Form 10-K
period 2017-12-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2018-02-22
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

VEREIT, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐

	Smaller reporting company	☐	Emerging growth company	☐

VEREIT Operating Partnership, L.P.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. VEREIT, Inc. ☐ VEREIT Operating Partnership, L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of VEREIT, Inc. as of June 30, 2017 was approximately $7.9 billion based on the closing sale price for VEREIT, Inc.’s common stock on that day as reported by the New York Stock Exchange. Such value excludes common stock held by executive officers and directors.
There were 974,297,922 shares of common stock of VEREIT, Inc. outstanding as of February 20, 2018.
There is no public trading market for the common units of VEREIT Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of VEREIT Operating Partnership, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of VEREIT, Inc.’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2017 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity or debt issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate disclosures in Item 4. Controls and Procedures and Exhibit 31 and Exhibit 32 certifications. As general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the fiscal year ended December 31, 2017

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.
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

•
We are subject to risks associated with pending government investigations relating to the findings of the investigation conducted in 2014 by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”) and related litigation, including the expense of such investigations and litigation and any potential payments upon resolution.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes (as defined in Note 10 –Debt), and the terms of the Credit Facility (as defined in Note 10 – Debt).

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2017.
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
When we refer to “operating properties” we mean properties owned by the Company and beginning in 2017, omitting properties for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. As of December 31, 2017, our portfolio was comprised of 4,092 retail, restaurant, office and industrial real estate properties with an aggregate of 94.7 million square feet, of which 98.5% was leased, with a weighted-average remaining lease term of 9.5 years. As of December 31, 2017, one vacant industrial property (the “Excluded Property”), comprised of 307,275 square feet, which secured a mortgage note payable with debt outstanding of $16.2 million, was not considered an operating property. Omitting the Excluded Property, we owned 4,091 operating properties with an aggregate of 94.4 million square feet, of which 98.8% was leased, with a weighted-average remaining lease term of 9.5 years as of December 31, 2017.

PART I
Item 1. Business.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 4,091 retail, restaurant, office and industrial operating properties with an aggregate of 94.4 million square feet, of which 98.8% was leased as of December 31, 2017, with a weighted-average remaining lease term of 9.5 years. VEREIT’s business model provides equity capital to creditworthy corporations in return for long-term leases on their properties.
Substantially all of our real estate operations are conducted through the Operating Partnership. VEREIT, Inc. is the sole general partner and holder of 97.6% of the common partnership interests in the Operating Partnership (the “OP Units”) as of December 31, 2017 with the remaining 2.4% of the OP Units owned by certain non-affiliated investors and certain former directors, officers and employees of the Former Manager (defined below).
Prior to the fourth quarter of 2017, the Company operated through two business segments, the real estate investment segment and the investment management segment, Cole Capital. On November 13, 2017, the Company entered into a purchase and sale agreement to sell substantially all of the Cole Capital segment. The sale closed on February 1, 2018. Substantially all of the Cole Capital segment is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented. The Company's continuing operations represent primarily those of the real estate investment segment. See Note 5 —Discontinued Operations, for further information on the sale of Cole Capital.
VEREIT, Inc. was incorporated in the State of Maryland on December 2, 2010 and has elected to be treated as a REIT for U.S. federal income tax purposes. The Operating Partnership was formed in the State of Delaware on January 13, 2011. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”). VEREIT, Inc.’s shares of common stock and 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) trade on the New York Stock Exchange (the “NYSE”) under the trading symbols “VER” and “VER PRF,” respectively.
2017 Developments
Real Estate Acquisitions
During the year ended December 31, 2017, the Company acquired controlling financial interests in 88 commercial properties for an aggregate purchase price of $748.8 million.
Real Estate Dispositions
During the year ended December 31, 2017, the Company disposed of 137 properties for an aggregate sales price of $594.9 million, of which the Company’s share was $574.4 million after the profit participation payments related to the disposition of 31 Red Lobster properties and the consolidated joint venture partner’s share of the sales price, resulting in consolidated proceeds of $445.5 million after closing costs and a $66.0 million debt assumption.
Balance Sheet and Liquidity
2017 Bond Offering
On August 11, 2017, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.950% Senior Notes due 2027, (the “2017 Bond Offering”). As discussed in Note 10 – Debt, the Company subsequently used the proceeds from the 2017 Bond Offering to repay borrowings, including swap termination costs and accrued and unpaid interest under its $500.0 million Credit Facility Term Loan. The Company used the remaining proceeds to pay down secured debt.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warrant. During the year ended December 31, 2017, the Company repurchased 68,759 shares of Common Stock in multiple open market transactions for $0.5 million as part of the Share Repurchase Program.

Debt Reductions
The Company decreased total debt by $293.8 million, from $6.4 billion to $6.1 billion, partially due to the repayment of the Credit Facility Term Loan of $500.0 million and a $579.9 million reduction of secured debt. These reductions of debt were partially offset by the issuance of $600.0 million of unsecured notes and net borrowings on the revolving credit facility of $185.0 million.
Cole Capital Sale
On November 13, 2017, we entered into a purchase and sale agreement (as amended by that certain First Amendment to the Purchase and Sale agreement, dated as of February 1, 2018, the “Cole Capital Purchase and Sale Agreement”) with CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC. Under the terms of the Cole Capital Purchase and Sale Agreement, the Company agreed to sell to the Cole Purchaser all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc. (“CCA”), our subsidiary that sponsors and manages non-listed real estate investment trusts, and certain of CCA’s subsidiaries. The sale closed (the “Cole Capital Closing Date”) on February 1, 2018 for total consideration of approximately $120 million paid in cash.

On the Cole Capital Closing Date, we entered into a services agreement (the “Services Agreement”) with Cole Capital, pursuant to which we will continue to provide certain services to Cole Capital and its subsidiaries and to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Credit Property Trust V, Inc. (“CCPT V” and collectively with CCPT IV, INAV, CCIT II and CCIT III, the “Cole REITs”) including operational real estate support. Under the terms of the Services Agreement, we will be entitled to receive reimbursement for certain of the services provided and fees based on the future revenues of Cole Capital above a specified dollar threshold (the “Net Revenue Payments”), up to an aggregate of $80 million in Net Revenue Payments.
Primary Investment Focus
We own and actively manage a diversified portfolio of single-tenant retail, restaurant, office and industrial real estate assets subject to long-term net leases with creditworthy tenants. Our focus is on single-tenant, net-leased properties that are strategically located and essential to the business operations of the tenant, as well as retail properties that offer necessity and value-oriented products or services. We actively manage the portfolio by considering several metrics including property type, tenant concentration, geography, credit and key economic factors for appropriate balance and diversity. We believe that actively managing our portfolio allows us to attain the best operating results for each asset and the overall portfolio through strategic planning, implementation of these plans and responding proactively to changes and challenges in the marketplace.
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

Real Estate Investments
As of December 31, 2017, omitting the Excluded Property, the Company owned 4,091 operating properties comprising 94.4 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.8% leased with a weighted-average remaining lease term of 9.5 years. There were no tenants exceeding 10% of our consolidated annualized rental income as of December 31, 2017, 2016 or 2015. As of December 31, 2017, 2016 and 2015, properties located in Texas represented 12.8%, 13.5% and 13.1%, respectively, of our consolidated annualized rental income. As of December 31, 2017, tenants in the casual dining restaurant and manufacturing industries accounted for 13.8% and 10.1%, respectively, of our consolidated annualized rental income. As of December 31, 2016, tenants in the casual dining restaurant and manufacturing industries accounted for 15.6% and 10.1%, respectively, of our consolidated annualized rental income. As of December 31, 2015, tenants in the casual dining restaurant and manufacturing industries accounted for 16.6% and 10.1%, respectively, of our consolidated annualized rental income.
Financing Policies
We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We expect our leverage metrics to improve over time.
We intend to finance future acquisitions with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of public and private offerings of our equity and debt securities, secured and unsecured corporate-level debt, property-level debt and mortgage financing and other public, private or bank debt. In addition, we may acquire properties in exchange for the issuance of common stock or OP Units and we may acquire properties subject to existing mortgage indebtedness.
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
Employees
As of December 31, 2017, we had approximately 330 employees. Following the closing of the Cole Capital sale, approximately 100 of these employees were employed by the Cole Purchaser.
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
Supplemental U.S. Federal Income Tax Considerations
This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
Recent Legislation
The recently enacted “Tax Cuts and Jobs Act” (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), including a number of provisions of the Internal Revenue Code that affect the taxation of businesses and their owners, including REITs and their stockholders.
Among other changes, the TCJA made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and corporate alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our taxable REIT subsidiaries (“TRSs”) and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•
Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs. However, a taxpayer that qualifies as a real estate business may elect to be exempt from such limitations on the deductibility of interest expense.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•
New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

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
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, a default specific to a particular property could result in a termination of the entire master lease, resulting in the loss of revenue from all such properties.
We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the continued default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for lower rents, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2017, we had derived approximately:

•	$75.4 million, or 6.5%, of our annualized rental income from Red Lobster®, a wholly owned subsidiary of Golden Gate Capital;

•	$343.8 million, or 29.8%, of our annualized rental income from properties located in the following four states: Texas (12.8%), Ohio (5.9%), Florida (5.6%), and Illinois (5.5%); and

•
$612.7 million, or 53.0%, of our annualized rental income from tenants in the following six industries: the casual dining restaurant industry (13.8%), the manufacturing industry (10.1%), the quick service restaurant industry (8.9%), the discount retail industry (8.1%), the pharmacy retail industry (7.1%) and the grocery & supermarket retail industry (5.0%).

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
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in the year ended December 31, 2017, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See “Note 9 – Fair Value Measures” to our consolidated financial statements for a discussion of real estate impairment charges.
Our ownership of certain properties and other facilities are subject to ground leases or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.
As of December 31, 2017, we held interests in properties and other facilities through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2017, the costs associated with these ground leases represented 2.0% of annualized rental revenue. Many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, which may impair their value.
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
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or where the tenant is not rated may have a greater risk of default.
As of December 31, 2017, approximately 60.4% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments in properties leased to such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit-assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely impact our ability to make cash distributions to our stockholders and unitholders.
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment business objectives and REIT limitations. We generally intend to hold properties for an extended time, but our management or Board of Directors may exercise their discretion as to whether and when to sell a property to achieve investment objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure you that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders and unitholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold.
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
We have entered and may continue to enter into sale-leaseback transactions. In a sale-leaseback transaction, we purchase a property and then lease it back to the third party from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might possibly be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distribution to our stockholders and unitholders.
If a sale-leaseback is re-characterized as a financing, we would not be considered the owner of the property and, as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback is re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
We have a history of operating losses and cannot assure you that we will maintain profitability.
Since our inception in 2010, we have experienced net losses (calculated in accordance with U.S. GAAP) and as of December 31, 2017, had an accumulated deficit of $4.78 billion. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability.
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
In addition, our ability to acquire properties in the future on satisfactory terms and successfully integrate and operate such properties is subject to the following significant risks:

•
we may be unable to acquire desired properties or the purchase price of a desired property may increase significantly because of competition from other real estate investors, including other real estate operating companies, REITs and investment funds;

•	we may acquire properties that are not accretive to our earnings upon acquisition;

•	we may be unable to obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms;

•	we may need to spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

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
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with prior owners of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with numerous developers, owners and operators of retail, restaurant, industrial and office real estate, many of which have greater financial and other resources than us. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ lease expire or attract new tenants. In addition, if our competitors sell assets similar to assets we intend to divest in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.
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

•	loss of property rights, adverse impacts on our tenants’ business operations and/or increases in tenant vacancies resulting from eminent domain proceedings;

•
civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, including extreme weather events from possible future climate change, which may result in uninsured losses, and acts of war or terrorism; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act.

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
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots, war or nuclear explosions. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
Our participation in joint ventures creates additional risks as compared to direct real estate investments, and the actions of our joint venture partners could adversely affect our operations or performance.
We have in the past participated, and may in the future participate, in transactions structured to purchase assets jointly with unaffiliated third parties (a “joint venture”). There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or other entity. In addition, there is the potential of the third-party participant in the joint venture becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and that participant. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities. The competing rights of each owner in a jointly-owned property could effect a reduction in the value of each owner’s interest in the subject property.
If we are unable to maintain effective disclosure controls and procedures and effective internal control over financial reporting, investor confidence and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures and internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, there can be no guarantee as to the effectiveness of our disclosure controls and procedures and we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be adversely affected and we could fail to meet our reporting obligations.
Government investigations relating to the findings of the Audit Committee Investigation may result in significant legal expenses, fines, and/or penalties, including indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer.
On November 13, 2014, we received the first of two subpoenas relating to the findings of the Audit Committee Investigation from the staff of the SEC, each of which called for the production of certain documents. On December 19, 2014, we received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. The U.S. Attorney’s Office for the Southern District of New York also contacted counsel for the Company and counsel for the Audit Committee. We are cooperating with these regulators in their investigations. The amount of time needed to resolve these investigations is uncertain, and, although the U.S. Attorney’s Office for the Southern District of New York has indicated that it does not intend to bring criminal charges against the Company arising from its investigation, we cannot predict the outcome of other investigations or whether we will face additional government investigations, inquiries or other actions related to these matters. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees, among others in connection with the ongoing government investigations and potential future government inquiries, investigations or actions, including advancement of legal fees. These matters could result in actions seeking, among other things, injunctions against us and the payment of significant fines and/or penalties, as well as requiring payment of substantial legal fees and indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer. We can provide no assurance as to the outcome of any government investigation.
The Company and certain of our former officers and directors, among others, have been named as defendants in various lawsuits related to the findings of the Audit Committee Investigation which have resulted in significant legal expenses which are expected to continue. Any resolution could require substantial payments by the Company, including indemnification obligations, and may materially impact our business, financial condition, liquidity and results of operations.
Since the October 29, 2014 announcement of the findings of the Audit Committee Investigation and the subsequent restatement of the Company’s financial statements in March 2015, the Company and its former officers and directors (along with others) have been named as defendants in multiple putative securities class action complaints in the United States District Court for the Southern District of New York, which were subsequently consolidated under the caption In re American Realty Capital Properties, Inc. Litigation, 1:15-mc-00040-AKH, multiple individual securities lawsuits and multiple derivative lawsuits. See “Note 15 – Commitments and Contingencies” to our consolidated financial statements for additional details regarding pending litigation matters related to the Audit Committee Investigation.
As a result of the various pending litigations, and subject to certain limitations, we are obligated to advance certain legal expenses to and indemnify our current and former directors, officers and employees, as well as certain outside individuals and entities. These lawsuits have resulted in significant ongoing legal expenses, which are expected to continue. The resolution of these matters, and the timing thereof, are uncertain. Any such resolution, whether through a judgment or a settlement, could require substantial payments by the Company, including potential indemnification obligations, which in large part are not expected to be covered by insurance, and may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
Competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retailers, could adversely affect our business.
Our retail tenants face increasing competition from e-commerce retailers. E-commerce sales have accounted for an increasing percentage of retail sales over the past few years and this trend is expected to continue. These trends may have an impact on decisions that retailers make regarding their brick and mortar stores. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. These conditions could adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.
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
As of December 31, 2017, our aggregate indebtedness was $6.1 billion. We may incur significant additional debt in the future, including borrowings under our Credit Facility, for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property and litigation expenses. At December 31, 2017, we had $2.1 billion of undrawn commitments under our Credit Facility. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant adverse consequences, including as follows:

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

•	we may be forced to dispose of properties, possibly on disadvantageous terms;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations;

•	certain of the property subsidiaries’ loan documents may include restrictions on such subsidiary’s ability to make dividends to us;

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
Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. While we intend to limit our indebtedness, our organizational documents contain no limitations on the amount of debt that we may incur. Further, our financing decisions and related decisions regarding levels of debt may be determined by our Board of Directors in its discretion without stockholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future, subject to us meeting the financial and operating covenants described above, which could result in us becoming more highly leveraged and adversely affecting our financial condition.
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
Our Senior Notes are periodically rated by nationally recognized credit rating agencies. Our current corporate credit and issue-level ratings for our Senior Notes are “BBB-” with a “stable” outlook from Standard & Poor’s Rating Services. Our corporate credit and issue-level ratings for our Senior Notes are “Baa3” with a “stable” outlook assigned by Moody’s Investor Service, Inc. Our corporate credit and issue-level ratings for our Senior Notes are “BBB-“ with a “stable” outlook assigned by Fitch Ratings, Inc. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. Our credit ratings can adversely affect the cost and availability of capital, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our business, an adverse change in our credit ratings could have a material adverse effect on our financial condition, liquidity, results of operations and the trading price of our Senior Notes.
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

•	actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors;

•	changes in our dividend policy;

•	publication of research reports about us, our competitors, our tenants, or the REIT industry;

•	changes in market valuations of companies similar to us;

•	speculation in the press or investment community;

•	our failure to meet, or changes to, our earnings estimates, or those of any securities analysts;

•	increases in market interest rates;

•	adverse market reaction to the amount of or the maturity of our debt and our ability to refinance such debt and the terms thereof;

•	adverse market reaction to any additional indebtedness we incur or equity or securities we may issue;

•	changes in our credit ratings;

•	changes in our key management;

•	the financial condition, liquidity, results of operations, and prospects of our tenants;

•	litigation and government investigations;

•	failure to maintain our REIT qualification; and
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

Risks Relating to our Real Estate Investments
Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.
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
Our build-to-suit acquisitions are subject to additional risks related to properties under development.
From time to time, we engage in build-to-suit acquisitions and the acquisition of properties under development. In connection with these businesses, we enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance, and if other conditions have been met such as there is an effective lease for the property, the tenant has accepted the property and commenced paying rent. We may also engage in development and construction activities involving existing properties, including the expansion of existing facilities (typically at the request of a tenant) or the development or build-out of vacant space at retail properties. We may advance significant amounts in connection with certain development projects.
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
Risks Related to the Services Agreement
Our continuing obligation to provide services to Cole Capital under the Services Agreement could have an adverse effect on our business operations.

In connection with the closing of the Cole Capital sale, we entered into the Services Agreement, pursuant to which we will continue to provide certain services, including operational real estate support, through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCA. Under the terms of the Services Agreement, we will be entitled to receive reimbursement for certain of the services provided and fees based on the future revenues of CCA above a specified dollar threshold (the “Net Revenue Payments”), up to an aggregate of $80.0 million in Net Revenue Payments. There is no assurance that we will be successful in managing these services so that they do not have an adverse effect on our business operations and there can be no assurance that we will receive any Net Revenue Payments after February 1, 2018, under the Services Agreement.

We are subject to conflicts of interest relating to the Cole REITs.

During the initial term of the Services Agreement, property acquisition opportunities will be allocated among us and the real estate programs sponsored by CCA pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. The Cole REITs have characteristics, including targeted investment types, and investment objectives and criteria substantially similar to our own. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as the Cole REITs.
During the initial term of the Services Agreement, in the event that an investment opportunity is identified that may be suitable for more than one of us or the other programs sponsored by CCA and for which more than one of such entities has sufficient uninvested funds, then an allocation committee, which is comprised of employees of the Company and employees of CIM Group,

LLC, CCA or their respective affiliates, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•	the investment objective of each entity;

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	the amount of funds available to each entity and the length of time such funds have been available for investment;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If, in the judgment of the allocation committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, retail properties or anchored shopping centers) will be allocated such investment opportunity. If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the allocation committee, to be more appropriate for an entity other than the entity that committed to make the investment, the allocation committee may determine that the Company or a program sponsored by CCA will make the investment.

For programs sponsored by CCA that commenced operations on or after March 5, 2013, the Company retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to CCIT II, CCIT III and CCPT V, but does not apply to CCPT IV or INAV.

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
As of December 31, 2017, we owned approximately 97.6% of the OP Units in the Operating Partnership. However, the Operating Partnership may issue additional OP Units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders would not directly own any such OP Units, they would not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

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
We have agreed with ARC Real Estate Partners, LLC, an affiliate of ARC Properties Advisors, LLC (the “Former Manager”), to indemnify it against any adverse tax consequences if we were to sell, convey, transfer or otherwise dispose of all or any portion of the interests in the properties that were acquired by us in our formation transactions, in a taxable transaction. These tax protection provisions apply until September 6, 2021, which is the 10th anniversary of the closing of our initial public offering (“IPO”). Although it may be in our stockholders’ best interest that we sell one or more of these properties, it may be economically disadvantageous for us to do so because of these obligations. We have also agreed to make debt available for ARC Real Estate Partners, LLC to guarantee. We agreed to these provisions at the time of our IPO in order to assist ARC Real Estate Partners, LLC in preserving its tax position after its contribution of its interests in our initial properties. As a result, we may be required to incur and maintain more debt than we would otherwise.
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
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS of the REIT. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRSs will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. These rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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

Recent legislation substantially modified the taxation of REITs and their shareholders, and the effects of such legislation and related regulatory action are uncertain.
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our capital stock.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (not including the net investment income tax). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Pursuant to the TCJA, non-corporate recipients of dividends from a REIT (other than capital gains dividends and dividends eligible for treatment as qualified dividends) may deduct up to 20% of such REIT dividends for taxable years beginning before January 1, 2026. This deduction mitigates but does not eliminate the difference in effective tax rates between REIT dividends and dividends paid by C corporations.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For our taxable years that ended on or before December 31, 2014, and for any year in which we fail to be a “publicly offered” REIT within the meaning of Section 562 of the Code, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” We believe we qualify as a publicly offered REIT, but there can be no assurance that we will continue to so qualify. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend prior to January 1, 2015 (or any later year in which we are not a publicly offered REIT), we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.

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
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
We may incur adverse tax consequences if ARCT III, CapLease, ARCT IV, Cole or CCPT failed to qualify as a REIT for U.S. federal income tax purposes.
 The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. (“CCPT”) are subject. If any of ARCT III, CapLease, ARCT IV, Cole or CCPT failed to qualify as a REIT for U.S. federal income tax purposes at any time prior to such entity’s merger with us, we may inherit significant tax liabilities and could fail to qualify as a REIT.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal corporate offices are located at 2325 E. Camelback Road, Suite 1100, Phoenix, Arizona 85016. We have additional office space in New York, New York; Orlando, Florida; Alpharetta, Georgia; Austin, Texas, Washington, D.C.; Los Angeles, California; and Glenview, Illinois. We lease all of these offices, other than our office space in Glenview, Illinois, which was acquired in 2013. We believe these properties we own and lease are suitable for our operations for the foreseeable future.
As of December 31, 2017, omitting the Excluded Property, the Company owned 4,091 operating properties comprising 94.4 million square feet of retail and commercial space located in 49 states, Puerto Rico and Canada, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.8% leased with a weighted-average remaining lease term of 9.5 years. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Metrics for a discussion of the properties we hold for rental operations and Schedule III – Real Estate and Accumulated Depreciation for a detailed listing of such properties.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Effective July 31, 2015, we transferred the listing of the General Partner’s common stock and Series F Preferred Stock to the NYSE from NASDAQ Global Select Market. The General Partner’s common stock and Series F Preferred Stock trade under the trading symbols, “VER” and “VER PRF,” respectively.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the General Partner’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the S&P 500 Index (“S&P 500”) for the period commencing December 31, 2012 and ending December 31, 2017. The graph assumes an investment of $100 on December 31, 2012.
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
Stock Price and Distributions
For each quarter indicated, the following table reflects the respective high and low sales prices for the General Partner’s common stock as quoted by the NYSE, as applicable, and the dividend or distribution declared per share of common stock or OP Unit by the General Partner or the Operating Partnership, respectively, in each such period:

	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
High	$8.92	$10.14	$11.09	$10.35	$9.12	$8.94	$8.75	$8.57
Low	$6.68	$8.67	$9.76	$7.99	$8.18	$7.44	$7.90	$7.64

Dividends or distributions declared on common stock or OP Units (1)	$0.1375	$0.1375	$0.1375	$0.1375	$0.1375	$0.1375	$0.1375	$0.1375
_______________________________________________

(1)
The dividend that the General Partner pays on its common stock is equal to the distributions that the Operating Partnership makes on its OP Units pursuant to the terms of the LPA. However, the Operating Partnership did not make distributions in respect of a substantial portion of the outstanding OP Units held by its limited partners beginning on October 15, 2015 and continuing through January 16, 2018 when the dividend on the General Partner’s common stock was paid, as further discussed in “Note 16 - Equity” in our consolidated financial statements.

On February 21, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2018 to stockholders of record as of March 30, 2018, which will be paid on April 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP Unit. Our future distributions may vary and will be determined by the General Partner’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board.
As of February 20, 2018, the General Partner had approximately 3,700 registered stockholders of record of its common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. There is no established trading market for the Operating Partnership's OP Units. As of February 20, 2018, there were 29 record holders of the OP Units.
Recent Sales of Unregistered Securities
During the year ended December 31, 2017, the Company did not redeem any Limited Partner OP Units for shares of the General Partner's common stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows the amount of securities remaining available for future issuance under our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities Available For Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	—	—	91,295,800
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	91,295,800
_______________________________________________

(1)
The total number of shares of common stock reserved for the issuance of equity incentive awards under our Equity Plan is equal to 10.0% of the total number of issued and outstanding shares of our common stock (on a fully diluted basis assuming the redemption of all OP Units for shares of common stock) at any time.  As such, the number of shares available for issuance under the Equity Plan changes automatically with changes in the total number of outstanding shares of common stock, outstanding OP Units, and dilutive securities. See “Note 16 – Equity-based Compensation to our consolidated financial statements for a discussion of the Company’s equity plans.

Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the year ended December 31, 2017, the General Partner and the Operating Partnership repurchased the following shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee stock awards:

Period	Total Number of Shares/ Units Purchased	Weighted Average Price Paid Per Share/Unit		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	26,462	8.41	(1)	—	—
November 1, 2017 - November 30, 2017	413	8.07	(1)	—	—
December 1, 2017 - December 31, 2017	6,752	7.79	(1)	—	—
Total	33,627	$8.28		—	$—
_________________________________________

(1)	With respect to these shares/units, the price paid per share/unit is based on the weighted average closing price on the respective vesting date.

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

	December 31,
	2017	2016	2015	2014 (1)	2013 (1)
Balance sheet data:
Total real estate investments, at cost	$15,615,375	$15,584,442	$16,784,721	$18,292,560	$7,459,142
Total assets	$14,705,578	$15,587,574	$17,405,866	$20,427,136	$7,747,494
Total debt, net	$6,073,444	$6,367,248	$8,059,802	$10,425,778	$4,286,619
Total liabilities	$6,662,702	$6,968,041	$8,691,907	$11,044,806	$5,248,967
Temporary equity	$—	$—	$—	$—	$269,299
Total equity	$8,042,876	$8,619,533	$8,713,959	$9,382,330	$2,229,228

	Year Ended December 31,
	2017	2016	2015	2014 (1)	2013 (1)
Operating data:
Total revenues	$1,252,285	$1,335,447	$1,441,135	$1,375,699	$329,323
Impairments	50,548	182,820	91,755	100,547	3,346
Total other operating expenses	945,484	963,598	1,059,590	1,315,951	659,721
Operating income (loss)	256,253	189,029	289,790	(40,799)	(333,744)
Total other expenses, net	(259,412)	(304,304)	(351,882)	(398,947)	(171,876)
Gain (loss) on disposition of real estate and real estate assets held for sale, net	61,536	45,524	(72,311)	(277,031)	—
Provision for income taxes	(6,882)	(7,136)	(4,589)	(7,313)	(2,195)
Income (loss) from continuing operations	51,495	(76,887)	(138,992)	(724,090)	(507,815)
Loss from discontinued operations, net of income taxes	(19,117)	(123,937)	(184,500)	(286,822)	—
Net income (loss)	32,378	(200,824)	(323,492)	(1,010,912)	(507,815)
Net (income) loss attributable to non-controlling interests(2)	(560)	4,961	7,139	33,727	16,316
Net income (loss) attributable to General Partner	$31,818	$(195,863)	$(316,353)	$(977,185)	$(491,499)

Cash flow data:
Net cash flows provided by operating activities	$793,267	$797,948	$859,695	$502,887	$11,918
Net cash flows (used in) provided by investing activities	$(274,106)	$881,637	$941,417	$(2,527,726)	$(4,541,718)
Net cash flows (used in) provided by financing activities	$(756,595)	$(1,506,985)	$(2,151,604)	$2,415,555	$4,295,604

Per share data:
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.02)	$(0.16)	$(0.23)	$(1.01)	$(2.41)
Basic and diluted net loss per share from discontinued operations attributable to common stockholders	(0.02)	(0.13)	(0.20)	(0.35)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.29)	$(0.43)	$(1.36)	$(2.41)
Weighted-average number of shares of common stock outstanding - basic (3)	974,098,652	931,422,844	903,360,763	793,150,098	205,341,431
Cash dividends declared per common share	$0.55	$0.55	$0.28	$1.08	$0.91
_______________________________________________

(1)	The Company’s operations were impacted by significant mergers with real estate businesses during these periods.

(2)	Represents income or loss attributable to limited partners and consolidated joint venture partners.

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
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 4,091 retail, restaurant, office and industrial operating properties with an aggregate 94.4 million square feet, of which 98.8% was leased as of December 31, 2017, with a weighted-average remaining lease term of 9.5 years.
Prior to the fourth quarter of 2017, we operated through two business segments, our real estate investment segment and our investment management segment, Cole Capital, which sponsored and managed non-listed real estate investment trusts. On November 13, 2017, we entered into the Cole Capital Purchase and Sale Agreement to sell substantially all of the Cole Capital segment. The sale closed on February 1, 2018. Substantially all of the Cole Capital segment is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented. See Note 5 —Discontinued Operations, for further information on the sale of Cole Capital.
Effective January 1, 2017, we determined that adjusted funds from operations (“AFFO”), a non-GAAP measure, and our real estate portfolio and economic metrics, should exclude the impact of properties owned by the Company for the month beginning with the date that (i) the properties’ related mortgage loan is in default and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation, and ending with the disposition date ("Excluded Properties"), to better reflect our ongoing operations. Excluded Properties during the year ended December 31, 2017, were two vacant office properties and five industrial properties, two of which were vacant. Excluded Properties at December 31, 2017, included one vacant industrial property, comprised of 307,275 square feet, which secured a mortgage note payable, with debt outstanding of $16.2 million. The Company did not update data presented for prior periods for this change as it determined the impact on our prior periods was immaterial.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2017. During 2017, the U.S. real gross domestic product increased 2.3%, the unemployment rate decreased 0.6 percentage points to 4.1%, and Core CPI, a measure of inflation which removes food & energy prices and is seasonally adjusted, increased 1.8%, as compared to the same period a year earlier.
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

Goodwill Impairment
We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We adopted ASU 2017-04, Intangibles – Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test (comparing the implied fair value of goodwill with the carrying amount of goodwill). The risks and uncertainties involved in applying the principles related to goodwill impairment include, but are not limited to, the following:

•	We estimate the fair value using discounted cash flows and relevant competitor multiples.

•	We monitor factors that may impact the fair value including market comparable company multiples, interest rates and global economic conditions.

•
We use a combined income and market approach in evaluations for potential impairment, which requires management to make key assumptions related to revenue growth rate, cash flow assumptions, discount rate and selection of comparable companies.

See “Note 9 – Fair Value Measures” for discussion regarding our sensitivity analysis performed around these assumptions.
Real Estate Investment Impairment
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affect the amount of depreciation and amortization recognized on our investments.

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss.

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset.

•	Changes in assumptions based on actual results may have a material impact on the Company’s financial results.
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
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below- market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

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
Operating Highlights and Key Performance Indicators
2017 Activity

•
Acquired controlling financial interests in 88 commercial properties and three land parcels for an aggregate purchase price of $748.8 million, which includes $3.3 million of external acquisition-related expenses that were capitalized and 22 properties acquired in a nonmonetary exchange.

•
Disposed of 137 properties, including six properties relinquished by foreclosure or deed-in-lieu of foreclosure transactions, for an aggregate sales price of $594.9 million, of which our share was $574.4 million, resulting in consolidated proceeds of $445.5 million after a mortgage loan assumption and closing costs, including 15 properties disposed of in connection with a nonmonetary exchange.

•	Total secured debt decreased by $579.9 million, from $2.7 billion to $2.1 billion.

•	Closed 2017 Bond Offering of $600.0 million and repaid all of the outstanding borrowings under our $500.0 million Credit Facility Term Loan.

•	Declared a quarterly dividend of $0.1375 per share of common stock for each quarter of 2017, representing an annualized dividend rate of $0.55 per share.

•	Entered into a purchase and sale agreement to sell substantially all of Cole Capital.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of December 31, 2017, based on annualized rental income of $1.2 billion,

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties, excluding properties owned through our unconsolidated joint ventures as of December 31, 2017, 2016 and 2015:

	2017 (1)	2016	2015
Portfolio Metrics
Operating properties	4,091	4,142	4,435
Rentable square feet (in millions)	94.4	93.3	99.6
Economic occupancy rate (2)	98.8%	98.3%	98.6%
Investment-grade tenants (3)	39.6%	41.2%	42.5%
____________________________________

(1)	Omits the impact, if any, of the Excluded Properties.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(3)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties, excluding properties owned through our unconsolidated joint ventures, as of December 31, 2017, 2016 and 2015:

	2017 (1)	2016	2015
Economic Metrics
Weighted-average lease term (in years) (2)	9.5	9.9	10.6
Lease rollover (2)(3):
Annual average	4.8%	4.3%	3.8%
Maximum for a single year	7.3%	7.4%	4.5%
____________________________________

(1)	Omits the impact, if any, of the Excluded Properties.

(2)	Based on annualized rental income of our real estate portfolio as of December 31, 2017.

(3)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts). Data presented includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital, except as otherwise indicated.

	Year Ended December 31,
	2017	2016	2015
Financial Metrics
Revenues (1)	$1,252,285	$1,335,447	$1,441,135
Operating income (1)	$256,253	$189,029	$289,790
Income (loss) from continuing operations	$51,495	$(76,887)	$(138,992)
Loss from discontinued operations, net of income taxes	$(19,117)	$(123,937)	$(184,500)

Loss from continuing operations attributable to common stockholders per diluted share (2)	$(0.02)	$(0.16)	$(0.23)
Loss from discontinued operations attributable to common stockholders per diluted share (2)	(0.02)	(0.13)	(0.20)
Net loss attributable to common stockholders per diluted share (2)	$(0.04)	$(0.29)	$(0.43)

FFO attributable to common stockholders and limited partners from continuing operations (3)	$672,225	$737,353	$769,666
FFO attributable to common stockholders and limited partners from discontinued operations (3)	(19,117)	(123,937)	(184,500)
FFO attributable to common stockholders and limited partners (3)	$653,108	$613,416	$585,166

AFFO attributable to common stockholders and limited partners from continuing operations (3)	$702,556	$723,354	$770,567
AFFO attributable to common stockholders and limited partners from discontinued operations (3)	36,213	18,103	11,491
AFFO attributable to common stockholders and limited partners (3)	$738,769	$741,457	$782,058

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share (3)	$0.70	$0.76	$0.83
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share (3)	0.04	0.02	0.01
AFFO attributable to common stockholders and limited partners per diluted share (3)	$0.74	$0.78	$0.84
____________________________________

(1)	Represents continuing operations as presented on the statement of operations in accordance with GAAP.

(2)	See “Note 18 – Net Income (Loss) Per Share/Unit” for calculation of net income (loss) per share.

(3)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Property Financing
Our mortgage notes payable consisted of the following as of December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (3)
December 31, 2017 (4)	471	$2,054,838	4.88%	4.1
December 31, 2016	619	$2,629,949	4.95%	4.6
December 31, 2015	654	$3,039,882	5.08%	5.1
_______________________________________________

(1)
Mortgage notes payable have fixed rates or are fixed by way of interest rate swap arrangements. Effective interest rates ranged from 3.1% to 7.2% at December 31, 2017, 2.00% to 7.75% at December 31, 2016, and 3.10% to 10.68% at December 31, 2015.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate would increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Omits the Excluded Property and the related outstanding loan amount of $16.2 million and interest rate of 9.48%.

In addition, we have financing which is not secured by interests in real property, which is described under “Liquidity and Capital Resources.”
Future Lease Expirations
The following is a summary of lease expirations for the next 10 years and beyond at the operating properties we owned as of December 31, 2017 (dollar amounts and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2018	150	2,173	2.3%	$26,924	2.3%
2019	171	2,769	2.9%	45,237	3.9%
2020	218	3,935	4.2%	42,621	3.7%
2021	188	10,523	11.1%	84,081	7.3%
2022	287	9,380	9.9%	80,416	7.0%
2023	247	6,036	6.4%	75,240	6.5%
2024	174	9,060	9.6%	105,547	9.1%
2025	266	4,197	4.4%	60,209	5.2%
2026	248	8,779	9.3%	84,535	7.3%
2027	367	7,661	8.1%	103,552	9.0%
Thereafter	1,009	28,812	30.6%	446,194	38.7%
Total	3,325	93,325	98.8%	$1,154,556	100.0%
_______________________________________________

(1)	The Company has certain leases comprised of multiple properties.

Results of Operations
Prior to the fourth quarter of 2017, the Company operated through two business segments, the real estate investment segment and the investment management segment, Cole Capital. On November 13, 2017, the Company entered into a purchase and sale agreement to sell substantially all of the Cole Capital segment. The sale closed on February 1, 2018. Substantially all of the Cole Capital segment is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented. The Company's continuing operations represent primarily those of the real estate investment segment.
Rental Income
The table below sets forth, for the periods presented, rental income information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Increase/(Decrease)	2016 vs 2015 Increase/(Decrease)
Rental income	$1,154,147	$1,229,992	$1,342,507	$(75,845)	$(112,515)

2017 vs 2016 – The decrease in rental income of $75.8 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to the disposition of 438 consolidated properties subsequent to January 1, 2016.
2016 vs 2015 – Rental revenue decreased $112.5 million during the year ended December 31, 2016, of which $105.6 million was due to the disposition of 529 consolidated properties subsequent to January 1, 2015. The decrease was also due to an increase in tenant vacancies, particularly Ovation Brands, Inc., which filed for chapter 11 bankruptcy on March 7, 2016 (the “Ovation Bankruptcy”).
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Increase/(Decrease)	2016 vs 2015 Increase/(Decrease)
Acquisition-related	$3,402	$1,321	$6,243	$2,081	$(4,922)
Litigation, merger and other non-routine costs, net of insurance recoveries	47,960	3,884	33,628	44,076	(29,744)
Property operating	128,717	144,428	130,855	(15,711)	13,573
General and administrative	58,603	51,927	67,137	6,676	(15,210)
Depreciation and amortization	706,802	762,038	821,727	(55,236)	(59,689)
Impairments	50,548	182,820	91,755	(132,272)	91,065
Total operating expenses	$996,032	$1,146,418	$1,151,345	$(150,386)	$(4,927)
Acquisition-Related Expenses
Subsequent to the adoption of ASU 2017-01 as discussed in “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements, acquisition-related expenses consist primarily of internal salaries allocated to acquisition-related activities and costs incurred for deals that were not consummated.
2017 vs 2016 - The increase of $2.1 million in acquisition-related expenses for the year ended December 31, 2017, as compared to the same period in 2016 was primarily due to an increase in allocated internal salaries resulting from time spent on acquiring commercial properties during the year ended December 31, 2017. The Company resumed property acquisitions in the fourth quarter of 2016 and acquired 88 properties and three land parcels for an aggregate purchase price of $748.8 million during the year ended December 31, 2017.
2016 vs 2015 - The Company acquired an interest in eight commercial properties for a purchase price of $100.2 million during the year ended December 31, 2016 as compared with the acquisition of 16 properties for an aggregate purchase price of $36.3 million during the year ended December 31, 2015. The decrease in acquisition related expenses of $4.9 million during the year ended December 31, 2016 was due to a decrease in costs incurred for deals that were not consummated and fewer properties acquired in 2016.
Litigation, Merger and Other Non-routine Costs, Net of Insurance Recoveries
2017 vs 2016 - The increase of $44.1 million during the year ended December 31, 2017 as compared to the same period in 2016 was due to an increase of $25.2 million in legal fees incurred related to the Audit Committee Investigation and related litigation and investigations during the year ended December 31, 2017 as compared to the same period in 2016. Additionally, the Company recognized $21.2 million of insurance recoveries during the year ended December 31, 2016, of which $10.5 million related to litigation resulting from prior mergers and $10.7 million related to the Audit Committee Investigation and related litigation and investigations. No insurance recoveries were recognized during the year ended December 31, 2017 related to the litigation resulting from prior mergers.
2016 vs 2015 - The decrease of $29.7 million during the year ended December 31, 2016 was primarily due to a $20 million decrease in legal fees incurred for litigation arising from the results of the Audit Committee Investigation and related litigation and investigations. Additionally, the Company recognized insurance recoveries of $21.2 million during the year ended December 31, 2016 as compared to $11.4 million in 2015.
Property Operating Expenses and Operating Expense Reimbursements
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Increase/(Decrease)	2016 vs 2015 Increase/(Decrease)
Property operating expenses	$128,717	$144,428	$130,855	$(15,711)	$13,573
Less: Operating expense reimbursements	98,138	105,455	98,628	(7,317)	6,827
Property operating expenses, net of operating expense reimbursements	$30,579	$38,973	$32,227	$(8,394)	$6,746
2017 vs 2016 – Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The decrease in net property operating expenses of $8.4 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to the disposition of vacant properties and certain properties subject to double-net or modified gross leases.
2016 vs 2015 – The net increase of $6.7 million during the year ended December 31, 2016 was primarily due to an increase in tenant vacancies, particularly related to Ovation Brands, Inc., which filed for Chapter 11 bankruptcy on March 7, 2016.
General and Administrative Expenses
2017 vs 2016 – The increase of $6.7 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to an increase of $6.8 million of compensation and benefits, including equity based compensation.
2016 vs 2015 – The decrease of $15.2 million during the year ended December 31, 2016 was primarily due to a decrease of $8.2 million in consulting and other professional fees in 2016. Additionally, during the year ended December 31, 2016, accounting fees decreased $2.1 million, primarily due to the work performed during the first quarter of 2015 in connection with the restatements, and legal fees decreased $2.7 million, primarily due to costs incurred in 2015 related to strategic, tax and regulatory matters.
Depreciation and Amortization Expenses
2017 vs 2016 – The decrease of $55.2 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to the disposition of 438 consolidated properties subsequent to January 1, 2016. The Company also recorded $50.5 million and $182.8 million of impairment charges on real estate investments during the years ended December 31, 2017 and 2016, respectively, which reduced the carrying value being depreciated and amortized.
2016 vs 2015 – The decrease of $59.7 million during the year ended December 31, 2016 primarily related to the disposition of 529 consolidated properties subsequent to January 1, 2015. The Company also recorded $182.8 million and $91.8 million of impairment charges on real estate investments during the year ended December 31, 2016 and 2015, respectively, which reduced the carrying value being depreciated and amortized.

Impairments
2017 vs 2016 – The decrease in impairments of $132.3 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to a decrease in the number of properties impaired from 153 during the year ended December 31, 2016 to 69 properties during the year ended December 31, 2017. In addition, the decrease was also due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties during the year ended December 31, 2016 as well as the Ovation Bankruptcy during 2016.
2016 vs 2015 – The increase in impairments of $91.1 million during the year ended December 31, 2016 was primarily due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties, as well as the Ovation Bankruptcy.
Other (Expense) Income, Income Tax (Provision) Benefit and Loss from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Increase/(Decrease)	2016 vs 2015 Increase/(Decrease)
Interest expense	$(289,766)	$(317,376)	$(358,392)	$(27,610)	$(41,016)
Gain (loss) on extinguishment and forgiveness of debt, net	18,373	(771)	4,812	19,144	(5,583)
Other income, net	6,242	5,251	9,366	991	(4,115)
Reserve for loan loss	—	—	(15,300)	—	15,300
Equity in income and gain on disposition of unconsolidated entities	2,763	9,783	9,092	(7,020)	691
Gain (loss) on derivative instruments, net	2,976	(1,191)	(1,460)	4,167	269
Gain (loss) on disposition of real estate and real estate assets held for sale, net	61,536	45,524	(72,311)	16,012	117,835
Provision for income taxes	(6,882)	(7,136)	(4,589)	(254)	2,547
Loss from discontinued operations, net of income taxes	(19,117)	(123,937)	(184,500)	104,820	60,563
Interest Expense
2017 vs 2016 – The decrease of $27.6 million during the year ended December 31, 2017 as compared to 2016 was primarily due to the repayment of the Credit Facility Term Loan of $500.0 million and a $579.9 million reduction of secured debt, partially offset by the issuance of $600.0 million of unsecured notes and net borrowings on the revolving credit facility of $185.0 million.
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
Gain (Loss) on Extinguishment and Forgiveness of Debt, Net
2017 vs 2016 – The increase of $19.1 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily a result of three mortgage loans settled by foreclosure or deed-in-lieu of foreclosure for which the Company recognized a gain on forgiveness of debt of $20.5 million, with no comparable gains resulting from foreclosure or deed-in-lieu of foreclosure during the same period in 2016.
2016 vs 2015 – During the year ended December 31, 2016, the Company recorded a loss of $0.8 million in relation to the write-off of deferred financing costs and net premiums consisting of losses relating to the early extinguishment of our 2017 Senior Notes of $13.2 million and the prepayment of a portion of the Credit Facility Term Loan of $4.3 million, as well as the 2016 Term Loan of $2.6 million, as discussed in “Note 10 – Debt” to our consolidated financial statements. These losses were partially offset by a gain on forgiveness of debt of $19.1 million related to a mortgage loan settled by foreclosure. During the year ended December 31, 2015, the Company recorded a gain on forgiveness of debt of $4.8 million related to the foreclosure of one property.

Other Income, Net
2017 vs 2016 – The increase of $1.0 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to post-closing adjustments, of $1.6 million, recorded in accordance with the purchase and sale agreement during the year ended December 31, 2016 related to a multi-tenant asset portfolio sale completed in 2014, offset by a decrease in interest income related to the Company’s investment securities and mortgage notes receivable of $0.6 million.
2016 vs 2015 – The decrease of $4.1 million during the year ended December 31, 2016 as compared to the same period in 2015 was primarily a result of a decrease in disposition fees earned from 1031 real estate programs of $3.8 million.
Reserve for Loan Loss
The reserve for loan loss of $15.3 million for the year ended December 31, 2015 related to an unsecured note from RCS Capital Corporation in connection with the unconsummated sale of Cole Capital. During the three months ended December 31, 2015, the Company assessed the collectability of the note, determined it was unlikely to be repaid and recorded the reserve equal to the carrying value of the note.
Equity in Income and Gain on Disposition of Unconsolidated Entities
2017 vs 2016 – The decrease of $7.0 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily the result of a gain of $10.2 million recognized on the disposition of one unconsolidated joint venture owning one property in 2016, with no comparable gain in 2017.
2016 vs 2015 – Equity in income (loss) and gain on disposition of unconsolidated entities increased $0.7 million during the year ended December 31, 2016 as compared to 2015. During the year ended December 31, 2016, the Company recorded a gain of $10.2 million related to the disposition of one property, comprising 343 million square feet of office space, owned by an unconsolidated joint venture. During the year ended December 31, 2015, the Company recorded a gain of $6.7 million related to the disposition of its interest in one consolidated joint venture, whose only assets consisted of investments in three unconsolidated joint ventures that owned three properties, comprising 752 million square feet of retail space. During the years ended December 31, 2016 and 2015, the Company recognized $0.9 million and $2.3 million of net income, respectively, from the unconsolidated joint ventures. The Company recorded equity in loss related to its investments in the Cole REITs of $1.3 million during the year ended December 31, 2016, as compared to equity in income of $0.1 million during the year ended December 31, 2015.
Gain (Loss) on Derivative Instruments, Net
2017 vs 2016 – The $4.2 million increase during the year ended December 31, 2017 as compared to the same period in 2016, was primarily a result of the termination of six interest rate swaps in connection with the early repayment of the outstanding borrowings under our Credit Facility Term Loan, as discussed in Note 11 – Derivatives and Hedging Activities to our consolidated financial statements, which resulted in a gain of $1.1 million as compared to a loss of $3.3 million in 2016.
2016 vs 2015 – The decrease during the year ended December 31, 2016, is due to the termination of two interest rate swaps in connection with the early repayment of a portion of the Credit Facility Term Loan, which resulted in a loss of $3.3 million, offset by an increase in the fair value of the Company’s interest rate swaps.
Gain (Loss) on Disposition of Real Estate and Real Estate Assets Held For Sale, Net
2017 vs 2016 – The increase in gain on disposition of real estate and held for sale assets, net of $16.0 million during the year ended December 31, 2017 as compared to the same period in 2016, was due to the Company’s disposition of 131 properties, excluding six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate sales price of $594.9 million which resulted in a gain of $64.7 million during the year ended December 31, 2017, as compared to the disposal of 301 properties for an aggregate sales price of $1.1 billion during the same period in 2016 for a gain of $50.6 million, which included $28.8 million of goodwill allocation related to the sales. During the year ended December 31, 2017, the Company also recognized a loss of $3.1 million related to assets classified as held for sale, as compared to a loss of $5.1 million during the same period in 2016.
2016 vs 2015 – During the year ended December 31, 2016, the change of $117.8 million from a net loss on dispositions of real estate to a net gain was due to the Company’s disposition of 301 properties for an aggregate sales price of $1.1 billion, which resulted in an aggregate gain of $50.6 million, as compared to the disposal of 228 properties for an aggregate sales price of $1.4 billion during the same period in 2015 for a loss of $69.1 million. During the year ended December 31, 2016, the Company also recorded a loss of $5.1 million related to assets classified as held for sale, as compared to a loss of $3.2 million during the same period in 2015.

Provision for Income Taxes
2017 vs 2016 – The consolidated provision for income taxes of $6.9 million for the year ended December 31, 2017 as compared to a provision of $7.1 million for the same period in 2016 reflects an overall decrease in expense attributable to higher state taxes in 2016 and tax on net income from properties held in and sold by a TRS in 2016, which were partially offset by tax on the gain on the sale of certain Canadian properties in 2017.
2016 vs 2015 – The increase of $2.5 million is primarily due to the 2014 accrued state tax expense exceeding actual expenses incurred, resulting in a decrease to the provision for income taxes during the year ended December 31, 2015.
Loss from Discontinued Operations
2017 vs 2016 – During the fourth quarter of 2017, the Company entered into a purchase and sale agreement to sell substantially all of the Cole Capital segment. The decrease in loss from discontinued operations of $104.8 million during the year ended December 31, 2017 was primarily due to decreases in impairment of goodwill of $120.9 million, in general and administrative expenses of $18.8 million and in amortization of intangible assets of $11.7 million, partially offset by the loss recognized on classification as held for sale of $20.0 million and an increase in the provision for income taxes of $24.7 million. Revenues, net of reallowed fees and commissions increased $1.8 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016.
2016 vs 2015 – The decrease in loss from discontinued operations of $60.6 million during the year ended December 31, 2016 was primarily due to a decrease in impairment of intangible assets and goodwill of $92.4 million, offset by a decrease in the benefit from income taxes.

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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation, merger and other non-routine costs, net of insurance recoveries, held for sale loss on discontinued operations, gains or losses on sale of investment securities or mortgage notes receivable and legal settlements and insurance recoveries not in the ordinary course of business. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net of bad debt expense related to straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. Effective January 1, 2017, we determined to omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. We did not adjust AFFO during the years prior to January 1, 2017 as the impact was immaterial. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the years ended December 31, 2017, 2016 and 2015 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$32,378	$(200,824)	$(323,492)
Dividends on non-convertible preferred stock	(71,892)	(71,892)	(71,892)
(Gain) loss on disposition of real estate assets and interests in unconsolidated joint ventures, net	(61,536)	(55,722)	65,582
Depreciation and amortization of real estate assets	703,133	756,315	817,469
Impairment of real estate	50,548	182,820	91,755
Proportionate share of adjustments for unconsolidated entities	477	2,719	5,744
FFO attributable to common stockholders and limited partners	653,108	613,416	585,166
Acquisition-related expenses	3,402	1,321	6,243
Litigation, merger and other non-routine costs, net of insurance recoveries	51,762	3,884	33,628
Impairment of goodwill and intangible assets	—	120,931	213,339
Held for sale loss on discontinued operations	20,027	—	—
Reserve for loan loss	—	—	15,300
Legal settlements	—	—	(1,250)
Gain on early repayment of mortgage notes receivable and sale of investment securities	(65)	—	(65)
(Gain) loss on derivative instruments, net	(2,976)	1,191	1,460
Amortization of premiums and discounts on debt and investments, net	(4,616)	(14,693)	(19,183)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	5,366	5,396	4,522
Net direct financing lease adjustments	2,093	2,264	2,037
Amortization and write-off of deferred financing costs	24,536	28,063	33,998
Amortization of management contracts	14,514	26,171	25,903
Deferred and other tax expense (benefit) (1)	8,671	(10,136)	(52,242)
(Gain) loss on extinguishment and forgiveness of debt, net	(18,373)	771	(4,812)
Straight-line rent, net of bad debt expense related to straight-line rent	(44,903)	(54,190)	(82,398)
Equity-based compensation	16,751	10,728	14,500
Other amortization and non-cash charges	2,566	5,296	3,840
Proportionate share of adjustments for unconsolidated entities	378	1,044	2,072
Adjustments for Excluded Properties	6,528	—	—
AFFO attributable to common stockholders and limited partners	$738,769	$741,457	$782,058

Weighted-average shares of common stock outstanding - basic	974,098,652	931,422,844	903,360,763
Effect of Limited Partner OP Units and dilutive securities(2)	24,059,312	24,626,646	26,013,303
Weighted-average shares of common stock outstanding - diluted (3)	998,157,964	956,049,490	929,374,066

AFFO attributable to common stockholders and limited partners per diluted share	$0.74	$0.78	$0.84
____________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.  For the three months ended December 31, 2017, this adjustment is net of a current tax benefit due to the acceleration of a bonus compensation-related deduction to take advantage of the Company’s higher effective tax rate in 2017. As the Company already recognized the prior year bonus compensation-related tax deduction during the three months ended March 31, 2017, the acceleration of the 2018 benefit was not included in the computation of AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal operating expenses;

•	fund capital expenditures, tenant improvements and leasing costs

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	pay litigation costs and expenses; and

•	fund property and/or common stock acquisitions.
We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.
2017 Bond Offering
On August 11, 2017, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.950% Senior Notes due 2027. As discussed in Note 10 – Debt, the Company subsequently used a portion of the proceeds from the 2017 Bond Offering to repay borrowings, including swap termination costs and accrued unpaid interest under its $500.0 million Credit Facility Term Loan on August 11, 2017. The Company used the remaining proceeds to pay down secured debt.
Continuous Equity Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of December 31, 2017, no shares of common stock have been issued pursuant to the Program.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warrant. During the twelve months ended December 31, 2017, the Company repurchased 68,759 shares of common stock in multiple open transactions for $0.5 million.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the year ended December 31, 2017, we disposed of 137 properties and six properties transferred to the lender in either a deed-in-lieu foreclosure or foreclosure sale transaction for an aggregate sales price of $594.9 million, of which our share was $574.4 million, resulting in consolidated proceeds of $445.5 million after mortgage loan assumption and closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.

As of December 31, 2017, the Credit Facility had an outstanding balance of $185.0 million and allowed for maximum borrowings of $2.3 billion under its revolving credit facility, subject to borrowing availability. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. The Operating Partnership used a portion of the proceeds from the 2017 Bond Offering to repay all of the outstanding borrowings, including swap termination costs and accrued and unpaid interest, under its $500.0 million Credit Facility Term Loan on August 11, 2017.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2017.

Corporate Bonds
Summary and Obligations
As of December 31, 2017, the OP had $2.85 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our existing Senior Notes during the year ended December 31, 2017. The covenants of our new Senior Notes issued in 2017 are materially the same as our then existing Senior Notes. As of December 31, 2017, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
As of December 31, 2017, the Company had $1.0 billion aggregate principal amount of Convertible Notes (as defined in Note 10 – Debt). The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of December 31, 2017.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of December 31, 2017, we had non-recourse mortgage indebtedness of $2.1 billion, which was collateralized by 472 properties, reflecting a decrease from December 31, 2016 of $558.9 million derived primarily from our disposition activity during the year ended December 31, 2017. Our mortgage indebtedness bore interest at the weighted-average rate of 4.92% per annum and had a weighted-average maturity of 4.1 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2017, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements, except for the $16.2 million loan in default as described above and in “Note 10 – Debt” to our consolidated financial statements.
Other Debt
During the fourth quarter of 2017, the Company repaid the remaining outstanding principal balance on the secured term loan from KBC Bank, N.V. (the “KBC Loan”).
Dividends
On November 7, 2017, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2017 to stockholders of record as of December 29, 2017, which was paid on January 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.

Our Series F Preferred Stock, as discussed in “Note 15 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of December 31, 2017, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes (1)	$2,071,038	$98,450	$487,975	$667,609	$817,004
Interest payments - mortgage notes (1) (2) (3)	421,575	100,177	176,655	108,534	36,209
Principal payments - Credit Facility	185,000	185,000	—	—	—
Interest payments - Credit Facility (3)	2,854	2,854	—	—	—
Principal payments - corporate bonds	2,850,000	—	750,000	400,000	1,700,000
Interest payments - corporate bonds	695,599	114,950	187,088	158,775	234,786
Principal payments - convertible debt	1,000,000	597,500	402,500	—	—
Interest payments - convertible debt	55,067	25,550	29,517	—	—
Operating and ground lease commitments	308,434	18,917	37,565	36,443	215,509
Total	$7,589,567	$1,143,398	$2,071,300	$1,371,361	$3,003,508
____________________________________

(1)	For the loan in maturity default, as discussed in Note 10 – Debt , the payment obligations for future periods are based on an estimated extension of maturity to January 1, 2018.

(2)
As of December 31, 2017, we had $78.9 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)	Interest payments due in future periods on the $14.9 million of variable rate debt and the Credit Facility payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis for the year ended December 31, 2017
Operating Activities – During the year ended December 31, 2017, net cash provided by operating activities decreased $4.7 million to $793.3 million from $797.9 million during the same period in 2016. The decrease was primarily due to a decrease in rental receipts related to the disposition of 438 consolidated properties subsequent to January 1, 2016 and an increase in litigation and other non-routine costs paid during the year ended December 31, 2017. This decrease was mostly offset by a decrease in interest payments and insurance recoveries received as compared to the same period in 2016, the receipt of an income tax refund during the year ended December 31, 2017, and an increase in rental receipts related to the acquisition of 96 consolidated properties subsequent to January 1, 2016.
Investing Activities – Net cash used in investing activities for the year ended December 31, 2017 changed $1.2 billion to $274.1 million from cash provided by investing activities of $881.6 million during the same period in 2016. The change was primarily related to an increase in investments in real estate assets of $598.8 million, a decrease in cash proceeds from dispositions of real estate and joint ventures of $555.2 million.
Financing Activities – Net cash used in financing activities of $756.6 million decreased $750.4 million during the year ended December 31, 2017 from $1.5 billion during the same period in 2016. The decrease was primarily due to a decrease in repayments of debt, net of proceeds, of $1.5 billion, which was partially offset by the 2016 common stock offering resulting in net proceeds, after underwriting discounts and offering costs, of $702.8 million and an increase in distributions paid of $28.1 million.
Cash Flow Analysis for the year ended December 31, 2016
Operating Activities – During the year ended December 31, 2016, net cash provided by operating activities decreased $61.7 million to $797.9 million from $859.7 million during the same period in 2015. The decrease was primarily due to a decrease in rental receipts related to the disposition of 529 consolidated properties subsequent to January 1, 2015. This decrease was partially offset by a decrease in interest payments and payments related to the Audit Committee Investigation and related litigation, net of insurance recoveries.

Investing Activities – Net cash provided by investing activities for the year ended December 31, 2016 decreased $59.8 million to $881.6 million from $941.4 million during the same period in 2015. The decrease was primarily related to an increase in investments in real estate assets of $63.9 million, an investment in an unconsolidated joint venture of $25.8 million during 2016 and a decrease in uses and refunds of deposits for real estate assets of $35.4 million. These decreases were partially offset by a decrease in real estate development payments of $40.3 million and the receipt of $50.0 million on the Affiliate Lines of Credit, as compared to $10.0 million in 2015.
Financing Activities – Net cash used in financing activities of $1.5 billion decreased $644.6 million during the year ended December 31, 2016 from $2.2 billion during the same period in 2015. The decrease was primarily due to the 2016 common stock offering resulting in net proceeds, after underwriting discounts and offering costs, of $702.5 million and an increase in proceeds from debt, net of repayments, of $306.3 million, which were partially offset by an increase in distributions paid of $345.0 million
Election as a REIT
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
The Company conducted substantially all of its Cole Capital business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, Puerto Rico and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Related Party Transactions and Agreements
Through the closing of the Cole Capital sale, we were contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to each of the Cole REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distributed the shares of common stock for certain of the Cole REITs and advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. We received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See “Note 17 – Related Party Transactions and Arrangements” to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
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
Interest Rate Risk
As of December 31, 2017, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $6.1 billion and $5.9 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $224.9 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $279.1 million.
As of December 31, 2017, our debt included variable-rate debt with a fair value and carrying value each of $200.1 million and $199.9 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2017 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $2.0 million annually. See “Note 10 – Debt” to our consolidated financial statements.
As of December 31, 2017, our interest rate swaps had a fair value that resulted in assets of $0.6 million. See “Note 11 –Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of VEREIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal controls over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exist, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE, LLP

Phoenix, Arizona
February 21, 2018

Item 9B. Other Information.
The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

Amendment to Employment Agreement with Glenn J. Rufrano

Effective February 21, 2018, the Company amended (the “Rufrano Amendment”) the Employment Agreement dated as of March 10, 2015 with Glenn J. Rufrano (the “Rufrano Employment Agreement”), to extend Mr. Rufrano’s term as Chief Executive Officer to April 1, 2021. Pursuant to the Rufrano Amendment, future annual long term incentive awards will not have a minimum guaranteed amount and the vesting of any unvested awards upon termination will be governed by the terms in the applicable award agreement.

The foregoing description of the Rufrano Amendment does not purport to be complete and is qualified in its entirety by reference to such amendment a copy of which is attached to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein at pages F-1 through F-68.
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts is included herein on page F-69.
Schedule III - Real Estate and Accumulated Depreciation is included herein on pages F-70 through F-204.
Schedule IV - Mortgage Loans Held for Investment is included herein on page F-205.
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K):

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

2.3
Purchase and Sale Agreement, by and among, CNL APF Partners, LP and Certain Affiliates as Seller Parties, and VEREIT Operating Partnership, L.P., as Purchaser, dated May 31, 2013. (Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A (File No. 001-35263), filed with the SEC on June 7,2013).

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

Exhibit No.	Description
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

4.12	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.15	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Form of 3.950% Convertible Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
10.1
Equity Plan, effective September 5, 2011 of VEREIT, Inc. (Incorporated by reference to the Company’s Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed with the SEC on June 13, 2011).

10.2
First Amendment to VEREIT, Inc.’s Equity Plan, effective November 12, 2012 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

Exhibit No.	Description
10.3
Second Amendment to VEREIT, Inc.’s Equity Plan, effective February 28, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

10.4	Director Stock Plan of VEREIT, Inc. (Incorporated by reference to the Company’s Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed withe the SEC on June 13, 2011).
10.5
Amended and Restated Credit Agreement, dated as of June 30, 2014, among VEREIT Operating Partnership, L.P., VEREIT, Inc., lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2014 filed with the SEC on July 29, 2014).

10.6
Second Amendment to Credit Agreement, entered into among VEREIT Operating Partnership, L.P., VEREIT, Inc., the lenders party thereto and Wells Fargo Bank, National Association, dated July 31, 2015 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.7
Equity Purchase Agreement by and between VEREIT Operating Partnership, L.P. and RCS Capital Corporation, dated as of September 30, 2014 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 30, 2014 filed with the SEC on March 2, 2015).

10.8
Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).

10.9
Form of Indemnification Agreement (Incorporated by reference to the Company’s Pre-effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on June 13, 2011).

10.10	Form of Indemnification Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).
10.11
Amended and Restated Employment Letter, dated as of May 11, 2015, by and between VEREIT, Inc. and Gavin Brandon (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.12
Amended and Restated Employee Confidentiality and Non-Competition Agreement, dated May 11, 2015, executed by Gavin Brandon (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.13
Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.14
Amendment effective February 23, 2016, to Employment Agreement between VEREIT, Inc. and Lauren Goldberg, as of May 26, 2015 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.15
Separation Agreement and General Release, dated June 10, 2015, by and between VEREIT, Inc., Equity Fund Advisors, Inc. and Michael T. Ezzell (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.16
Form of Deferred Stock Unit Award Agreement to be entered into with Non-Executive Directors pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.17
Form of 2015 Time-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.18
Form of 2015 Performance-Based Restricted Stock Unit Award Agreement to be entered into with Employees pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.19
Separation Agreement, dated as of October 1, 2015, by and between VEREIT, Inc. and Michael J. Sodo (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2015 filed with the SEC on November 5, 2015).

10.20
Employment Letter and Confidentiality and Non-Competition Agreement, effective as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2015 filed with the SEC on November 5, 2015).

10.21
Form of 2016 Time-Based Restricted Stock Unit Award Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.22
Form of 2016 Performance-Based Restricted Stock Unit Award Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.23
Form of 2016 Time-Based Restricted Stock Unit Award Agreement to be entered into with other employees pursuant to the VEREIT, Inc.Equity Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

Exhibit No.	Description
10.24
Form of 2016 Performance-Based Restricted Stock Unit Award Agreement to be entered into with other employees pursuant to the VEREIT,Inc. Equity Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.25
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23,2016).

10.26
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.27
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and William C. Miller (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.28
Amendment effective February 22, 2017, to the Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and William C. Miller. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2016 filed with the SEC on February 23, 2017).

10.29
Credit Agreement, dated as of June 2, 2016, among VEREIT Operating Partnership, L.P., VEREIT, Inc. the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).

10.30
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

10.31
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan and the Independent Directors’ Deferred Compensation Program (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

10.32
Purchase and Sale Agreement, dated as of November 13, 2017, by and between VEREIT Operating Partnership, L.P. and CCA Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 13, 2017).

10.33
First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, by and between VEREIT Operating Partnership, L.P. and CCA Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2018).

10.34*	Amendment effective February 21, 2018, to the Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano.
10.35*	Separation Letter, dated as of January 31, 2018, by and between William C. Miller and VEREIT, Inc.
10.36*	Amendment, effective February 21, 2018, to the Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg.
10.37*	Amendment, effective February 21, 2018, to the Employment Agreement, dated as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta.
10.38*	Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell.
10.39*	Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts.
10.40*	Form of Non-Qualified Stock Option Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan.
10.41*	Form of Non-Qualified Stock Option Agreement to be entered into with other employees pursuant to the VEREIT, Inc. Equity Plan.
12.1*	VEREIT Inc. and VEREIT Operating Partnership, L.P. Consolidated Ratio of Earnings to Fixed Charges
21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: February 21, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Capacity *	Date

/s/ Glenn J. Rufrano	Chief Executive Officer	February 21, 2018
Glenn J. Rufrano	(Principal Executive Officer and Director)

/s/ Michael J. Bartolotta	Executive Vice President and Chief Financial Officer	February 21, 2018
Michael J. Bartolotta	(Principal Financial Officer)

/s/ Gavin B. Brandon	Senior Vice President and Chief Accounting Officer	February 21, 2018
Gavin B. Brandon	(Principal Accounting Officer)

/s/ Hugh R. Frater	Director, Non-Executive Chairman	February 21, 2018
Hugh R. Frater

/s/ David B. Henry	Director	February 21, 2018
David B. Henry

/s/ Mary Hogan Preusse	Director	February 21, 2018
Mary Hogan Preusse

/s/ Richard Lieb	Director	February 21, 2018
Richard Lieb

/s/ Mark S. Ordan	Director	February 21, 2018
Mark S. Ordan

/s/ Eugene A. Pinover	Director	February 21, 2018
Eugene A. Pinover

/s/ Julie G. Richardson	Director	February 21, 2018
Julie G. Richardson
_________________________________

*	Each person is signing in his or her capacity as an officer and/or director of VEREIT, Inc., which is the sole general partner of VEREIT Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of VEREIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 21, 2018

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the partners of VEREIT Operating Partnership, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT Operating Partnership, L.P and subsidiaries (the "Operating Partnership") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE, LLP

Phoenix, Arizona
February 21, 2018

We have served as the Operating Partnership’s auditor since 2015.

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,865,855	$2,895,625
Buildings, fixtures and improvements	10,711,845	10,644,296
Intangible lease assets	2,037,675	2,044,521
Total real estate investments, at cost	15,615,375	15,584,442
Less: accumulated depreciation and amortization	2,908,028	2,331,643
Total real estate investments, net	12,707,347	13,252,799
Investment in unconsolidated entities	42,784	46,077
Investment in direct financing leases, net	19,539	39,455
Investment securities, at fair value	40,974	47,215
Mortgage notes receivable, net	20,294	22,764
Cash and cash equivalents	34,176	253,479
Restricted cash	27,662	45,018
Rent and tenant receivables and other assets, net	304,989	314,305
Goodwill	1,337,773	1,337,391
Due from affiliates, net	6,041	15,904
Assets related to discontinued operations and real estate assets held for sale, net	163,999	213,167
Total assets	$14,705,578	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,082,692	$2,671,106
Corporate bonds, net	2,821,494	2,226,224
Convertible debt, net	984,258	973,340
Credit facility, net	185,000	496,578
Below-market lease liabilities, net	198,551	224,023
Accounts payable and accrued expenses	136,474	134,861
Deferred rent and other liabilities	62,985	67,971
Distributions payable	175,301	162,578
Due to affiliates	66	16
Liabilities related to discontinued operations	15,881	11,344
Total liabilities	6,662,702	6,968,041
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of December 31, 2017 and December 31, 2016	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 974,208,583 and 974,146,650 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	9,742	9,741
Additional paid-in-capital	12,654,258	12,640,171
Accumulated other comprehensive loss	(3,569)	(2,556)
Accumulated deficit	(4,776,581)	(4,200,423)
Total stockholders’ equity	7,884,278	8,447,361
Non-controlling interests	158,598	172,172
Total equity	8,042,876	8,619,533
Total liabilities and equity	$14,705,578	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$1,154,147	$1,229,992	$1,342,507
Operating expense reimbursements	98,138	105,455	98,628
Total revenues	1,252,285	1,335,447	1,441,135
Operating expenses:
Acquisition-related	3,402	1,321	6,243
Litigation, merger and other non-routine costs, net of insurance recoveries	47,960	3,884	33,628
Property operating	128,717	144,428	130,855
General and administrative	58,603	51,927	67,137
Depreciation and amortization	706,802	762,038	821,727
Impairments	50,548	182,820	91,755
Total operating expenses	996,032	1,146,418	1,151,345
Operating income	256,253	189,029	289,790
Other (expense) income:
Interest expense	(289,766)	(317,376)	(358,392)
Gain (loss) on extinguishment and forgiveness of debt, net	18,373	(771)	4,812
Other income, net	6,242	5,251	9,366
Reserve for loan loss	—	—	(15,300)
Equity in income and gain on disposition of unconsolidated entities	2,763	9,783	9,092
Gain (loss) on derivative instruments, net	2,976	(1,191)	(1,460)
Total other expenses, net	(259,412)	(304,304)	(351,882)
Income (loss) before taxes and real estate dispositions	(3,159)	(115,275)	(62,092)
Gain (loss) on disposition of real estate and real estate assets held for sale, net	61,536	45,524	(72,311)
Income (loss) before taxes	58,377	(69,751)	(134,403)
Provision for income taxes	(6,882)	(7,136)	(4,589)
Income (loss) from continuing operations	51,495	(76,887)	(138,992)
Loss from discontinued operations, net of income taxes	(19,117)	(123,937)	(184,500)
Net income (loss)	32,378	(200,824)	(323,492)
Net (income) loss attributable to non-controlling interests (1)	(560)	4,961	7,139
Net income (loss) attributable to the General Partner	$31,818	$(195,863)	$(316,353)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.02)	$(0.16)	$(0.23)
Basic and diluted loss per share from discontinued operations attributable to common stockholders	$(0.02)	$(0.13)	$(0.20)
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.29)	$(0.43)
Distributions declared per common share	$0.55	$0.55	$0.28
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$32,378	$(200,824)	$(323,492)
Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	(18)	(7,685)	(15,694)
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net income (loss)	(70)	9,397	11,706
Unrealized loss on investment securities, net	(951)	(2,271)	(997)
Reclassification of previous unrealized loss on investment securities into net income (loss) as other income, net	—	—	110
Total other comprehensive loss	(1,039)	(559)	(4,875)

Total comprehensive income (loss)	31,339	(201,383)	(328,367)
Comprehensive (income) loss attributable to non-controlling interests (1)	(534)	4,989	7,261
Total comprehensive income (loss) attributable to the General Partner	$30,805	$(196,394)	$(321,106)
_______________________________________________

(1)	Represents comprehensive (income) loss attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2015	42,834,138	$428	905,530,431	$9,055	$11,920,253	$2,728	$(2,778,576)	$9,153,888	$228,442	$9,382,330
Repurchases of common stock to settle tax obligation	—	—	(268,414)	(2)	(2,225)	—	—	(2,227)	—	(2,227)
Equity-based compensation, net	—	—	(377,623)	(4)	14,504	—	—	14,500	—	14,500
Tax shortfall from equity-based compensation	—	—	—	—	(764)	—	—	(764)	—	(764)
Distributions declared on common stock	—	—	—	—	—	—	(248,476)	(248,476)	—	(248,476)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(45,594)	(45,594)
Distributions to participating securities	—	—	—	—	—	—	(410)	(410)	—	(410)
Distributions to preferred shareholders	—	—	—	—	—	—	(71,418)	(71,418)	(474)	(71,892)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	14,859	14,859
Net loss	—	—	—	—	—	—	(316,353)	(316,353)	(7,139)	(323,492)
Other comprehensive loss	—	—	—	—	—	(4,753)	—	(4,753)	(122)	(4,875)
Balance, December 31, 2015	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Issuance of common stock, net	—	—	69,000,000	690	701,786	—	—	702,476	—	702,476
Conversion of OP units to common stock	—	—	15,450	—	159	—	—	159	(159)	—
Repurchases of common stock to settle tax obligation	—	—	(481,261)	(5)	(4,647)	—	—	(4,652)	—	(4,652)
Equity-based compensation, net	—	—	728,067	7	10,721	—	—	10,728	—	10,728
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on common stock	—	—	—	—	—	—	(516,703)	(516,703)	—	(516,703)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,183)	(13,183)
Distributions to participating securities	—	—	—	—	—	—	(492)	(492)	—	(492)
Distributions to preferred shareholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Cumulative effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(195,863)	(195,863)	(4,961)	(200,824)
Other comprehensive loss	—	—	—	—	—	(531)	—	(531)	(28)	(559)
Balance, December 31, 2016	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of common stock under the Share Repurchase Program (1)	—	—	(68,759)	(1)	(517)	—	—	(518)	—	(518)
Repurchases of common stock to settle tax obligation	—	—	(268,550)	(2)	(2,146)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net	—	—	399,242	4	16,750	—	—	16,754	—	16,754
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	101	101
Distributions declared on common stock	—	—	—	—	—	—	(535,737)	(535,737)	—	(535,737)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,227)	(13,227)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Distributions to participating securities	—	$—	—	$—	$—	$—	$(491)	$(491)	$—	$(491)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	(838)	(838)
Net income	—	—	—	—	—	—	31,818	31,818	560	32,378
Other comprehensive loss	—	—	—	—	—	(1,013)	—	(1,013)	(26)	(1,039)
Balance, December 31, 2017	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
___________________________________

(1)
The Company’s Share Repurchase Program (as defined in Note 15 – Equity), which was authorized by the board of directors on May 12, 2017, allows for the repurchase of up to $200.0 million of the Company’s outstanding shares of Common Stock over the next 12 months.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$32,378	$(200,824)	$(323,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	745,499	806,548	866,549
(Gain) loss on real estate assets and joint venture, net	(61,536)	(55,722)	65,582
Held for sale loss on discontinued operations	20,027	—	—
Impairments	50,548	303,751	305,094
Equity-based compensation	16,751	10,728	14,500
Reserve for loan loss	—	—	15,300
Equity in (income) loss of unconsolidated entities	(2,726)	415	(2,361)
Distributions from unconsolidated entities	3,646	1,433	4,873
Gain on early repayment of mortgage notes receivable and sale of investment securities	(65)	—	(65)
(Gain) loss on derivative instruments, net	(2,976)	1,191	1,460
(Gain) loss on extinguishment and forgiveness of debt, net	(18,373)	771	(4,812)
Changes in assets and liabilities:
Investment in direct financing leases	2,097	3,976	2,035
Rent and tenant receivables and other assets, net	(21,394)	(52,626)	(63,195)
Due from affiliates, net	1,163	(416)	25,489
Assets held for sale classified as discontinued operations	13,812	—	—
Accounts payable and accrued expenses	10,742	(3,323)	(999)
Deferred rent, derivative and other liabilities	(395)	(17,740)	(45,934)
Due to affiliates	50	(214)	(329)
Liabilities associated with assets held for sale	4,019	—	—
Net cash provided by operating activities	793,267	797,948	859,695
Cash flows from investing activities:
Investments in real estate assets	(699,004)	(100,194)	(36,319)
Capital expenditures and leasing costs	(21,694)	(16,568)	(18,569)
Real estate developments	(14,850)	(17,411)	(57,682)
Principal repayments received from borrowers	6,796	5,417	6,921
Investments in unconsolidated entities	—	(25,777)	—
Return of investment from unconsolidated entities	1,972	2,580	6,479
Proceeds from disposition of real estate and joint venture	445,525	1,000,700	1,009,107
Investment in leasehold improvements and other assets	(1,191)	(2,259)	(1,911)
Deposits for real estate assets	(37,226)	(17,856)	(16,542)
Proceeds from sale of investments and other assets	400	—	392
Uses and refunds of deposits for real estate assets	36,111	13,305	48,702
Proceeds from the settlement of property-related insurance claims	355	—	839
Line of credit advances to affiliates	(16,400)	(10,300)	(10,000)
Line of credit repayments from affiliates	25,100	50,000	10,000
Net cash (used in) provided by investing activities	(274,106)	881,637	941,417
Cash flows from financing activities:
Proceeds from mortgage notes payable	4,652	3,112	1,445
Payments on mortgage notes payable and other debt, including debt extinguishment and swap termination costs	(424,385)	(337,022)	(188,892)
Proceeds from credit facility	329,000	1,033,000	60,000
Payments on credit facility, including swap termination costs	(645,107)	(1,993,000)	(1,784,000)
Proceeds from corporate bonds	600,000	1,000,000	—
Payments on corporate bonds, including extinguishment costs	—	(1,311,203)	—

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Payments of deferred financing costs	(9,575)	(19,872)	(2,436)
Proceeds from 2016 Term Loan	—	300,000	—
Repayment of 2016 Term Loan	—	(300,000)	—
Repurchases of common stock under the Share Repurchase Program	(518)	—	—
Repurchases of common stock to settle tax obligations	(2,148)	(4,652)	(2,227)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	—	702,765	—
Payments of equity issuance costs	—	(280)	—
Contributions from non-controlling interest holders	101	675	—
Distributions paid	(608,615)	(580,508)	(235,494)
Net cash used in financing activities	(756,595)	(1,506,985)	(2,151,604)
Net change in cash and cash equivalents and restricted cash	(237,434)	172,600	(350,492)

Cash and cash equivalents and restricted cash, beginning of period	301,470	128,870	479,362
Less: cash and cash equivalents of discontinued operations	(2,973)	(4,968)	(5,850)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	298,497	123,902	473,512

Cash and cash equivalents, and restricted cash, end of period	64,036	301,470	128,870
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)	(4,968)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$61,838	$298,497	$123,902
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$253,479	$64,135	$410,861
Restricted cash at beginning of period	45,018	59,767	62,651
Cash and cash equivalents and restricted cash at beginning of period	298,497	123,902	473,512

Cash and cash equivalents at end of period	34,176	253,479	64,135
Restricted cash at end of period	27,662	45,018	59,767
Cash and cash equivalents and restricted cash at end of period	$61,838	$298,497	$123,902

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2017	December 31, 2016
ASSETS
Real estate investments, at cost:
Land	$2,865,855	$2,895,625
Buildings, fixtures and improvements	10,711,845	10,644,296
Intangible lease assets	2,037,675	2,044,521
Total real estate investments, at cost	15,615,375	15,584,442
Less: accumulated depreciation and amortization	2,908,028	2,331,643
Total real estate investments, net	12,707,347	13,252,799
Investment in unconsolidated entities	42,784	46,077
Investment in direct financing leases, net	19,539	39,455
Investment securities, at fair value	40,974	47,215
Mortgage notes receivable, net	20,294	22,764
Cash and cash equivalents	34,176	253,479
Restricted cash	27,662	45,018
Rent and tenant receivables and other assets, net	304,989	314,305
Goodwill	1,337,773	1,337,391
Due from affiliates, net	6,041	15,904
Assets related to discontinued operations and real estate assets held for sale, net	163,999	213,167
Total assets	$14,705,578	$15,587,574

LIABILITIES AND EQUITY
Mortgage notes payable and other debt, net	$2,082,692	$2,671,106
Corporate bonds, net	2,821,494	2,226,224
Convertible debt, net	984,258	973,340
Credit facility, net	185,000	496,578
Below-market lease liabilities, net	198,551	224,023
Accounts payable and accrued expenses	136,474	134,861
Deferred rent and other liabilities	62,985	67,971
Distributions payable	175,301	162,578
Due to affiliates	66	16
Liabilities related to discontinued operations	15,881	11,344
Total liabilities	6,662,702	6,968,041
Commitments and contingencies (Note 14)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of December 31, 2017 and December 31, 2016	782,073	853,821
General Partner's common equity, 974,208,583 and 974,146,650 General Partner OP Units issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	7,102,205	7,593,540
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of December 31, 2017 and December 31, 2016	3,027	3,171
Limited Partner's common equity, 23,748,347 Limited Partner OP Units issued and outstanding as of each of December 31, 2017 and December 31, 2016, respectively	154,266	166,598
Total partners’ equity	8,041,571	8,617,130
Non-controlling interests	1,305	2,403
Total equity	8,042,876	8,619,533
Total liabilities and equity	$14,705,578	$15,587,574

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$1,154,147	$1,229,992	$1,342,507
Operating expense reimbursements	98,138	105,455	98,628
Total revenues	1,252,285	1,335,447	1,441,135
Operating expenses:
Acquisition-related	3,402	1,321	6,243
Litigation, merger and other non-routine costs, net of insurance recoveries	47,960	3,884	33,628
Property operating	128,717	144,428	130,855
General and administrative	58,603	51,927	67,137
Depreciation and amortization	706,802	762,038	821,727
Impairments	50,548	182,820	91,755
Total operating expenses	996,032	1,146,418	1,151,345
Operating income	256,253	189,029	289,790
Other (expense) income:
Interest expense	(289,766)	(317,376)	(358,392)
Gain (loss) on extinguishment and forgiveness of debt, net	18,373	(771)	4,812
Other income, net	6,242	5,251	9,366
Reserve for loan loss	—	—	(15,300)
Equity in income and gain on disposition of unconsolidated entities	2,763	9,783	9,092
Gain (loss) on derivative instruments, net	2,976	(1,191)	(1,460)
Total other expenses, net	(259,412)	(304,304)	(351,882)
Income (loss) before taxes and real estate dispositions	(3,159)	(115,275)	(62,092)
Gain (loss) on disposition of real estate and real estate assets held for sale, net	61,536	45,524	(72,311)
Income (loss) before taxes	58,377	(69,751)	(134,403)
Provision for income taxes	(6,882)	(7,136)	(4,589)
Income (loss) from continuing operations	51,495	(76,887)	(138,992)
Loss from discontinued operations, net of income taxes	(19,117)	(123,937)	(184,500)
Net income (loss)	32,378	(200,824)	(323,492)
Net loss (income) attributable to non-controlling interests (1)	194	14	(1,274)
Net income (loss) attributable to the OP	$32,572	$(200,810)	$(324,766)

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.02)	$(0.16)	$(0.23)
Basic and diluted net loss per unit from discontinued operations attributable to common unitholders	$(0.02)	$(0.13)	$(0.20)
Basic and diluted net loss per unit attributable to common unitholders	$(0.04)	$(0.29)	$(0.43)
Distributions declared per common unit	$0.55	$0.55	$0.28
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$32,378	$(200,824)	$(323,492)
Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	(18)	(7,685)	(15,694)
Reclassification of previous unrealized (gain) loss on interest rate derivatives into net income (loss)	(70)	9,397	11,706
Unrealized loss on investment securities, net	(951)	(2,271)	(997)
Reclassification of previous unrealized loss on investment securities into net income (loss) as other income, net	—	—	110
Total other comprehensive loss	(1,039)	(559)	(4,875)

Total comprehensive income (loss)	31,339	(201,383)	(328,367)
Comprehensive loss (income) attributable to non-controlling interests (1)	194	14	(1,274)
Total comprehensive income (loss) attributable to the OP	$31,533	$(201,369)	$(329,641)
_______________________________________________

(1)	Represents (income) loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2015	42,834,138	$996,987	86,874	$3,375	905,530,431	$8,157,167	23,763,797	$201,102	$9,358,631	$23,699	$9,382,330
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(268,414)	(2,227)	—	—	(2,227)	—	(2,227)
Equity-based compensation, net	—	—	—	—	(377,623)	14,500	—	—	14,500	—	14,500
Tax shortfall from equity-based compensation	—	—	—	—	—	(764)	—	—	(764)	—	(764)
Distributions to Common OP Units and non-controlling interests	—	—	—	—	—	(249,300)	—	(7,619)	(256,919)	(37,975)	(294,894)
Distributions to Preferred OP Units	—	(71,418)	—	(60)	—		—	—	(71,478)	—	(71,478)
Disposition of consolidated joint venture interest	—	—	—	—	—		—	—	—	14,859	14,859
Net (loss) income	—	—	—	—	—	(316,353)	—	(8,413)	(324,766)	1,274	(323,492)
Other comprehensive loss	—	—	—	—	—	(4,605)	—	(270)	(4,875)	—	(4,875)
Balance, December 31, 2015	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Issuance of common units	—	—	—	—	69,000,000	702,476	—	—	702,476	—	702,476
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	15,450	159	(15,450)	(159)	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(481,261)	(4,652)	—	—	(4,652)	—	(4,652)
Equity-based compensation, net	—	—	—	—	728,067	10,728	—	—	10,728	—	10,728
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(517,195)	—	(13,068)	(530,263)	(115)	(530,378)
Distributions to Preferred OP Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Net loss	—	—	—	—	—	(195,863)	—	(4,947)	(200,810)	(14)	(200,824)
Other comprehensive loss	—	—	—	—	—	(531)	—	(28)	(559)	—	(559)
Balance, December 31, 2016	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP Units under the Share Repurchase Program	—	—	—	—	(68,759)	(518)	—	—	(518)	—	(518)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(268,550)	(2,148)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net	—	—	—	—	399,242	16,754	—	—	16,754	—	16,754
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	101	101
Distributions to Common OP Units and non-controlling interest holders	—	—	—	—	—	(536,228)	—	(13,060)	(549,288)	(167)	(549,455)
Distributions to Preferred OP Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	(838)	(838)
Net income (loss)	—	—	—	—	—	31,818	—	754	32,572	(194)	32,378
Other comprehensive loss	—	—	—	—	—	(1,013)	—	(26)	(1,039)	—	(1,039)
Balance, December 31, 2017	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$32,378	$(200,824)	$(323,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	745,499	806,548	866,549
(Gain) loss on real estate assets and joint venture, net	(61,536)	(55,722)	65,582
Held for sale loss on discontinued operations	20,027	—	—
Impairments	50,548	303,751	305,094
Reserve for loan loss	—	—	15,300
Equity-based compensation	16,751	10,728	14,500
Equity in (income) loss of unconsolidated entities	(2,726)	415	(2,361)
Distributions from unconsolidated entities	3,646	1,433	4,873
Gain on early repayment of mortgage notes receivable and sale of investment securities	(65)	—	(65)
(Gain) loss on derivative instruments, net	(2,976)	1,191	1,460
(Gain) loss on extinguishment and forgiveness of debt, net	(18,373)	771	(4,812)
Changes in assets and liabilities:
Investment in direct financing leases	2,097	3,976	2,035
Rent and tenant receivables and other assets, net	(21,394)	(52,626)	(63,195)
Due from affiliates, net	1,163	(416)	25,489
Assets held for sale classified as discontinued operations	13,812	—	—
Accounts payable and accrued expenses	10,742	(3,323)	(999)
Deferred rent, derivative and other liabilities	(395)	(17,740)	(45,934)
Due to affiliates	50	(214)	(329)
Liabilities associated with assets held for sale	4,019	—	—
Net cash provided by operating activities	793,267	797,948	859,695
Cash flows from investing activities:
Investments in real estate assets	(699,004)	(100,194)	(36,319)
Capital expenditures and leasing costs	(21,694)	(16,568)	(18,569)
Real estate developments	(14,850)	(17,411)	(57,682)
Principal repayments received from borrowers	6,796	5,417	6,921
Investments in unconsolidated entities	—	(25,777)	—
Return of investment from unconsolidated entities	1,972	2,580	6,479
Proceeds from disposition of real estate and joint venture	445,525	1,000,700	1,009,107
Investment in leasehold improvements and other assets	(1,191)	(2,259)	(1,911)
Proceeds from sale of investments and other assets	400	—	392
Deposits for real estate assets	(37,226)	(17,856)	(16,542)
Uses and refunds of deposits for real estate assets	36,111	13,305	48,702
Proceeds from the settlement of property-related insurance claims	355	—	839
Line of credit advances to affiliates	(16,400)	(10,300)	(10,000)
Line of credit repayments from affiliates	25,100	50,000	10,000
Net cash (used in) provided by investing activities	(274,106)	881,637	941,417
Cash flows from financing activities:
Proceeds from mortgage notes payable	4,652	3,112	1,445
Payments on mortgage notes payable and other debt, including debt extinguishment and swap termination costs	(424,385)	(337,022)	(188,892)
Proceeds from credit facility	329,000	1,033,000	60,000
Payments on credit facility, including swap termination costs	(645,107)	(1,993,000)	(1,784,000)
Proceeds from corporate bonds	600,000	1,000,000	—
Payments on corporate bonds, including extinguishment costs	—	(1,311,203)	—

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Payments of deferred financing costs	(9,575)	(19,872)	(2,436)
Proceeds from 2016 Term Loan	—	300,000	—
Repayment of 2016 Term Loan	—	(300,000)	—
Repurchases of common units under the Share Repurchase Program	(518)	—	—
Repurchases of common units to settle tax obligations	(2,148)	(4,652)	(2,227)
Proceeds from the issuance of Common Units, net of underwriters’ discount	—	702,765	—
Payments of equity issuance costs	—	(280)	—
Contributions from non-controlling interest holders	101	675	—
Distributions paid	(608,615)	(580,508)	(235,494)
Net cash used in financing activities	(756,595)	(1,506,985)	(2,151,604)
Net change in cash and cash equivalents and restricted cash	(237,434)	172,600	(350,492)

Cash and cash equivalents and restricted cash, beginning of period	301,470	128,870	479,362
Less: cash and cash equivalents of discontinued operations	(2,973)	(4,968)	(5,850)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	298,497	123,902	473,512

Cash and cash equivalents, and restricted cash, end of period	64,036	301,470	128,870
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)	(4,968)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$61,838	$298,497	$123,902
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$253,479	$64,135	$410,861
Restricted cash at beginning of period	45,018	59,767	62,651
Cash and cash equivalents and restricted cash at beginning of period	298,497	123,902	473,512

Cash and cash equivalents at end of period	34,176	253,479	64,135
Restricted cash at end of period	27,662	45,018	59,767
Cash and cash equivalents and restricted cash at end of period	$61,838	$298,497	$123,902

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. VEREIT’s business model provides equity capital to creditworthy corporations in return for long-term leases on their properties. The Company actively manages its portfolio considering a number of metrics including property type, concentration and key economic factors for appropriate balance and diversity.
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of December 31, 2017 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Prior to the fourth quarter of 2017, the Company operated through two business segments, the real estate investment segment and the investment management segment, Cole Capital. Substantially all of the Cole Capital segment’s operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. CCA was treated as a taxable REIT subsidiary (“TRS”) under Section 856 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As discussed further in Note 5 —Discontinued Operations, on November 13, 2017, the OP entered into a purchase and sale agreement (the “Cole Capital Purchase and Sale Agreement”) with CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC. Under the terms of the Cole Capital Purchase and Sale Agreement, the Company agreed to sell to the Cole Purchaser all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries. The sale closed on February 1, 2018. As the Company entered into the Cole Capital Purchase and Sale Agreement during the fourth quarter of 2017, the Company's financial results are reported as a single segment, and the assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of each of December 31, 2017 and December 31, 2016, there were approximately 23.7 million Limited Partner OP Units outstanding.

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
Direct financing lease income has been reclassified to rental income for all periods presented.
The assets and liabilities to be transferred pursuant to the Cole Capital Purchase and Sale Agreement and related financial results are reflected in the consolidated balance sheets and consolidated statements of operations as discontinued operations for all periods presented.
In connection with the adoption of Accounting Standards Update (“ASU”) 2016-15 and ASU 2016-18, discussed in “Recent Accounting Pronouncements,” certain reclassifications have been made to prior period balances to conform to current presentation in the consolidated statement of cash flows. Under ASU 2016-15, the Company reclassified a portion of distributions received from equity method investments which were previously reported in cash flows provided by operating activities to cash flows from investing activities in the consolidated statement of cash flows. Under ASU 2016-18, transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the consolidated statements of cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding goodwill and intangible asset impairments, real estate investment impairment, allocation of purchase price of real estate asset acquisitions and income taxes.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

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
Allocation of Purchase Price of Real Estate Assets
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings, fixtures and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases. In estimating fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.

In January 2017, the Company elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. During the year ended December 31, 2017, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to January 1, 2017, external costs related to property acquisitions were expensed as incurred. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations for all periods presented.
Assets Held for Sale
Upon classifying a real estate investment as held for sale, the Company will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. See Note 4 – Real Estate Investments and Related Intangibles for further discussion regarding properties held for sale.
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
December 31, 2017 – (Continued)

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
Discontinued Operations
The Company reports discontinued operations when a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The results of operations for assets meeting the definition of discontinued operations are reflected in the Company’s consolidated statements of operations as discontinued operations for all periods presented. See Note 5 — Discontinued Operations for further discussion regarding discontinued operations.
Investment in Unconsolidated Entities
Unconsolidated Joint Ventures
The Company accounts for its investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income (loss) from the Unconsolidated Joint Ventures in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. See Note 4 – Real Estate Investments and Related Intangibles for further discussion on investments in Unconsolidated Joint Ventures.
Cole REITs
As of December 31, 2017 and 2016, the Company owned equity investments in Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Credit Property Trust V, Inc. (“CCPT V” and collectively with CCPT IV, INAV, CCIT II and CCIT III, the “Cole REITs”). The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective entity’s earnings and distributions. The Company records its proportionate share of net income (loss) from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. See Note 17 – Related Party Transactions and Arrangements for further discussion on the Cole REITs.
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
Prior to the adoption of ASU 2017-01, as discussed in “Recent Accounting Pronouncements,” in the event the Company disposed of a property, or classified a property as an asset held for sale, that constituted a business under U.S. GAAP, the Company allocated a portion of the real estate investments reporting unit’s goodwill to that property in determining the gain or loss on the

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

disposal of the property. The amount of goodwill allocated to the business was based on the relative fair value of the business to the fair value of the reporting unit.
Impairments
Real Estate Assets
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in Note 9 – Fair Value Measures. See also Note 4 – Real Estate Investments and Related Intangibles for further discussion regarding real estate investment activity.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s annual testing date is during the fourth quarter. In 2017, the Company adopted ASU 2017-04, Intangibles – Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which allows the Company to test goodwill for impairment by comparing the carrying value of net assets to their respective fair value. If the fair value is determined to be less than the carrying value, an impairment charge will be recorded for the difference between the fair value and the carrying value. The Company estimates the fair value using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. The assumptions and uncertainties utilized in the evaluation of the impairment of goodwill are discussed in detail in Note 9 – Fair Value Measures. Goodwill activity is also discussed in Note 3 – Goodwill and goodwill related to discontinued operations is discussed in Note 5 — Discontinued Operations.
Intangible Assets
The Company’s intangible assets primarily consisted of management and advisory contracts that the discontinued operations, Cole Capital, had with certain Cole REITs. There were no impairment indicators identified during the year ended December 31, 2017.
The Company evaluates intangible assets for impairment when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company tested intangible assets for impairment by first comparing the carrying value of the asset group to the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company adjusts the intangible assets to their respective fair values and recognized an impairment loss.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions.  The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the years ended December 31, 2017, 2016 or 2015.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If this review indicates that the carrying value of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of leasehold improvements and property and equipment for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of leasehold improvements and property and equipment were identified during the years ended December 31, 2017, 2016 or 2015.
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
Restricted Cash
The Company had $27.7 million and $45.0 million, respectively, in restricted cash as of December 31, 2017 and December 31, 2016. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. In accordance with certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at December 31, 2017 was $26.4 million in lender reserves and $1.3 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2016 was $40.7 million in lender reserves and $4.3 million held in restricted lockbox accounts.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Mortgage Notes Receivable
The Company classifies its mortgage notes receivable as long-term investments as the Company intends to hold the mortgage notes receivable for the foreseeable future or until maturity. Mortgage notes receivable investments are carried on the Company’s consolidated balance sheets at amortized cost (unpaid principal balance adjusted for unearned discount or premium and mortgage notes receivable origination fees), net of any allowance for mortgage notes receivable losses. Discounts or premiums and mortgage notes receivable origination fees are amortized as a component of interest income using the effective interest method over the life of the respective mortgage notes receivable. From time to time, the Company may determine to sell a mortgage note receivable in which case it must reclassify the asset as held for sale. Mortgage notes receivable held for sale are carried at the lower of cost or estimated fair value. The Company also evaluates its mortgage notes receivable for possible impairment on a quarterly basis, as discussed in Note 7 – Mortgage Notes Receivable
Commercial Mortgage-Backed Securities
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
In estimating credit or other-than-temporary impairment losses, management considers a variety of factors, including (1) the financial condition and near-term prospects of the credit, including credit rating of the security and the underlying tenant and an estimate of the likelihood, amount and expected timing of any default, (2) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, (3) the length of time and the extent to which the fair value has been below cost, (4) current market conditions, (5) expected cash flows from the underlying collateral and an estimate of underlying collateral values, and (6) subordination levels within the securitization pool. These estimates are highly subjective and could differ materially from actual results. From the period the Company acquired the CMBS through December 31, 2017, the Company had no other-than-temporary impairment losses. See Note 6 – Investment Securities, at Fair Value for further discussion.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Pursuant to the Company’s adoption of the FASB ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, the presentation of all deferred financing costs, other than those associated with the revolving credit facility, are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
Convertible Debt
The Company has an outstanding aggregate balance of $1.0 billion related to the Convertible Notes (as defined in Note 10 –Debt). The Convertible Notes are convertible into cash or shares of the Company’s Common Stock at the Company’s option. In accordance with U.S GAAP, the Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the Convertible Notes on the respective issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the respective term of the Convertible Notes.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

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
Revenue Recognition – Real Estate
The Company’s revenues, which primarily consist of rental income and include rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the initial non-cancelable term of the lease, are recognized when earned and collectability is reasonably assured. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for the purposes of this calculation. Since many of the leases provide for rental increases at specified intervals, straight-line basis accounting requires the Company to record a receivable, and include in revenues, straight-line rent receivables that the Company will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. Straight-line rent receivables are included in rent and tenant receivables and other assets, net, in the consolidated balance sheets. See Note 8 – Rent and Tenant Receivables and Other Assets, Net. Cost recoveries from tenants are included in operating expense reimbursements in the consolidated statements of operations in the period the related costs are incurred. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. As of December 31, 2017 and December 31, 2016, the Company had $56.6 million and $57.6 million, respectively, of deferred rental income, which is included in deferred rent, derivative and other liabilities in the consolidated balance sheets.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets and in the consolidated statements of operations as a reduction to rental income. As of December 31, 2017 and December 31, 2016, the Company maintained an allowance for uncollectible accounts of $6.9 million and $6.0 million, respectively.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Revenue Recognition – Cole Capital
Revenue included securities sales commissions, dealer manager fees, distribution and stockholder servicing fees, real estate acquisition fees, financing coordination fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Cole REITs’ offerings and the investment and management of their respective assets, in accordance with the respective dealer manager and advisory agreements. The Company recorded dealer manager fees, excluding those related to INAV, and securities sales commissions as revenue upon the sale of Cole REIT shares. Dealer manager fees from the sale of INAV shares and distribution and stockholder servicing fees were recorded as revenue when the fees were fixed or determinable. The Company recorded revenue related to acquisition and financing coordination fees upon completion of a transaction and advisory, asset and property management fees as services were performed. The Company was also reimbursed for certain costs incurred in providing these services. Securities sales commissions and dealer manager reimbursements were recorded as revenue as the expenses were incurred, as long as reimbursement was reasonably assured. The Company, in its sole discretion, could reallow all or a portion of its dealer manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided by such participating broker-dealers. The Company also reallowed 100% of selling commissions earned to participating broker-dealers. Refer to Note 17 – Related Party Transactions and Arrangements for further discussion.
As of December 31, 2017, these revenues are reflected in the Company’s consolidated statements of operations as discontinued operations for all periods presented. See Note 5 — Discontinued Operations for further discussion regarding discontinued operations.
Program Development Costs
The Company paid for organization, registration and offering expenses associated with the sale of common stock of the Cole REITs. The reimbursement of these expenses by the Cole REITs was limited to a certain percentage of the proceeds raised from their offerings, in accordance with their respective advisory agreements and charters. Such expenses paid by the Company on behalf of the Cole REITs in excess of these limits that were expected to be collected were recorded as program development costs. The Company assessed the collectability of the program development costs, considering the offering period and historical and forecasted sales of shares under the Cole REITs’ respective offerings and reserved for any balances considered not collectible. Additional reserves were generally recorded if actual proceeds raised from the offerings and corresponding program development costs incurred differed from management’s assumptions.
As of December 31, 2017, program development costs are included in discontinued operations for all periods presented. See Note 5 — Discontinued Operations for further discussion regarding discontinued operations.
Acquisition-Related Expenses and Litigation, Merger and Other Non-routine Costs, Net of Insurance Recoveries
During the year ended December 31, 2017, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to these asset acquisitions were capitalized. Prior to the Company’s adoption of ASU 2017-01 on January 1, 2017, external costs related to real estate acquisitions were expensed as incurred. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Any costs incurred as a result of a business combination will be classified as acquisition-related expenses or other non-routine transaction related expenses and expensed as incurred.
External acquisition-related costs incurred in relation to prior mergers and litigation resulting therefrom are included in litigation and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. The Company has also incurred legal fees and other costs associated with the Audit Committee Investigation (defined below) and the litigations and investigations resulting therefrom, which are considered non-routine. The Company has directors’ and officers’ insurance and the insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Litigation, merger and other non-routine costs, net of insurance recoveries include the following costs (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Merger Related Costs:
Transfer taxes(1)	$(1,595)	$562	$(2,509)
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (2)	49,434	24,207	44,242
Legal fees and expenses (3)	421	311	2,704
Other fees and expenses	—	—	632
Total costs incurred	48,260	25,080	45,069
Insurance recoveries	(300)	(21,196)	(11,441)
Total	$47,960	$3,884	$33,628
___________________________________

(1)	The negative balance for the years ended December 31, 2017 and 2015 are a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(2)
Includes all fees and costs associated with the previously-announced investigation conducted by the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Audit Committee Investigation”) and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s advancement obligations, litigation related there to and in connection with related insurance recovery matters.

(3)	Includes legal fees and expenses associated with litigation resulting from prior mergers.

Due from Affiliates
The Company received compensation and reimbursement for services primarily relating to the Cole REITs’ offerings and the investment, management, financing and disposition of their respective assets. Refer to Note 17 – Related Party Transactions and Arrangements for further explanation. The amounts presented in the consolidated balance sheets are receivables that will be settled directly with the respective Cole REITs and were not transferred pursuant the Cole Capital Purchase and Sale Agreement.
Equity-based Compensation
The Company has an equity-based incentive award plan for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 16 – Equity-based Compensation for additional information on these plans.
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
Reportable Segments
Prior to the fourth quarter of the year ended December 31, 2017, the Company operated through two business segments, the real estate investment segment and the investment management segment, Cole Capital. On November 13, 2017, the Company entered into the Cole Capital Purchase and Sale Agreement to sell substantially all of the Cole Capital segment. The sale closed on February 1, 2018. Substantially all of Cole Capital is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

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
As of December 31, 2017, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc. (“ARCT III”), CapLease, Inc. (“CapLease”), American Realty Capital Trust IV, Inc., (“ARCT IV”), Cole Real Estate Investments, Inc. (“Cole”) and Cole Credit Property Trust, Inc. are subject.
Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
The Company conducted substantially all of its Cole Capital business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, Puerto Rico and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation. The provision for or benefit from income taxes attributable to Cole Capital are included in discontinued operations for all periods presented. See Note 5 — Discontinued Operations for further discussion regarding discontinued operations.
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
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach, which  requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company plans to use the modified retrospective approach to adopt ASU 2014-09. Once ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements. In January 2018, the FASB proposed amending Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met. The Company has completed its evaluation of the standard’s impact on the Company’s revenue streams and does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance, however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current U.S. GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. The Company currently does not record such expenses and the related operating expenses reimbursement revenues. The Company expects the accounting for leases pursuant to which the Company is the lessee to change and is currently evaluating the impact. Leases pursuant to which the Company is the lessee primarily consist of corporate offices and ground leases.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 during the fourth quarter of fiscal year 2017 and determined that this standard impacts the Company’s classification of proceeds from the settlement of insurance claims and distributions received from equity method investments. Following the retrospective adoption of this standard, the Company reclassified $2.6 million and $6.5 million of distributions received from equity method investments from cash flows from operating activities to cash flows from investing activities for the years ended December 31, 2016 and 2015, respectively. The Company also reclassified $0.8 million of proceeds from the settlement of property-related insurance claims from cash flows from operating activities to cash flows from investing activities for the year ended December 31, 2015.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 during the fourth quarter of 2017 and applied the standard retrospectively for all periods presented. Accordingly, for the years ended December 31, 2017, 2016 and 2015, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and removed the change in restricted cash from cash flows from investing activities. This change resulted in a decrease in cash flows from investing activities of $11.1 million during the year ended December 31, 2016 and an increase of $1.5 million in cash flows from investing activities during the year ended December 31, 2015. Upon adoption of ASU 2016-18, the Company also included $3.6 million and $4.4 million, during the years ended December 31, 2016 and 2015, respectively, of restricted cash outflows within the “payments on mortgage notes payable and other debt, including debt extinguishment and swap termination costs’’ line item within cash flows from financing activities in the consolidated statement of cash flows.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

In January 2017, the FASB issued ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted, and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company has elected to early adopt ASU 2017-01 effective January 1, 2017. As the Company expects that a majority of its real estate acquisitions will be considered asset acquisitions, external acquisition costs related to these asset acquisitions will be capitalized. Prior to 2017, all acquisition-related costs were expensed as incurred. The adoption of this pronouncement resulted in capitalization of $3.3 million of external acquisitions-related costs during the year ended December 31, 2017. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations. Upon adoption of ASU 2017-01, the Company's real estate dispositions qualify as asset dispositions and as such, no portion of the Company’s goodwill was allocated to the cost basis of these assets in determining the gain or loss on disposition of real estate and held for sale assets. Prior to January 1, 2017, when the Company disposed of a property or classified a property as held for sale, it constituted a business per U.S. GAAP and the Company allocated a portion of goodwill to the cost basis of that property in determining the gain or loss on the disposition of real estate and held for sale assets.
In January 2017, the FASB issued ASU 2017-04, which simplifies the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test (comparing the implied fair value of goodwill with the carrying amount of goodwill). ASU 2017-04 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is applied prospectively and may result in a different impairment charge as compared to the existing standard. The Company adopted ASU 2017-04 during the fourth quarter of 2017. ASU 2017-04 had no impact on the 2017 annual impairment test. Refer to “Note 3 – Goodwill” for discussion regarding goodwill and “Note 9 – Fair Value Measures” regarding the annual goodwill impairment test.
In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: 1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; 2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and 3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard will result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company will adopt ASU 2017-09 during the first quarter of fiscal year 2018 and does not expect it will have a material impact on its consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods therein, with early adoption permitted. The standard is applied prospectively to an award modified on or after the adoption date. The Company will adopt ASU 2017-09 during the first quarter of fiscal year 2018 and does not expect it will have a material impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company will adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect it will have a material impact on its consolidated financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Note 3 – Goodwill
In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. As of December 31, 2017 and December 31, 2016, the carrying value of goodwill was $1.3 billion. During the year ended December 31, 2017, one property classified as held for sale as of December 31, 2016 was classified as held and used, resulting in an increase to the goodwill allocated to the real estate investment reporting unit of $0.4 million. During the year ended December 31, 2016, the Company allocated $73.2 million of goodwill to dispositions and held for sale assets, which included $2.3 million of goodwill allocated to the cost basis of two properties foreclosed upon as discussed in Note 10 –Debt. The allocated goodwill of $73.2 million was included in gain (loss) on disposition of real estate and real estate assets held for sale, net in the consolidated statement of operations.
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The analysis performed for the annual goodwill tests during the years ended December 31, 2017, 2016 and 2015 resulted in no impairment charges. See Note 9 – Fair Value Measures for a discussion of the Company’s fair value measurements regarding goodwill. Goodwill related to discontinued operations is discussed in Note 5 — Discontinued Operations.
Note 4 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the year ended December 31, 2017, the Company acquired controlling financial interests in 88 commercial properties and three land parcels for an aggregate purchase price of $748.8 million (the “2017 Acquisitions”), which includes $3.3 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01 and includes 22 properties acquired in a nonmonetary exchange discussed below. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. During the year ended December 31, 2016, the Company acquired a controlling interest in eight commercial properties for an aggregate purchase price of $100.2 million (the “2016 Acquisitions”). During the year ended December 31, 2015, the Company acquired 16 commercial properties and nine land parcels for an aggregate purchase price of $36.3 million (the “2015 Acquisitions”).
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Real estate investments, at cost:
Land	$110,634	$23,187	$5,051
Buildings, fixtures and improvements	523,445	67,865	28,643
Total tangible assets	634,079	91,052	33,694
Acquired intangible assets:
In-place leases and other intangibles (1)	105,940	9,613	2,580
Above-market leases (2)	10,445	—	153
Assumed intangible liabilities:
Below-market leases (3)	(1,680)	(471)	(108)
Total purchase price of assets acquired	$748,784	$100,194	$36,319
____________________________________

(1)
The weighted average amortization period for acquired in-place leases and other intangibles is 15.8 years, 13.8 years and 11.0 years for 2017 Acquisitions, 2016 Acquisitions and 2015 Acquisitions, respectively.

(2)
The weighted average amortization period for acquired above-market leases is 18.0 years and 14.1 years for 2017 Acquisitions and 2015 Acquisitions, respectively. There were no acquired above-market leases during the year ended December 31, 2016.

(3)
The weighted average amortization period for acquired intangible lease liabilities is 13.8 years, 10.0 years and 15.0 years for 2017 Acquisitions, 2016 Acquisitions and 2015 Acquisitions, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The Company has not included pro forma information for the Company's 2016 Acquisitions or 2015 Acquisitions, which were acquired prior to the adoption of ASU 2017-01 and met the definition of a business combination, as they did not have a material impact on the Company's financial position or results of operations.
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
2018	$1,105,205	$3,016
2019	1,082,111	2,397
2020	1,049,997	2,023
2021	1,009,474	1,899
2022	929,909	1,809
Thereafter	5,950,591	2,184
Total	$11,127,287	$13,328
____________________________________

(1)
29 properties are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Property Dispositions and Real Estate Assets Held for Sale
During the year ended December 31, 2017, the Company disposed of 137 properties, including one property owned by a consolidated joint venture, six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction as discussed in Note 10 – Debt, and 15 properties disposed of in connection with the nonmonetary exchange discussed below, for an aggregate gross sales price of $594.9 million, of which our share was $574.4 million after the profit participation payments related to the disposition of 31 Red Lobster properties and the consolidated joint venture partner’s share of the sales price. The dispositions resulted in proceeds of $445.5 million after a mortgage loan assumption of $66.0 million and closing costs. Additionally, the Company’s tax provision for the year ended December 31, 2017 included $1.7 million of Canadian tax on the gain on sale of certain Canadian properties. The Company recorded a gain of $64.7 million related to the sales which is included in gain (loss) on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the year ended December 31, 2016, the Company disposed of 301 properties, for an aggregate gross sales price of $1.08 billion, of which our share was $1.04 billion after the profit participation payment related to the disposition of 70 Red Lobsters. The dispositions resulted in proceeds of $958.4 million after a mortgage loan assumption of $55.0 million and closing costs. The Company recorded a gain of $45.7 million, which included $67.8 million of goodwill allocated to the cost basis of such properties, which is included in gain (loss) on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
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
During the year ended December 31, 2015, the Company disposed of 228 properties, including two properties owned by consolidated joint ventures, for an aggregate sales price of $1.4 billion, resulting in consolidated proceeds of $966.1 million after mortgage loan assumptions and closing costs. The Company recorded a loss of $69.1 million related to the sales, which included $96.7 million of goodwill allocated in the cost basis of such properties. The Company’s loss on the sales is included in gain (loss) on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

During the year ended December 31, 2015, the Company also disposed of its interest in one consolidated joint venture, whose only assets consisted of investments in three Unconsolidated Joint Ventures, for an aggregate gross sales price of $77.5 million, of which the Company’s share was $69.8 million based on its ownership interest, resulting in consolidated proceeds of $43.0 million after mortgage loan repayment and closing costs. The mortgage loan obligation of the consolidated joint venture was held by an unconsolidated entity. The Company recorded a gain of $6.7 million related to the sale of the consolidated joint venture, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
As of December 31, 2017, there were 30 properties classified as held for sale with a carrying value of $38.3 million, included in assets related to discontinued operations and real estate assets held for sale, net in the accompanying consolidated balance sheet which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2016, there were 11 properties classified as held for sale. During the year ended December 31, 2017, the Company recorded a loss of $3.1 million related to held for sale properties. No goodwill was allocated to the cost basis of any additional properties classified as held for sale during the year ended December 31, 2017. During the year ended December 31, 2016, the Company recorded a loss of $0.2 million related to properties classified as held for sale during the respective period, which included $3.2 million of goodwill allocated to the cost basis of such properties. The loss on properties held for sale is included in gain (loss) on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of December 31, 2017 and December 31, 2016 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	December 31, 2017	December 31, 2016
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $599,680 and $494,131, respectively	15.2	$1,091,433	$1,192,756
Leasing commissions, net of accumulated amortization of $2,902 and $1,836, respectively	10.6	13,876	10,231
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $88,335 and $69,670, respectively	16.3	241,449	275,897
Total intangible lease assets, net		$1,346,758	$1,478,884

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $73,916 and $56,891, respectively	18.7	$198,551	$224,023
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of December 31, 2017 (amounts in thousands):

	2018	2019	2020	2021	2022
In-place leases and other intangibles:
Total projected to be included in amortization expense	$135,212	$125,701	$118,390	$110,425	$95,990
Leasing commissions:
Total projected to be included in amortization expense	1,186	1,172	1,150	1,112	1,056
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	23,773	22,039	21,625	21,197	20,383
Below-market lease liabilities:
Total projected to be included in rental income	19,097	18,392	17,244	16,045	15,201

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Nonmonetary Exchange
During the year ended December 31, 2017, the Company completed a nonmonetary exchange through the simultaneous acquisition of 22 Bob Evans properties and disposition of 15 Red Lobster properties. Pursuant to Nonmonetary Transactions, ASC (Topic 845), the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain the acquired nonmonetary asset, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if the fair value of the asset received is more reliable than the fair value of the asset surrendered. The Company estimated the fair value of the Bob Evans and Red Lobster properties using valuation techniques consistent with the income approach and concluded that the fair value was $50.1 million. As the fair value of the assets received exceeded the book value of the assets surrendered, the Company recorded a gain of $7.4 million, which is included in gain (loss) on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures and considering the factors discussed regarding the Company’s policies on real estate impairment mentioned in Note 2 – Summary of Significant Accounting Policies, real estate assets and an investment in a property subject to a direct financing lease with carrying values totaling $161.9 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $111.4 million resulting in impairment charges of $50.5 million during the year ended December 31, 2017. The majority of the 2017 impairment charges relate to certain office, restaurant and other properties that, during 2017, management identified for potential sale or determined, based on discussions with the current tenants, will not be re-leased.
During the year ended December 31, 2016, a majority of the impairment charges related to properties identified by management for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurants filed for bankruptcy. As part of the Company’s quarterly impairment review procedures and considering the factors mentioned above, real estate assets with carrying values totaling $668.2 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $485.4 million, resulting in impairment charges of $182.8 million during the year ended December 31, 2016.
During the year ended December 31, 2015, real estate assets with carrying value totaling $340.1 million were deemed to be impaired and their carrying value was reduced to their estimated fair value of $248.3 million, resulting in impairment charges of $91.8 million.
Consolidated Joint Ventures
The Company had an interest in one joint venture that owned one property as of December 31, 2017 and had total assets of $33.7 million, of which $30.7 million were real estate investments, net of accumulated depreciation and amortization. As of December 31, 2016, the Company had interests in two joint ventures that owned two properties and had total assets of $57.0 million, of which $50.8 million were real estate investments, net of accumulated depreciation and amortization. As of December 31, 2017 and December 31, 2016, one property was secured by a mortgage note payable of $14.9 million and $11.6 million, respectively, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the consolidated joint ventures. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of each partner (the “Partner”) in accordance with the joint venture agreement for any major transactions. The Company and each Partner are subject to the provisions of each joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
The Partners’ share of the aggregate consolidated joint ventures’ loss was $0.2 million and $14,000 for the years ended December 31, 2017 and 2016, respectively. The Partners’ share of the aggregate consolidated joint ventures’ income was $1.3 million for the year ended December 31, 2015. One joint venture disposed of its property during the year ended December 31, 2017 and the Company disposed of its interest in three consolidated joint ventures during the year ended December 31, 2015, which included one consolidated joint venture, whose only assets were investments in three Unconsolidated Joint Ventures (as defined below).

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) consisted of interests in two joint ventures that each owned one property as of December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, the Company owned aggregate equity investments of $39.5 million and $41.3 million, respectively, in the Unconsolidated Joint Ventures. The Company accounts for its investments in Unconsolidated Joint Ventures using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financial policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint ventures. As of December 31, 2017, the Company’s maximum exposure to risk was $39.5 million, the carrying value of the investments, which is presented in investment in unconsolidated entities in the consolidated balance sheet. The Unconsolidated Joint Ventures had total debt outstanding of $20.4 million as of December 31, 2017, none of which is recourse to the Company, as discussed in Note 10 – Debt. The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized $3.3 millions, $0.9 million and $2.3 million of net income, respectively, from the unconsolidated joint ventures.
The following is a summary of the Company’s percentage ownership and carrying amount related to each of the Unconsolidated Joint Ventures as of December 31, 2017 and December 31, 2016 (dollar amounts in thousands):

			Carrying Amount of Investment (2)
Name of Joint Venture	Partner	Ownership % (1)	December 31, 2017	December 31, 2016
Cole/Mosaic JV South Elgin IL, LLC	Affiliate of Mosaic Properties and Development, LLC	50%	$5,382	$5,891
Cole/Faison JV Bethlehem GA, LLC	Faison-Winder Investors, LLC	90%	34,138	35,438
			$39,520	$41,329
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

(2)
The total carrying amount of the investments was greater than the underlying equity in net assets by $8.6 million and $6.4 million as of December 31, 2017. and December 31, 2016, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Note 5 — Discontinued Operations
On November 13, 2017, the Company entered into the Cole Capital Purchase and Sale Agreement to sell all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to the Cole Purchaser for approximately $120.0 million paid in cash at closing, subject to customary adjustments to reflect the operation of CCA and such subsidiaries prior to closing. The sale closed on February 1, 2018. At closing, the Company entered into a services agreement (the “Services Agreement”) with the Cole Purchaser pursuant to which the Company will continue to provide certain services to the Cole Purchaser and the Cole REITs, including operational real estate support, over the next year. Under the terms of the Services Agreement, the Company will be entitled to receive reimbursement for certain of the services provided. The Company could also receive additional fees over the next six years if future revenues of Cole Capital exceed a specified dollar threshold (the “Net Revenue Payments”), up to an aggregate of $80.0 million in Net Revenue Payments.
The following is a summary of the assets and liabilities related to discontinued operations and real estate assets held for sale as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Carrying amount of major classes of assets included in discontinued operations:
Cash	$2,198	$2,973
Intangible assets, net (1)	9,892	24,383
Other assets, net (2)	6,975	16,626
Goodwill (3)	124,812	124,812
Due from Cole REITs, net	1,284	5,445
Loss recognized on classification as held for sale (4)	(19,509)	—
Assets related to discontinued operations, net	125,652	174,239

Real estate assets held for sale, net (5)	38,347	38,928
Assets related to discontinued operations and real estate assets held for sale, net	$163,999	$213,167

Carrying amount of major classes of liabilities included in discontinued operations:
Accounts payable and accrued expenses	$14,269	$11,276
Other liabilities	1,512	68
Due to Cole REITs	100	—
Liabilities related to discontinued operations	$15,881	$11,344
___________________________________

(1)
The intangible assets consisted of management and advisory contracts that the Company had with certain Cole REITs. Accumulated amortization was $44.1 million and $29.6 million as of December 31, 2017 and December 31, 2016, respectively.

(2)
Includes program development costs of $3.3 million and $3.2 million as of December 31, 2017 and December 31, 2016, respectively, which were net of reserves of $7.6 million and $31.7 million, respectively.

(3)
The Company performed the annual goodwill test using the $120.0 million cash proceeds provided for under the Cole Capital Purchase and Sale Agreement, plus the estimated fair value of the Net Revenue Payments and determined the carrying amount exceeded the estimated fair value. As such, no goodwill impairment was recorded during the year ended December 31, 2017.

(4)
The Company recognized a loss of $20.0 million on classification of the discontinued operations as held for sale, of which $0.5 million represents estimated costs to sell that were subsequently accrued in accounts payable and accrued expenses as of December 31, 2017. In determining the loss recognized on classification as held for sale, the Company elected to account for the future Net Revenue Payments as a gain contingency. Under this approach, the Company will not recognize any Net Revenue Payments until realized.

(5)	Real estate assets held for sale are not included in assets related to discontinued operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following is a summary of the financial information and cash flows for discontinued operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
Revenues:	2017	2016	2015
Offering-related fees and reimbursements	$16,096	$36,526	$24,412
Transaction service fees and reimbursements	13,929	12,533	25,256
Management fees and reimbursements	76,214	68,686	58,793
Total revenues	$106,239	$117,745	$108,461
Operating expenses:
Cole Capital reallowed fees and commissions	9,879	23,174	16,195
Transaction costs	3,802	—	—
General and administrative	63,783	82,558	79,602
Amortization of intangible assets	14,490	26,148	25,884
Goodwill and intangible asset impairments	—	120,931	213,339
Total operating expenses	91,954	252,811	335,020
Operating income (loss)	14,285	(135,066)	(226,559)
Other income (expense), net	464	292	1,167
Loss recognized on classification as held for sale	(20,027)	—	—
Loss before taxes	(5,278)	(134,774)	(225,392)
(Provision for) benefit from income taxes	(13,839)	10,837	40,892
Loss from discontinued operations	$(19,117)	$(123,937)	$(184,500)

	Year Ended December 31,
	2017	2016	2015
Cash flows related to discontinued operations:
Cash flows from operating activities	$33,232	$35,251	$31,431
Cash flows from investing activities	$—	$—	$—
Income Taxes
Cole Capital’s business, substantially all of which was conducted through a TRS, recognized a provision of $13.8 million for the year ended December 31, 2017, and a benefit of $10.8 million and $40.9 million for the years ended December 31, 2016 and 2015, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following table presents the reconciliation of the provision for (benefit from) income taxes with the amount computed by applying the statutory federal income tax rate to loss before income taxes for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Loss before taxes	$(5,278)	$(134,774)	$(225,392)
Less: Income from non-taxable entities	(9,523)	(9,008)	(8,440)
Loss attributable to taxable subsidiaries before income taxes	$(14,801)	$(143,782)	$(233,832)

Federal provision at statutory rate (35%)	(5,180)	(50,324)	(81,841)
Impairment of goodwill	—	42,327	48,880
Nondeductible portion of transaction costs and loss recognized on classification as held for sale	8,283	—	—
Impact of change in federal tax rate	3,481	—	—
Impact of valuation allowance	6,165	—	—
State income taxes and other	1,090	(2,840)	(7,931)
Total provision for (benefit from) income taxes - Cole Capital	$13,839	$(10,837)	$(40,892)
The following table presents the components of the provision for (benefit from) income taxes for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$(120)	$2,244	$9,058
State	602	(2,762)	2,110
Total current provision for (benefit from) income taxes	482	(518)	11,168
Deferred
Federal	12,016	(9,021)	(45,255)
State	1,341	(1,298)	(6,805)
Total deferred provision for (benefit from) income taxes	13,357	(10,319)	(52,060)
Total provision for (benefit from) income taxes - Cole Capital	$13,839	$(10,837)	$(40,892)
The components of the net deferred tax assets (liabilities) as of December 31, 2017 and 2016 which are included in assets or liabilities related to discontinued operations, net in the accompanying consolidated balance sheets, are as follows (in thousands):

	December 31, 2017	December 31, 2016
Intangible assets	$(1,590)	$(7,858)
Accrued compensation	1,253	6,163
Fixed assets	(1,568)	(3,155)
Product development costs	1,680	11,668
Equity-based compensation	4,772	4,249
Other	555	1,227
Total net deferred tax asset	5,102	12,294
Less: valuation allowance	(6,165)	—
Net deferred tax (liability) asset	$(1,063)	$12,294

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

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
The following tables detail the unrealized gains and losses on investment securities as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$43,006	$895	$(2,927)	$40,974

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$48,297	$1,248	$(2,330)	$47,215
As of each of December 31, 2017 and December 31, 2016, the Company owned eight CMBS with an estimated aggregate fair value of $41.0 million and $47.2 million, respectively. The Company generally receives monthly payments of principal and interest on the CMBS. As of December 31, 2017, the Company earned interest on the CMBS at rates ranging between 5.9% and 9.0%. As of December 31, 2017, the fair value of six CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of December 31, 2017, the Company had no other-than-temporary impairment losses.
During the year ended December 31, 2015, the Company recorded a $0.1 million gain on the sale of investment securities, which is included in other income, net in the accompanying consolidated statements of operations. No such gain was recorded for the years ended December 31, 2017 or 2016.
The scheduled maturity of the Company’s CMBS as of December 31, 2017 are as follows (in thousands):

	December 31, 2017
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	17,895	18,445
Due after five years through 10 years	12,053	9,156
Due after 10 years	13,058	13,373
Total	$43,006	$40,974
Note 7 – Mortgage Notes Receivable
As of December 31, 2017, the Company owned eight mortgage notes receivable with a weighted-average interest rate of 6.2% and weighted-average years to maturity of 12.6 years. During the year ended December 31, 2017, one mortgage note with a carrying value of $1.5 million at repayment was paid in full prior to the maturity date resulting in a $0.1 million gain, which is included in other income, net in the accompanying consolidated statements of operations. The following table details the mortgage notes receivable as of December 31, 2017 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$22,496	$20,294	5.9%	–	6.8%	December 2026	–	January 2033

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

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
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to December 31, 2017 (in thousands):

Outstanding Balance
Due within one year	$930
Due after one year through five years	4,422
Due after five years through 10 years	7,089
Due after 10 years(1)	13,837
Total	$26,278
____________________________________

(1)	Includes additional $3.8 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to December 31, 2017.
Unsecured Note Reserve
During the year ended December 31, 2015, the Company assessed the collectability of an unsecured note held with an affiliate of the Former Manager after the December debt service payment was not paid. The Company assessed the liquidity of the borrower, the lien position of the note and the other obligations of the borrower. Based on the analysis, the Company concluded that it was unlikely that the unsecured note will be repaid and recorded a reserve for loan loss equal to the $15.3 million carrying value of the note for the three months ended December 31, 2015. No principal or interest payments have been received relating to the unsecured note during the years ended December 31, 2017 and 2016.
Note 8 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Accounts receivable, net (1)	$36,921	$49,114
Straight-line rent receivable, net (2)	230,529	201,585
Deferred costs, net (3)	5,746	16,154
Prepaid expenses	6,493	6,452
Leasehold improvements, property and equipment, net (4)	12,089	14,702
Restricted escrow deposits	4,995	5,741
Income tax receivable	3,213	18,045
Interest rate swap assets, at fair value	627	199
Other assets, net (5)	4,376	2,313
Total	$304,989	$314,305
___________________________________

(1)	Allowance for doubtful accounts included in accounts receivable, net was $6.3 million and $6.0 million as of December 31, 2017 and December 31, 2016, respectively.

(2)
Allowance for doubtful accounts included in straight-line rent receivable, net was $2.0 million as of December 31, 2017. No such allowance was included in the straight-line rent receivable at December 31, 2016.

(3)
Amortization expense for deferred costs related to the revolving credit facility totaled $10.4 million, $10.4 million and $10.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Accumulated amortization for deferred costs related to the revolving credit facility was $40.3 million and $29.8 million as of December 31, 2017 and December 31, 2016, respectively.

(4)	Amortization expense for leasehold improvements totaled $1.2 million, $2.3 million and $2.2 million for the years ended December 31, 2017, 2016 and

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

2015, respectively, inclusive of write offs of $1.0 million for the year ended December 31, 2016. Accumulated amortization was $4.7 million and $3.5 million as of December 31, 2017 and December 31, 2016, respectively. Depreciation expense for property and equipment totaled $1.8 million, $3.4 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, inclusive of write offs of $0.6 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively.

(5)	Net of $1.8 million and $1.6 million of interest receivable reserves as of December 31, 2017 and December 31, 2016.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the year ended December 31, 2017. The Company expects that changes in classifications between levels will be infrequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis, based on market rates of the Company’s positions and other observable interest rates as discussed in Note 6 – Investment Securities, at Fair Value and Note 11 – Derivatives and Hedging Activities, as of December 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
CMBS	$—	$—	$40,974	$40,974
Derivative assets	—	627	—	627
Total assets	$—	$627	$40,974	$41,601

	Level 1	Level 2	Level 3	Balance as of December 31, 2016
Assets:
CMBS	$—	$—	$47,215	$47,215
Derivative assets	—	199	—	199
Total assets	$—	$199	$47,215	$47,414
Liabilities:
Derivative liabilities	$—	$(3,547)	$—	$(3,547)
CMBS – The Company’s CMBS are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management determines that the prices are representative of fair value through its knowledge and experience in the market. The significant unobservable input used in

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

valuing the CMBS is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. The following risks are included in the consideration and selection of discount rates or market yields: risk of default, rating of the investment and comparable company investments.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the years ended December 31, 2017 and 2016 (in thousands):

CMBS
Beginning balance, January 1, 2017	$47,215
Total gains and losses
Unrealized loss included in other comprehensive income, net	(951)
Purchases, issuance, settlements
Return of principal received	(4,388)
Amortization included in net income, net	(902)
Ending Balance, December 31, 2017	$40,974

CMBS
Beginning balance, January 1, 2016	$53,304
Total gains and losses
Unrealized loss included in other comprehensive loss, net	(2,271)
Purchases, issuance, settlements
Return of principal received	(4,077)
Accretion included in net loss, net	259
Ending Balance, December 31, 2016	$47,215

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Assets:
Mortgage notes receivable	3	$20,294	$28,272	$22,764	$30,460

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,095,690	$2,144,522	$2,687,739	$2,713,155
Corporate bonds, net	2	2,848,768	2,922,027	2,248,063	2,273,850
Convertible debt, net	2	992,218	1,012,349	987,106	1,004,733
Credit facility	2	185,000	185,000	500,000	500,000
Total liabilities		$6,121,676	$6,263,898	$6,422,908	$6,491,738
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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
Real Estate Investments
As discussed in Note 4 – Real Estate Investments and Related Intangibles, during the year ended December 31, 2017, net real estate assets and an investment in a property subject to a direct financing lease representing 69 properties were deemed to be impaired and their carrying values totaling $161.9 million were reduced to their estimated fair value of $111.4 million, resulting in impairment charges of $50.5 million. During the years ended December 31, 2016 and 2015, net real estate assets related to 153 and 202 properties, respectively~~,~~ with carrying values totaling $668.2 million and $340.1 million, respectively, were deemed to be impaired and their carrying values were reduced to their estimated fair values of $485.4 million and $248.3 million, respectively, resulting in impairment charges of $182.8 million and $91.8 million, respectively. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the year ended December 31, 2017, the Company used a range of discount rates from 7.4% to 7.8% with a weighted-average rate of 7.5% and capitalization rates from 6.9% to 10.0% with a weighted-average rate of 8.0%.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following table presents the impairment charges by asset class recorded during the years ended December 31, 2017, 2016 or 2015 (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Properties impaired	69	153	202

Asset classes impaired:
Investment in real estate assets, net	$50,087	$183,240	$88,465
Investment in direct financing leases, net	553	—	4,020
Below-market lease liabilities, net	(92)	(421)	(730)
Total impairment loss	$50,548	$182,819	$91,755
Goodwill
The Company performed its annual test of the goodwill for impairment and determined an estimated fair value of $15.1 billion, $18.3 billion and $19.7 billion at the 2017, 2016, and 2015 measurement dates, respectively, which exceeded the carrying values by 8.1%, 21.0%, and 13.0% respectively. As such, no goodwill impairment was recorded during the years ended December 31, 2017, 2016 or 2015 in income (loss) from continuing operations. If all other assumptions were held constant, increasing the discount rate by 0.5% would decrease the amount that the 2017 fair value exceeds the 2017 carrying value from $1.1 billion to $385.0 million.

The Company estimated the fair value using both the income and market approach in evaluating goodwill for impairment. The assumptions utilized in the income approach include, but are not limited to, revenue growth rates, future cash flows and discount rates. The assumptions utilized in the market approach include, but are not limited to, future cash flows, the selection of comparable companies and measures of operating results and pricing multiples. AFFO multiples for market comparable companies were used to estimate the fair value by applying those multiples to the projected financial information prepared by management. The uncertainties associated with the fair value assumptions for the goodwill are the same as the uncertainties for real estate assets.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Note 10 – Debt
As of December 31, 2017, the Company had $6.1 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.3 years and a weighted-average interest rate of 4.2%. The following table summarizes the carrying value of debt as of December 31, 2017 and December 31, 2016, and the debt activity for the year ended December 31, 2017 (in thousands):

		Year Ended December 31, 2017
	Balance as of December 31, 2016	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2017
Mortgage notes payable:
Outstanding balance	$2,629,949	$4,652	$(563,563)	$—	$2,071,038	(1)
Net premiums (2)	36,751	—	(526)	(11,573)	24,652
Deferred costs	(16,633)	(88)	883	2,840	(12,998)
Other debt:
Outstanding balance	20,947	—	(20,947)	—	—
Premium (2)	92	—	(17)	(75)	—
Mortgages and other debt, net	2,671,106	4,564	(584,170)	(8,808)	2,082,692
Corporate bonds:
Outstanding balance	2,250,000	600,000	—	—	2,850,000
Discount (3)	(1,937)	—	—	705	(1,232)
Deferred costs	(21,839)	(9,485)	—	4,050	(27,274)
Corporate bonds, net	2,226,224	590,515	—	4,755	2,821,494
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (3)	(12,894)	—	—	5,112	(7,782)
Deferred costs	(13,766)	—	—	5,806	(7,960)
Convertible debt, net	973,340	—	—	10,918	984,258
Credit facility:
Outstanding balance	500,000	329,000	(644,000)	—	185,000
Deferred costs (4)	(3,422)	—	2,030	1,392	—
Credit facility, net	496,578	329,000	(641,970)	1,392	185,000

Total debt	$6,367,248	$924,079	$(1,226,140)	$8,257	$6,073,444
____________________________________

(1)	Includes $16.2 million related to one mortgage note payable in default.

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

(4)	Deferred costs relate to the term portion of the credit facility, which was repaid during the year ended December 31, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of December 31, 2017 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (6)		Weighted-Average Years to Maturity (5)
Fixed-rate debt (3)	471	$4,119,850	$2,056,097	4.92%		4.1
Variable-rate debt	1	32,886	14,941	4.75%	(2)	0.6
Total (4)	472	$4,152,736	$2,071,038	4.92%		4.1
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of December 31, 2017.

(3)	Includes $78.9 million of variable-rate debt fixed by way of interest rate swap arrangements.

(4)
The table above does not include the loan amount associated with an Unconsolidated Joint Venture of $20.4 million, none of which is recourse to the Company. The loan has a secured fixed rate of 5.20% and a maturity of July 2021.

(5)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(6)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate shall increase as specified in the respective loan agreement until the extended maturity date.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2017, except for the loan in default described below, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
During the years ended December 31, 2017 and 2016, the Company repaid mortgage notes payable resulting in a gain on extinguishment of debt of $0.3 million in each year, due to the write-off of unamortized premiums, net of deferred financing costs and prepayment penalties, which are included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
As of December 31, 2017, the Company had $16.2 million related to one outstanding mortgage note payable in default. The Company is engaged with the servicer to determine a method of settlement.
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
On December 30, 2016, the Company received a notice of default from the lender of a non-recourse loan secured by 16 properties, which had an outstanding balance of $11.6 million on the notice date, due to the Company's intentional non-repayment of the loan balance at maturity. During the year ended December 31, 2017, the Company cured the default by fully repaying the outstanding loan balance.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to December 31, 2017 (in thousands):

Total
2018 (1)	$98,450
2019	222,789
2020	265,186
2021	352,770
2022	314,839
Thereafter	817,004
Total	$2,071,038
___________________________________

(1)	Includes $16.2 million, excluding accrued interest, related to one mortgage note payable in default.
Other Debt
During the year ended December 31, 2017, the Company repaid the remaining outstanding principal balance of the secured term loan from KBC Bank, N.V. ( the “KBC Loan”).
Corporate Bonds
As of December 31, 2017, the OP had $2.85 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance December 31, 2017	Interest Rate	Maturity Date
2019 Senior Notes	$750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$2,850,000	4.033%
On August 11, 2017, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.950% Senior Notes due 2027 (the “2027 Senior Notes”) (the offering of the 2027 Senior Notes, the “2017 Bond Offering”).
On June 2, 2016, the Company closed its senior note offering, consisting of (i) $400.0 million aggregate principal amount of 4.125% Senior Notes due June 1, 2021 (the “2021 Senior Notes”) and (ii) $600.0 million aggregate principal amount of 4.875% Senior Notes due June 1, 2026 (the “2026 Senior Notes”) (the offering of the 2021 Senior Notes, collectively with the 2026 Senior Notes.
On July 5, 2016, the Company redeemed $1.3 billion aggregate principal amount of 2.000% senior notes due 2017 (the “2017 Senior Notes”), plus accrued and unpaid interest thereon and the required make-whole premium. Upon consummation of these transactions, the Company had no 2017 Senior Notes outstanding. The Company recorded a loss related to the early extinguishment of $13.2 million which is included in (loss) gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of December 31, 2017.
Convertible Debt
The following table presents the Company’s $597.5 million aggregate principal amount of convertible senior notes due 2018 (the “2018 Convertible Notes”) and $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes” and, together with the 2018 Convertible Notes, the “Convertible Notes”) with their respective terms (dollar amounts in thousands). The OP has issued corresponding identical convertible notes to the General Partner.

	Outstanding Balance (1)	Interest Rate	Conversion Rate (2)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $7.8 million as of December 31, 2017. The discount will be amortized over the remaining weighted average term of 1.5 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of December 31, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

The 2018 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof in limited circumstances prior to February 1, 2018 and may be converted into such consideration at any time on or after February 1, 2018. The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of December 31, 2017.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
As of December 31, 2017, the Credit Facility had an outstanding balance of $185.0 million and allowed for maximum borrowings of $2.3 billion under its revolving credit facility, subject to borrowing availability. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million. The Operating Partnership used a portion of the proceeds from the 2017 Bond Offering discussed above to repay all of the outstanding borrowings, swap termination costs and accrued and unpaid interest, under the Credit Facility’s $0.5 billion term loan facility (the "Credit Facility Term Loan”) on August 11, 2017, resulting in the write-off of unamortized deferred financing costs of $2.0 million, which is included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
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
December 31, 2017 – (Continued)

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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion (up to 30% of which may be comprised of restaurant properties from December 31, 2016 on). The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2017.
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
The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. During the year ended December 31, 2017, the Company reclassified previously unrealized losses of $0.2 million from accumulated other comprehensive income into interest expense as a result of the hedged forecasted transactions affecting earnings. The Company also reclassified unrealized losses of $0.8 million from accumulated other comprehensive income into interest expense associated with settled interest rate derivatives.
The ineffective portion of the change in fair value of the derivatives designated that qualify as cash flow hedges is recognized directly in earnings. During the year ended December 31, 2017, the Company recorded a gain of $1.6 million in earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges. During the year ended December 31, 2016, the Company recorded a gain of $2.5 million in such earnings. Earnings related to the ineffective portion of the change in fair value of derivatives designated that qualify as cash flow hedges are included in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The ineffectiveness is primarily attributable to the designation of acquired interest rate swaps with a non-zero fair value at inception associated with a prior merger.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

During the year ended December 31, 2017, the Company terminated six of its interest rate swaps in connection with the early repayment of mortgage loans and borrowings under the Credit Facility Term Loan, as discussed in Note 10 – Debt, and accelerated the reclassification of a portion of the amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming probable not to occur. A gain of $1.1 million was recorded in relation to the acceleration, which is included in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.3 million will be reclassified from other comprehensive income as an increase to interest expense.
During the year ended December 31, 2017, loans associated with thirteen derivative instruments with an aggregate notional value of $662.4 million at the respective settlement date, were repaid in full and one derivative previously designated as a cash flow hedge with a notional value of $27.8 million was de-designated as it was not probable the forecasted hedged transaction would occur. As of December 31, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (dollar amounts in thousands):

Interest Rate Swaps	December 31, 2017	December 31, 2016
Number of Instruments	—	14
Notional Amount	$—	$690,816
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the consolidated balance sheets as of December 31, 2017 and December 31, 2016 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$3
Interest rate swaps	Deferred rent, derivative and other liabilities	$—	$(3,547)
Derivatives Not Designated as Hedging Instruments
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A gain of $0.3 million for the year ended December 31, 2017 related to the change in the fair value of derivatives not designated as hedging instruments was recorded in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The Company recorded a loss of $0.3 million for the year ended December 31, 2016.
As discussed above, during the year ended December 31, 2017, one derivative previously designated as a cash flow hedge with a notional value of $27.8 million was de-designated as it was not probable the forecasted hedged transaction would occur. As of December 31, 2017 and December 31, 2016, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Swap	December 31, 2017	December 31, 2016
Number of Instruments	2	1
Notional Amount	$78,949	$51,400
The table below presents the fair value of the Company’s derivative financial instruments not designated as a hedge as well as their classification in the consolidated balance sheets as of December 31, 2017 and December 31, 2016 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2017	December 31, 2016
Interest rate swaps	Rent and tenant receivables and other assets, net	$627	$196

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2017 and December 31, 2016 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017	$627	$—	$—	$627	$—	$—	$—	$627
December 31, 2016	$199	$(3,547)	$—	$199	$(3,547)	$—	$—	$(3,348)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of December 31, 2017, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $0.6 million at December 31, 2017.
Note 12 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures:
Cash paid for interest	$260,951	$317,170	$343,854
Cash paid for income taxes	$11,280	$20,279	$14,179
Cash received from federal income tax refund	$16,686	$—	$—
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$6,578	$7,701	$1,499
Accrued deferred financing costs	$—	$3	$—
Distributions declared and unpaid	$149,768	$149,281	$133,817
Accrued equity issuance costs	$—	$9	$—
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$100,388	$38,050	$53,798
Mortgage notes payable assumed in real estate disposition	$66,000	$55,000	$425,021
Real estate investments received from a ground lease expiration	$259	$—	$—
Real estate investments received from a property-related legal settlement	$775	$—	$—
Nonmonetary Exchanges:
Real estate investments received	$50,204	$—	$—
Real estate investments relinquished and gain on disposition	$(47,474)	$—	$—
Rent and tenant receivables, intangible lease liability and other assets, net	$(2,511)	$—	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Note 13 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Accrued interest	$47,116	$43,188
Accrued real estate taxes	26,131	38,433
Accrued legal fees	30,854	17,827
Accounts payable	2,570	4,524
Accrued other	29,803	30,889
Total	$136,474	$134,861
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
In connection with these investigations, on September 8, 2016, the United States Attorney’s Office for the Southern District of New York announced the filing of criminal charges against the Company’s former Chief Financial Officer and former Chief Accounting Officer (the “Criminal Action”), as well as the fact that the former Chief Accounting Officer pleaded guilty to the charges filed. Also on September 8, 2016, the SEC announced the filing of a civil complaint against the same two individuals in the United States District Court for the Southern District of New York (the “SEC Civil Action”). On June 30, 2017, following a jury trial, the former Chief Financial Officer was convicted of the charges filed. Both the former Chief Accounting Officer and the former Chief Financial Officer have entered into settlement agreements with the SEC resolving the charges brought against them.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court. The Company and the OP answered the second amended class action complaint on July 29, 2016. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. Discovery is ongoing. Plaintiffs in the SDNY Consolidated Securities Class Action filed a motion for class certification and a hearing on the motion was held on August 24, 2017. On August 31, 2017, the court issued orders granting plaintiffs’ motion for class certification and granting summary judgment to defendants with respect to one of plaintiffs’ claims under Section 11 of the Securities Act of 1933. The defendants filed petitions seeking leave to appeal the court’s order granting class certification, which were denied on January 24, 2018. A status conference with the court is scheduled for June 11, 2018.
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
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserts claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. On September 29, 2016, the court entered an order denying the Company’s motion to transfer and granting in part and denying in part the Company’s motion to dismiss. The Company filed an answer to the complaint on November 4, 2016. Discovery is ongoing and in large part is being coordinated with discovery in the SDNY Consolidated Securities Action.
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
December 31, 2017 – (Continued)

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
The Company has not reserved amounts for any of the litigation or investigation matters discussed above either because it has not concluded that a loss is probable in the particular matter or because for some matters, it believes that a loss is probable but that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The Company is currently unable to reasonably estimate a range of reasonably possible loss because these matters involve significant uncertainties, including the complexity of the facts, the legal theories and the nature of the claims, as well as the methodology for determining damages. The ultimate resolution of these matters, the timing and substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
December 31, 2017 – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
2018	$14,523	$4,394
2019	14,467	4,359
2020	14,350	4,389
2021	13,721	4,368
2022	13,935	4,419
Thereafter	211,514	3,995
Total	$282,510	$25,924
Purchase Commitments
Cole Capital enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, most of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of December 31, 2017, Cole Capital was a party to 13 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 13 properties, subject to meeting certain criteria, for an aggregate purchase price of $209.0 million, exclusive of closing costs. As of December 31, 2017, Cole Capital had $4.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. Cole Capital will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 15 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of December 31, 2017, the General Partner had approximately 974.2 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 974.2 million General Partner OP Units issued and outstanding as of December 31, 2017, corresponding to the General Partner’s outstanding shares of Common Stock.
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
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of December 31, 2017, no shares of Common Stock have been issued pursuant to the Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of December 31, 2017, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
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
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Series F Preferred Stock distributions paid on a percentage basis for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Ordinary dividends	95.0%	95.0%	75.9%
Nondividend distributions	—%	—%	—%
Capital gain distributions	5.0%	5.0%	24.1%
Total	100%	100%	100%
Limited Partner OP Units
As of each December 31, 2017 and December 31, 2016, the Operating Partnership had approximately 23.75 million Limited Partner OP Units outstanding.
As of December 31, 2017, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
The Company declared quarterly dividends to stockholders of record each quarter from the third quarter of the year ended December 31, 2015 through the third quarter of the year ended December 31, 2017 of $0.1375 per share of common stock (representing an annualized dividend rate of $0.55 per share). The Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2017 on November 7, 2017 to stockholders of record as of December 31, 2017, which was paid on January 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the common stock distributions paid on a percentage basis for the years ended December 31, 2017, 2016 and 2015:

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

	Year Ended December 31,
	2017	2016	2015
Ordinary dividends	60.0%	95.0%	75.9%
Nondividend distributions	37.0%	—%	—%
Capital gain distributions	3.0%	5.0%	24.1%
Total	100%	100%	100%
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. During the year ended December 31, 2017, the Company repurchased 68,759 shares of Common Stock in multiple open market transactions for $0.5 million as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. Additional shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan (defined below), individuals have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the year ended December 31, 2017, the General Partner repurchased 268,550 shares to satisfy the federal and state tax withholding obligations on behalf of employees.
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
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of December 31, 2017, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million Restricted Shares, net of the forfeiture of 3.7 million Restricted Shares through that date, 4.2 million Restricted Stock Units, net of the forfeiture/cancellation of 1.2 million Restricted Stock Units through that date, and 0.3 million Deferred Stock Units, collectively representing approximately 8.5 million shares of Common Stock. Accordingly, as of such date, approximately 91.3 million additional shares were available for future issuance.
During the year ended December 31, 2015, the General Partner awarded 5,634 shares of Common Stock. The fair value of the awards was determined using the closing stock price on the grant date and expensed in full on the grant date. The Company recorded $0.1 million of compensation expense related to the awards for the year ended December 31, 2015. No such shares of Common Stock were awarded during the years ended December 31, 2017 and 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

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
During the years ended December 31, 2017, 2016 and 2015, the Company recorded $2.0 million, $2.7 million and $3.9 million, respectively, of compensation expense related to the Restricted Shares. As of December 31, 2017, there was $0.7 million of unrecognized compensation expense related to the Restricted Shares with a weighted-average remaining term of 1.2 years.
The following table details the activity of the Restricted Shares during the year ended December 31, 2017:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2015	1,239,662	$13.86
Granted	—	—
Vested	(586,863)	13.91
Forfeited	(90,393)	14.08
Unvested shares, December 31, 2016	562,406	$13.78
Granted	—	—
Vested	(266,378)	13.55
Forfeited	(61,600)	13.98
Unvested shares, December 31, 2017	234,428	$13.98
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains his/her employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $6.3 million, $3.4 million and $1.8 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units. As of December 31, 2017, there was $5.8 million of unrecognized compensation expense related to the Time-Based Restricted Stock Units with a weighted-average remaining term of 1.7 years.
Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan (the “Deferred Stock Units”). Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company, dies or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company (or upon a change of control or death). The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During the year ended December 31, 2017, the Company recorded approximately $1.0 million of expense related to Deferred Stock Units. During each of the years ended December 31, 2016 or 2015, the Company recorded approximately $0.8 million of expense related to Deferred Stock Units. As of December 31, 2017, there is no unrecognized compensation expense related to the Deferred Stock Units.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the year ended December 31, 2017.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	589,138	$9.61	—	$—
Granted	736,427	7.82	87,513	9.18
Vested	(199,556)	9.52	(87,513)	9.18
Forfeited	(40,095)	8.68	—	—
Unvested units, December 31, 2016	1,085,914	$8.43	—	$—
Granted	673,381	8.90	127,588	8.22
Vested	(425,967)	8.61	(127,588)	8.22
Forfeited	(20,463)	8.54	—	—
Unvested units, December 31, 2017	1,312,865	$8.61	—	$—
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
The fair value and derived service period of the Market-Based Restricted Stock Units as of their grant date was determined using a Monte Carlo simulation, which took into account multiple input variables that determine the probability of satisfying the Market Condition. The method required the input of assumptions, including the future dividend yield and expected volatility of the Common Stock. Compensation expense was recognized on a straight-line basis over the derived service period regardless of whether the Market Condition was satisfied, provided that the requisite service condition had been achieved. The Market-Based Restricted Stock Units were fully expensed during the year ended December 31, 2015; however, the Company recorded contra-expense due to the forfeiture of such awards. During the years ended December 31, 2016 and 2015, the Company recorded contra-expense of $0.8 million related to forfeitures and expense of $6.0 million, respectively. There were no such expenses related to the Market-Based Restricted Stock Units for the year ended December 31, 2017. As of December 31, 2017, there was no unrecognized compensation expense related to the Market-Based Restricted Stock Units.
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the derived service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the years ended December 31, 2017, 2016 and 2015, the Company recorded $7.4 million, $4.6 million and $1.9 million respectively, of expense related to the LTI Target Awards. As of December 31, 2017, there was $6.1 million of unrecognized compensation expense related to the LTI Target Awards with a weighted-average remaining term of 1.7 years. During the year ended December 31, 2017, 671,712 LTI Target Awards were canceled as a result of the awards not meeting the vesting criteria as of the measurement date.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following table details the activity of the LTI Target Awards during the year ended December 31, 2017.

	Market-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2015	704,804	$8.58	731,448	$11.38
Granted	—	—	855,471	7.14
Vested	(610,839)	8.58	(8,065)	11.44
Forfeited	(93,965)	8.58	(56,367)	11.15
Unvested units, December 31, 2016	—	$—	1,522,487	$9.00
Granted	—	—	726,867	8.96
Forfeited or canceled	—	—	(675,125)	11.34
Unvested units, December 31, 2017	$—	$—	1,574,229	$7.98
Note 17 – Related Party Transactions and Arrangements
Cole Capital
The Company was contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company was responsible for raising capital for certain Cole REITs, advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. The Company received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
As discussed in Note 5 —Discontinued Operations, the Company entered into the Cole Capital Purchase and Sale Agreement to sell substantially all of Cole Capital. The sale closed on February 1, 2018. The assets and liabilities transferred pursuant to the Cole Capital Purchase and Sale Agreement and related financial results are reflected in the consolidated balance sheets and consolidated statements of operations as discontinued operations for all periods presented. At closing, the Company entered into the Services Agreement with the Cole Purchaser pursuant to which the Company will continue to provide certain services to the Cole Purchaser and the Cole REITs, including operational real estate support, over the next year. Under the terms of the Services Agreement, the Company will be entitled to receive reimbursement for certain of the services provided. The Company could also receive Net Revenue Payments over the next six years if future revenues of Cole Capital exceed a specified dollar threshold, up to an aggregate of $80.0 million in Net Revenue Payments.
Offering-Related Revenue
The Company generally received a selling commission, dealer manager fee and/or a distribution and stockholder servicing fee based on the gross offering proceeds related to the sale of shares of the Cole REITs’ common stock in their primary offerings. The Company reallowed 100% of selling commissions earned to participating broker-dealers. The Company, in its sole discretion, could reallow all or a portion of its dealer manager and distribution and stockholder servicing fee to such participating broker-dealers as a marketing and due diligence expense reimbursement, based on factors such as the volume of shares issued by such participating broker-dealers and the amount of marketing support provided. No selling commissions or dealer manager fees were paid to the Company or other broker-dealers with respect to shares issued under the respective Cole REIT’s distribution reinvestment plan, under which the stockholders may elect to have distributions reinvested in additional shares.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following table shows the offering fee summary information for the Cole REITs conducting offerings as of December 31, 2017:

	Selling Commissions (1)	Dealer Manager Fees (2)		Annual Distribution and Stockholder Servicing Fee (2)
Open Programs (3)(4)

CCPT V (5)
Class A Shares	7%	2%		—%
Class T Shares (6)	3%	2%		1%	(7)(8)

INAV
Wrap Class Shares	—%	0.55%	(8)	—%
Advisor Class Shares	up to 3.75%	0.55%	(8)	0.5%	(8)
Institutional Class Shares	—%	0.25%	(8)	—%

CCIT III (5)
Class A Shares	7%	2%		—%
Class T Shares	3%	2%		1%	(8)
_______________________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the years ended December 31, 2017, 2016 and 2015.

(2)
The Company could reallow all or a portion of its dealer manager fee and/or distribution and stockholder servicing fee to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)
The Company received selling commissions, an asset-based dealer manager fee and/or an asset-based distribution and stockholder servicing fee, all based on the net asset value for each class of common stock.

(4)	CCIT II closed its offering during the three months ended September 30, 2016. The program’s fee structure was similar to that of CCPT V.

(5)
The maximum amount of the distribution and stockholder servicing fees with respect to sales of Class T shares was 4.0% of the gross offering proceeds for CCPT V and CCIT III. Distribution and stockholder servicing fees continue to be paid after the offering closes if the 4.0% maximum has not been met.

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

(8)
Fees were accrued daily in the amount of 1/365th of a percentage of the estimated per share NAV and payable monthly in arrears. Distribution and stockholder servicing fees continue to be paid after the offering closes.

Transaction Service Revenue
The Company earned acquisition fees related to the acquisition, development or construction of properties on behalf of certain of the Cole REITs. In addition, the Company was reimbursed for acquisition expenses incurred in the process of acquiring properties up to certain limits per the respective advisory agreement. The Company was not reimbursed for personnel costs in connection with services for which it receives acquisition fees or real estate commissions. In addition, the Company could earn disposition fees related to the sale of one or more properties, including those held indirectly through joint ventures, on behalf of a Cole REIT and other affiliates.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The following table shows the transaction-related fees for the Cole REITs as of December 31, 2017:

Program	Acquisition Fees (1)	Disposition Fees	Performance Fees (2)	Financing Coordination Fee (3)
Open Programs
CCPT V	2%	1%	15%	—
INAV	—	—	—	—
CCIT III	2%	1%	15%	1%

Closed Programs
CCIT II	2%	1%	15%	—
CCPT IV	2%	1%	15%	—
_______________________________________________

(1)	Percent was taken on gross purchase price.

(2)
Performance fee was paid only under the following circumstances: (i) if shares are listed on a national securities exchange; (ii) if the respective Cole REIT is sold or the assets are liquidated; or (iii) upon termination of the advisory agreement. In connection with such events, the performance fee will only be earned upon the return to investors of their net capital invested and a 6% annual cumulative, non-compounded return (8% in the case of CCIT II and CCPT IV).

(3)
Financing coordination fee payable for services in connection with the origination, assumption, or refinancing of any debt (other than loans advanced by the Company) to acquire properties or make other permitted investments.

Management Service Revenue
The Company earned advisory and asset and property management fees from certain Cole REITs. The Company was also reimbursed for expenses incurred in providing advisory and asset and property management services, subject to certain limitations. In addition, the Company earned a performance fee relating to INAV for any year in which the total return on stockholders’ capital exceeded 6% per annum on a calendar year basis.
The following table shows the management fees for the Cole REITs as of December 31, 2017:

Program	Asset Management / Advisory Fees (1)	Performance Fees (2)
Open Programs
CCPT V	0.65% - 0.75%	—
INAV	0.90%	25%
CCIT III	0.65% - 0.75%	—

Closed Programs
CCIT II	0.65% - 0.75%	—
CCPT IV	0.65% - 0.75%	—
_______________________________________________
(1)    Annualized fee was based on the average monthly invested assets or average assets, as defined in the respective agreements, or net asset value, if available.
(2)    The performance fee was limited to 10% of the aggregate total return, for each class, for any individual year.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Offering-related fees and reimbursements
Selling commissions (1)	$7,746	$19,943	$14,101
Dealer manager and distribution fees (2)	5,021	8,300	5,133
Reimbursement revenue	3,329	8,283	5,178
Offering-related fees and reimbursements	16,096	36,526	24,412

Transaction service fees and reimbursements
Acquisition fees	11,049	9,513	18,742
Financing coordination fee	100	220	—
Disposition fees (3)	—	—	4,974
Reimbursement revenues	2,780	2,800	2,164
Transaction service fees and reimbursements	13,929	12,533	25,880

Management fees and reimbursements
Asset and property management fees and leasing fees	220	220	452
Advisory and performance fee revenue	57,765	51,099	44,948
Reimbursement revenues	18,449	17,587	13,845
Management fees and reimbursements	76,434	68,906	59,245

Interest income on Affiliate Lines of Credit	262	453	1,275

Total related party revenues (4)	$106,721	$118,418	$110,812
___________________________________

(1)	The Company reallowed 100% of selling commissions to participating broker-dealers during the years ended December 31, 2017, 2016 and 2015.

(2)
During the years ended December 31, 2017, 2016 and 2015, the Company reallowed $2.1 million, $3.2 million and $2.1 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement.

(3)	The Company earned a disposition fee of $4.4 million on behalf of CCIT when CCIT merged with Select Income REIT on January 29, 2015.

(4)	Total related party revenues excludes fees earned from 1031 real estate programs of $1.8 million, $1.4 million and $5.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Investment in the Cole REITs
As of December 31, 2017 and December 31, 2016, the Company owned aggregate equity investments of $3.3 million and $4.7 million, respectively, in the Cole REITs and other affiliated offerings, which are presented in investment in unconsolidated entities in the consolidated balance sheets, as the Company retained certain interests subsequent to the sale of Cole Capital. The Company accounts for these investments using the equity method of accounting which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company records its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. During the years ended December 31, 2017 and 2016, the Company recognized a net loss of $0.5 million and $1.3 million, respectively, from the Cole REITs. During the year ended December 31, 2015, the Company recorded net income of $0.1 million from the Cole REITs.
The table below presents certain information related to the Company’s investments in the Cole REITs as of December 31, 2017 (carrying amount in thousands):

	December 31, 2017
Cole REIT	% of Outstanding Shares Owned	Carrying Amount of Investment
CCPT V	0.76%	$1,231
INAV	0.05%	125
CCIT II	0.44%	1,126
CCIT III	14.25%	675
CCPT IV	0.01%	107
Total		$3,264

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Due to Affiliates
Due to affiliates was $66,000 and $16,000 as of December 31, 2017 and December 31, 2016, respectively, related to amounts due to the Cole REITs.
Due from Affiliates, Net
As of December 31, 2017 and December 31, 2016, $4.4 million and $5.2 million, respectively, was expected to be collected from affiliates, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements. These amounts will be settled with the respective Cole REIT and were not transferred pursuant to the Cole Capital Purchase and Sale Agreement.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”). The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and matured on September 22, 2017. On March 28, 2017, CCI III OP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. As of December 31, 2017, the Subordinate Promissory Note had an interest rate of 5.6% and $1.6 million and $10.3 million were outstanding as of December 31, 2017 and 2016, respectively. The Subordinate Promissory Note was not transferred pursuant to the Cole Capital Purchase and Sale Agreement.
As of December 31, 2015, the Company had revolving line of credit agreements in place with CCIT II and CCPT V (the “Affiliate Lines of Credit”) that provided for maximum borrowings of $60.0 million to each of CCIT II and CCPT V and bore variable interest rates of one month LIBOR plus 2.20%. As of December 31, 2015, there was $50.0 million outstanding on the Affiliate Lines of Credit. During the year ended December 31, 2016, the Affiliate Lines of Credit matured and no amounts were outstanding as of December 31, 2017 or 2016.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations	$51,495	$(76,887)	$(138,992)
Noncontrolling interests’ share in continuing operations	(1,005)	1,908	2,341
Net income (loss) from continuing operations attributable to the General Partner	50,490	(74,979)	(136,651)
Dividends to preferred shares and units	(71,892)	(71,892)	(71,892)
Net loss from continuing operations available to the General Partner	(21,402)	(146,871)	(208,543)
Earnings allocated to participating securities	(491)	(492)	(410)
Loss from discontinued operations, net of income taxes	(19,117)	(123,937)	(184,500)
Loss from discontinued operations attributable to limited partners	445	3,053	4,798
Net loss available to common stockholders used in basic and diluted net loss per share	$(40,565)	$(268,247)	$(388,655)

Weighted average number of common stock outstanding - basic and diluted	974,098,652	931,422,844	903,360,763

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.02)	$(0.16)	$(0.23)
Basic and diluted loss per share from discontinued operations attributable to common stockholders	$(0.02)	$(0.13)	$(0.20)
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.29)	$(0.43)
For the year ended December 31, 2017, diluted net loss per share attributable to common stockholders excludes approximately 0.3 million unvested Restricted Shares and Restricted Stock Units and approximately 23.7 million OP Units as the effect would have been antidilutive.
For the year ended December 31, 2016, diluted net loss per share attributable to common stockholders excludes approximately 0.9 million unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.
For the year ended December 31, 2015, diluted net loss per share attributable to common stockholders excludes approximately 3.3 million of unvested Restricted Shares and Restricted Stock Units and approximately 23.8 million OP Units as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the years ended December 31, 2017, 2016 and 2015 (dollar amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) from continuing operations	$51,495	$(76,887)	$(138,992)
Noncontrolling interests’ share in continuing operations	194	14	(1,274)
Net income (loss) from continuing operations attributable to the Operating Partnership	51,689	(76,873)	(140,266)
Dividends to preferred units	(71,892)	(71,892)	(71,892)
Net loss from continuing operations available to the Operating Partnership	(20,203)	(148,765)	(212,158)
Earnings allocated to participating units	(491)	(492)	(410)
Loss from discontinued operations, net of income taxes	(19,117)	(123,937)	(184,500)
Net loss available to common unitholders used in basic and diluted net loss per unit	$(39,811)	$(273,194)	$(397,068)

Weighted average number of common units outstanding - basic and diluted	997,846,999	955,181,238	927,124,560

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.02)	$(0.16)	$(0.23)
Basic and diluted net loss per unit from discontinued operations attributable to common unitholders	$(0.02)	$(0.13)	$(0.20)
Basic and diluted net loss per unit attributable to common unitholders	$(0.04)	$(0.29)	$(0.43)
For the year ended December 31, 2017, diluted net loss per unit attributable to common unitholders excludes approximately 0.3 million unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
For the year ended December 31, 2016, diluted net loss per unit attributable to common unitholders excludes approximately 0.9 million unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
For the year ended December 31, 2015, diluted net loss per unit attributable to common unitholders excludes approximately 3.3 million of unvested Restricted Shares and Restricted Stock Units as the effect would have been antidilutive.
Note 19 – Income Taxes
The General Partner currently qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate. The Company recognized state and local income and franchise tax expense of $6.9 million, $6.0 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations. In addition, the Company recorded a provision for income taxes of $1.1 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively, related to a TRS entity, which are also included in provision for income taxes in the accompanying consolidated statements of operations. No provision for income taxes related to a TRS entity was recorded for year ended December 31, 2017.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2017, 2016 or 2015. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, Canadian federal jurisdiction and various state and local jurisdictions, and is subject to routine examinations by the respective tax authorities. With few exceptions, the Company is no longer subject to federal or state examinations by tax authorities for years before 2013.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

As of December 31, 2017, the OP and the General Partner had no material uncertain income tax positions. The tax years subsequent to and including the fiscal year ended December 31, 2013 remain open to examination by the major taxing jurisdictions to which the OP, the General Partner, American Realty Capital Trust III, Inc., CapLease, Inc., American Realty Capital Trust IV, Inc., Cole Real Estate Investments, Inc., and Cole Credit Property Trust, Inc. are subject.
Note 20 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2017 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2017	June 30, 2017		September 30, 2017	December 31, 2017
Total revenues (1)	$320,898	$308,245		$306,543	$316,599
Income (loss) from continuing operations	11,935	29,550		12,489	(2,479)
Income (loss) from discontinued operations	2,855	4,636		4,005	(30,613)
Net income (loss)	14,790	34,186		16,494	(33,092)
Net income (loss) attributable to the General Partner	14,438	33,408		16,094	(32,122)
Basic and diluted net loss (income) per share from continuing operations attributable to common stockholders (2)	$(0.01)	$0.01	(3)	$(0.01)	$(0.02)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders (2)	$0.00	$0.01	(3)	$0.00	$(0.03)
Basic and dilutive net (loss) income per share attributable to common stockholders (2)	$(0.00)	$0.02	(3)	$(0.00)	$(0.05)
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with GAAP. Substantially all of Cole Capital is presented as a discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

(2)
The sum of the quarterly net income (loss) per share amounts may not agree to the full year net loss per share amounts. The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

(3)	Represents dilutive net income per share attributable to common stockholders and limited partners.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2017 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues (1)	$320,898	$308,245	$306,543	$316,599
Income (loss) from continuing operations	11,935	29,550	12,489	(2,479)
Income (loss) from discontinued operations	2,855	4,636	4,005	(30,613)
Net income (loss)	14,790	34,186	16,494	(33,092)
Net income (loss) attributable to the OP	14,797	34,200	16,485	(32,910)
Basic and diluted net (loss) income per unit from continuing operations attributable to common unitholders (2)	$(0.01)	$0.01	$(0.01)	$(0.02)
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders (2)	$0.00	$0.01	$0.00	$(0.03)
Basic and diluted net (loss) income per unit attributable to common unitholders (2)	$(0.00)	$0.02	$(0.00)	$(0.05)
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with GAAP. Substantially all of Cole Capital is presented as a discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

(2)
The sum of the quarterly net income (loss) per unit amounts may not agree to the full year net loss per unit amounts. The Company calculates net loss per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016		December 31, 2016
Total revenues (1)	$337,787	$338,533	$331,846		$327,281
(Loss) income from continuing operations	(116,701)	246	28,865		10,703
Income (loss) from discontinued operations	621	2,987	1,381		(128,926)
Net (loss) income	(116,080)	3,233	30,246		(118,223)
Net (loss) income attributable to the General Partner	(113,086)	3,146	29,495		(115,418)
Basic and diluted net (loss) income per share from continuing operations attributable to common stockholders (2)	$(0.15)	$(0.02)	$0.01	(3)	$(0.01)
Basic and diluted income (loss) per share from discontinued operations attributable to common stockholders (2)	$0.00	$0.00	$0.00	(3)	$(0.13)
Basic and diluted net (loss) income per share attributable to common stockholders (2)	$(0.15)	$(0.02)	$0.01	(3)	$(0.14)
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with GAAP. Substantially all of Cole Capital is presented as a discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

(2)
The sum of the quarterly net income (loss) per share amounts may not agree to the full year net loss per share amounts. The Company calculates net loss per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

(3)	Represents dilutive net income per share attributable to common stockholders and limited partners.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues (1)	$337,787	$338,533	$331,846	$327,281
(Loss) income from continuing operations	(116,701)	246	28,865	10,703
Income (loss) from discontinued operations	621	2,987	1,381	(128,926)
Net (loss) income	(116,080)	3,233	30,246	(118,223)
Net (loss) income attributable to the OP	(116,041)	3,229	30,234	(118,232)
Basic and diluted net (loss) income per unit from continuing operations attributable to common unitholders (2)	$(0.15)	$(0.02)	$0.01	$(0.01)
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders (2)	$0.00	$0.00	$0.00	$(0.13)
Basic and diluted net (loss) income per unit attributable to common unitholders (2)	$(0.15)	$(0.02)	$0.01	$(0.14)
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with GAAP. Substantially all of Cole Capital is presented as a discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

(2)
The sum of the quarterly net loss per unit amounts may not agree to the full year net loss per unit amounts. The Company calculates net loss per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017 – (Continued)

Note 21 – Subsequent Events
The following events occurred subsequent to December 31, 2017:
Cole Sale
The Company closed on the Cole Capital Purchase and Sale Agreement on February 1, 2018. At closing, the Operating Partnership and Cole Capital entered into the Services Agreement, pursuant to which the Company will continue to provide certain services to Cole Capital and its subsidiaries and to the Cole REITs, including operational real estate support. The Company will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by Cole Capital.
Real Estate Investment Activity
From January 1, 2018 through February 20, 2018, the Company disposed of seven properties for an aggregate gross sales price of $57.8 million, of which the Company’s share was $57.4 million and an estimated gain of $8.5 million. In addition, the Company acquired six properties for an aggregate purchase price of $66.3 million, excluding capitalized external acquisition-related expenses.
Common Stock Dividend
On February 21, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2018 to stockholders of record as of March 30, 2018, which will be paid on April 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On February 21, 2018, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for April 2018 through June 2018 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
March 15, 2018 - April 14, 2018	April 1, 2018	April 16, 2018
April 15, 2018 - May 14, 2018	May 1, 2018	May 15, 2018
May 15, 2018 - June 14, 2018	June 1, 2018	June 15, 2018

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
December 31, 2017 (in thousands)

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions	Deductions		Balance at End of Year
Year Ended December 31, 2017
Reserve for program development costs (1)	$31,652	$9,328	$(33,348)	(2)	$7,632
Allowance for doubtful accounts and other reserves	7,576	6,956	(1,849)		12,683	(4)
Unsecured note reserve	15,300	—	—		15,300
Total	$54,528	$16,284	$(35,197)		$35,615

Year Ended December 31, 2016
Reserve for program development costs (1)	$34,798	$26,191	$(29,337)	(3)	$31,652
Allowance for doubtful accounts and other reserves	6,595	2,318	(1,337)		7,576
Unsecured note reserve	15,300	—	—		15,300
Total	$56,693	$28,509	$(30,674)		$54,528

Year Ended December 31, 2015
Reserve for program development costs (1)	$13,109	$21,689	$—		$34,798
Allowance for doubtful accounts and other reserves	2,475	4,564	(444)		6,595
Unsecured note reserve	—	15,300	—		15,300
Total	$15,584	$41,553	$(444)		$56,693
_______________________________________________

(1)	Classified as discontinued operations.

(2)	Deductions related to the return of the Company's interest in two funds not yet in offering ($1.3 million) and the closing of CCPT V's primary offering ($32.0 million).

(3)	Deductions related to the closing of CCIT II’s primary offering.

(4)	Includes $1.0 million classified as discontinued operations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017 (in thousands)

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
24 Hour Fitness	Woodlands	TX	$—	$2,690	$7,463	$194	$10,347	$(2,251)	9/24/2013	2002
7-Eleven	Sarasota	FL	—	1,312	1,312	—	2,624	(373)	11/19/2012	2000
7-Eleven	Gloucester	VA	—	144	578	—	722	(163)	12/24/2012	1985
7-Eleven	Hampton	VA	—	69	624	—	693	(176)	12/24/2012	1986
7-Eleven	Hampton	VA	—	161	644	—	805	(182)	12/24/2012	1959
AAA	Oklahoma City	OK	—	3,639	32,567	—	36,206	(6,388)	2/7/2014	2009
Aaron Rents	Oneonta	AL	614	205	1,080	—	1,285	(234)	2/7/2014	2008
Aaron Rents	Oxford	AL	—	278	748	—	1,026	(150)	2/7/2014	1989
Aaron Rents	Valley	AL	409	141	827	—	968	(169)	2/7/2014	2009
Aaron Rents	El Dorado	AR	—	238	743	—	981	(168)	2/7/2014	2000
Aaron Rents	Springdale	AR	624	513	916	—	1,429	(205)	2/7/2014	2009
Aaron Rents	Auburndale	FL	2,647	1,351	5,127	—	6,478	(1,091)	2/7/2014	2009
Aaron Rents	Pensacola	FL	—	159	924	—	1,083	(189)	2/7/2014	1979
Aaron Rents	Statesboro	GA	—	351	1,163	—	1,514	(244)	2/7/2014	2008
Aaron Rents	Indianapolis	IN	—	235	1,071	—	1,306	(215)	2/7/2014	1998
Aaron Rents	Lafayette	IN	550	404	652	—	1,056	(161)	2/7/2014	1989
Aaron Rents	Mansura	LA	—	81	497	—	578	(116)	2/7/2014	2000
Aaron Rents	Minden	LA	—	323	1,043	—	1,366	(255)	2/7/2014	2008
Aaron Rents	Battle Creek	MI	—	286	843	—	1,129	(176)	2/7/2014	1995
Aaron Rents	Benton Harbor	MI	—	217	924	—	1,141	(195)	2/7/2014	1997
Aaron Rents	Redford	MI	434	125	698	—	823	(166)	2/7/2014	1972
Aaron Rents	Kennett	MO	319	203	473	—	676	(108)	2/7/2014	1999
Aaron Rents	Greenwood	MS	—	156	967	—	1,123	(212)	2/19/2014	2006
Aaron Rents	Magnolia	MS	1,473	287	2,791	—	3,078	(546)	2/7/2014	2000
Aaron Rents	Charlotte	NC	579	308	1,201	—	1,509	(237)	2/7/2014	1994
Aaron Rents	Bowling Green	OH	564	326	928	—	1,254	(208)	2/7/2014	2009
Aaron Rents	Kent	OH	614	245	1,080	—	1,325	(247)	2/7/2014	1999
Aaron Rents	North Olmsted	OH	449	218	753	—	971	(178)	2/7/2014	1960
Aaron Rents	Shawnee	OK	—	303	1,135	—	1,438	(247)	2/7/2014	2008
Aaron Rents	Bloomsburg	PA	400	224	856	—	1,080	(174)	2/7/2014	1996
Aaron Rents	Meadville	PA	—	237	1,224	—	1,461	(259)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Aaron Rents	Columbia	SC	—	576	1,010	—	1,586	(206)	2/7/2014	1977
Aaron Rents	Marion	SC	319	100	685	—	785	(141)	2/7/2014	2008
Aaron Rents	Chattanooga	TN	—	480	1,075	—	1,555	(201)	2/7/2014	1989
Aaron Rents	Copperas Cove	TX	—	423	1,341	—	1,764	(276)	2/7/2014	2007
Aaron Rents	Haltom City	TX	—	858	1,024	—	1,882	(232)	2/7/2014	2008
Aaron Rents	Humble	TX	—	548	1,146	—	1,694	(241)	2/7/2014	2008
Aaron Rents	Killeen	TX	—	815	3,244	—	4,059	(667)	2/7/2014	1981
Aaron Rents	Kingsville	TX	599	345	1,040	—	1,385	(215)	2/7/2014	2009
Aaron Rents	Livingston	TX	—	173	1,498	—	1,671	(308)	2/7/2014	2008
Aaron Rents	Mexia	TX	—	126	1,186	—	1,312	(246)	2/7/2014	2007
Aaron Rents	Mission	TX	549	324	954	—	1,278	(196)	2/7/2014	2009
Aaron Rents	Odessa	TX	—	99	768	—	867	(163)	2/7/2014	2006
Aaron Rents	Pasadena	TX	—	444	1,231	—	1,675	(258)	2/7/2014	2009
Aaron Rents	Port Lavaca	TX	—	160	1,274	—	1,434	(265)	2/7/2014	2007
Aaron Rents	Texas City	TX	—	275	2,156	—	2,431	(442)	2/7/2014	2008
Aaron Rents	Richmond	VA	—	508	1,435	—	1,943	(336)	2/7/2014	1988
Abbott Laboratories	Waukegan	IL	—	4,734	21,319	601	26,654	(4,771)	11/5/2013	1980
Abuelo's	Rogers	AR	—	825	2,296	—	3,121	(598)	6/27/2013	2003
Academy Sports	Mobile	AL	—	1,311	7,431	—	8,742	(1,474)	11/1/2013	2012
Academy Sports	Montgomery	AL	—	1,869	6,385	—	8,254	(1,432)	2/7/2014	2009
Academy Sports	Fayetteville	AR	7,290	1,900	7,601	—	9,501	(2,678)	12/28/2012	2012
Academy Sports	Dalton	GA	4,965	998	5,656	—	6,654	(1,937)	2/20/2013	2012
Academy Sports	Bossier City	LA	—	2,906	6,555	—	9,461	(1,353)	2/7/2014	2008
Academy Sports	Johnson City	TN	—	1,902	6,440	—	8,342	(203)	12/19/2016	2015
Academy Sports	Smyrna	TN	—	2,109	8,434	—	10,543	(1,673)	11/1/2013	2012
Academy Sports	Austin	TX	5,044	4,216	8,755	—	12,971	(1,538)	2/7/2014	1988
Academy Sports	Fort Worth	TX	—	2,072	8,329	—	10,401	(1,481)	2/7/2014	2009
Academy Sports	Killeen	TX	3,212	2,779	5,321	—	8,100	(1,007)	2/7/2014	2009
Academy Sports	Laredo	TX	—	2,782	8,111	—	10,893	(1,497)	2/7/2014	2008
Advance Auto Parts	Birmingham	AL	—	455	373	6	834	(102)	2/28/2013	1997
Advance Auto Parts	Birmingham	AL	—	330	494	—	824	(135)	2/28/2013	1999
Advance Auto Parts	Calera	AL	—	723	723	—	1,446	(204)	12/27/2012	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Dothan	AL	—	326	326	(7)	645	(91)	12/31/2012	1997
Advance Auto Parts	Enterprise	AL	—	280	420	(6)	694	(118)	12/31/2012	1995
Advance Auto Parts	Opelika	AL	—	289	1,156	—	1,445	(306)	4/24/2013	2013
Advance Auto Parts	Brooklyn	CT	—	324	1,429	—	1,753	(184)	11/7/2014	2006
Advance Auto Parts	Bonita Springs	FL	1,561	1,219	1,552	—	2,771	(343)	2/7/2014	2007
Advance Auto Parts	Lehigh Acres	FL	1,425	379	2,016	—	2,395	(408)	2/7/2014	2008
Advance Auto Parts	Albany	GA	—	210	629	(1)	838	(177)	12/31/2012	1995
Advance Auto Parts	Cairo	GA	—	140	326	(24)	442	(89)	12/31/2012	1993
Advance Auto Parts	Hazlehurst	GA	—	113	451	—	564	(127)	12/31/2012	1998
Advance Auto Parts	Hinesville	GA	—	352	430	—	782	(121)	12/31/2012	1994
Advance Auto Parts	Perry	GA	—	209	487	(1)	695	(137)	12/31/2012	1994
Advance Auto Parts	Thomasville	GA	—	251	377	(30)	598	(103)	12/31/2012	1997
Advance Auto Parts	Auburn	IN	—	337	1,347	—	1,684	(408)	3/29/2012	2007
Advance Auto Parts	Bedford	IN	760	100	1,386	—	1,486	(275)	2/7/2014	2007
Advance Auto Parts	Clinton	IN	—	182	729	—	911	(186)	6/5/2013	2004
Advance Auto Parts	Fort Wayne	IN	—	193	450	—	643	(123)	2/28/2013	1998
Advance Auto Parts	Fort Wayne	IN	—	200	371	—	571	(102)	2/28/2013	1998
Advance Auto Parts	Franklin	IN	738	511	1,256	—	1,767	(242)	2/7/2014	2010
Advance Auto Parts	Mishawaka	IN	—	429	1,373	—	1,802	(272)	2/7/2014	2007
Advance Auto Parts	Richmond	IN	—	377	1,616	—	1,993	(315)	2/7/2014	2007
Advance Auto Parts	Salina	KS	—	195	782	—	977	(207)	4/30/2013	2006
Advance Auto Parts	Barbourville	KY	—	194	1,098	—	1,292	(290)	4/15/2013	2006
Advance Auto Parts	Bardstown	KY	—	272	1,090	236	1,598	(309)	12/10/2012	2005
Advance Auto Parts	Brandenburg	KY	—	186	742	—	928	(209)	12/10/2012	2005
Advance Auto Parts	Crestwood	KY	1,030	400	1,546	—	1,946	(297)	2/7/2014	2009
Advance Auto Parts	Florence	KY	—	550	1,280	—	1,830	(261)	2/7/2014	2008
Advance Auto Parts	Frankfort	KY	—	833	1,034	—	1,867	(202)	2/7/2014	2007
Advance Auto Parts	Georgetown	KY	—	510	1,323	—	1,833	(250)	2/7/2014	2007
Advance Auto Parts	Hardinsburg	KY	—	94	845	—	939	(238)	12/10/2012	2007
Advance Auto Parts	Inez	KY	—	130	1,174	—	1,304	(342)	8/22/2012	2010
Advance Auto Parts	Leitchfield	KY	—	104	939	(5)	1,038	(263)	12/10/2012	2005
Advance Auto Parts	Louisville	KY	740	336	1,289	—	1,625	(248)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	West Liberty	KY	—	249	996	—	1,245	(263)	4/15/2013	2006
Advance Auto Parts	Rayne	LA	—	122	490	84	696	(129)	5/21/2013	2000
Advance Auto Parts	Brownstown	MI	—	482	1,760	—	2,242	(342)	2/7/2014	2008
Advance Auto Parts	Caro	MI	—	117	665	(9)	773	(206)	11/23/2011	2002
Advance Auto Parts	Charlotte	MI	—	123	697	(6)	814	(217)	11/23/2011	2002
Advance Auto Parts	Flint	MI	—	133	534	(3)	664	(166)	11/23/2011	2002
Advance Auto Parts	Grand Rapids	MI	657	368	1,296	—	1,664	(244)	2/7/2014	2008
Advance Auto Parts	Howell	MI	830	439	1,471	—	1,910	(283)	2/7/2014	2008
Advance Auto Parts	Livonia	MI	—	210	643	—	853	(199)	12/12/2011	2003
Advance Auto Parts	Manistee	MI	—	348	1,043	—	1,391	(276)	4/15/2013	2007
Advance Auto Parts	Monroe	MI	—	549	1,434	—	1,983	(280)	2/7/2014	2007
Advance Auto Parts	Romulus	MI	—	422	1,568	—	1,990	(313)	2/7/2014	2007
Advance Auto Parts	Sault Ste. Marie	MI	—	75	671	80	826	(215)	11/23/2011	2003
Advance Auto Parts	South Lyon	MI	—	402	1,607	—	2,009	(310)	2/7/2014	2008
Advance Auto Parts	Tecumseh	MI	—	281	1,214	—	1,495	(227)	5/27/2014	2009
Advance Auto Parts	Washington Twnshp	MI	—	645	1,711	—	2,356	(335)	2/7/2014	2008
Advance Auto Parts	Tupelo	MS	—	258	427	—	685	(109)	2/20/2014	1998
Advance Auto Parts	Candler	NC	—	399	1,202	—	1,601	(237)	2/7/2014	2012
Advance Auto Parts	Charlotte	NC	—	723	883	—	1,606	(180)	2/7/2014	2001
Advance Auto Parts	Eden	NC	—	320	746	—	1,066	(187)	7/16/2013	2004
Advance Auto Parts	Granite Falls	NC	—	251	1,005	—	1,256	(293)	8/9/2012	2010
Advance Auto Parts	Rocky Mount	NC	—	348	836	—	1,184	(194)	2/21/2014	2005
Advance Auto Parts	Lakewood	NJ	—	750	1,750	—	2,500	(510)	8/22/2012	2010
Advance Auto Parts	Woodbury	NJ	—	446	1,784	—	2,230	(528)	6/20/2012	2007
Advance Auto Parts	Bethel	OH	730	234	1,305	—	1,539	(258)	2/7/2014	2008
Advance Auto Parts	Canton	OH	639	443	1,206	—	1,649	(251)	2/7/2014	2008
Advance Auto Parts	Dayton	OH	—	470	1,349	—	1,819	(273)	2/7/2014	2007
Advance Auto Parts	Delaware	OH	706	502	1,274	—	1,776	(256)	2/7/2014	2008
Advance Auto Parts	Eaton	OH	—	157	471	—	628	(120)	6/13/2013	1987
Advance Auto Parts	Franklin	OH	—	218	873	—	1,091	(254)	8/9/2012	1984
Advance Auto Parts	Holland	OH	647	131	1,453	—	1,584	(282)	2/7/2014	2008
Advance Auto Parts	Massillon	OH	—	218	1,987	—	2,205	(392)	2/7/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Salem	OH	660	267	1,147	—	1,414	(227)	2/7/2014	2009
Advance Auto Parts	Springfield	OH	—	461	1,075	—	1,536	(303)	12/31/2012	2005
Advance Auto Parts	Toledo	OH	619	116	1,375	—	1,491	(267)	2/7/2014	2009
Advance Auto Parts	Twinsburg	OH	619	486	1,004	—	1,490	(205)	2/7/2014	2009
Advance Auto Parts	Van Wert	OH	—	33	630	—	663	(161)	6/13/2013	1995
Advance Auto Parts	Vermilion	OH	—	337	1,079	—	1,416	(228)	2/7/2014	2006
Advance Auto Parts	Warren	OH	—	83	745	(2)	826	(223)	4/12/2012	2003
Advance Auto Parts	Oklahoma City	OK	—	208	1,178	—	1,386	(343)	8/9/2012	2007
Advance Auto Parts	Sapulpa	OK	704	362	1,300	—	1,662	(245)	2/7/2014	2007
Advance Auto Parts	Chambersburg	PA	—	553	830	—	1,383	(227)	2/28/2013	1997
Advance Auto Parts	Selinsgrove	PA	—	99	891	—	990	(227)	6/3/2013	2003
Advance Auto Parts	Titusville	PA	—	207	1,172	—	1,379	(331)	12/12/2012	2010
Advance Auto Parts	Chapin	SC	—	395	922	—	1,317	(273)	6/20/2012	2007
Advance Auto Parts	Chesterfield	SC	—	131	745	—	876	(220)	6/27/2012	2008
Advance Auto Parts	Greenwood	SC	—	210	630	—	840	(191)	3/9/2012	1995
Advance Auto Parts	Rock Hill	SC	—	506	915	44	1,465	(182)	2/7/2014	1995
Advance Auto Parts	Sweetwater	TN	—	360	839	—	1,199	(239)	11/29/2012	2006
Advance Auto Parts	Alton	TX	—	169	958	(3)	1,124	(274)	10/18/2012	2006
Advance Auto Parts	Deer Park	TX	—	295	1,507	—	1,802	(287)	2/7/2014	2008
Advance Auto Parts	Houston	TX	800	343	1,029	—	1,372	(326)	9/30/2011	2006
Advance Auto Parts	Houston	TX	800	248	991	—	1,239	(314)	9/30/2011	2006
Advance Auto Parts	Houston	TX	—	837	685	—	1,522	(199)	8/21/2012	2007
Advance Auto Parts	Houston	TX	—	285	1,405	—	1,690	(269)	2/7/2014	2006
Advance Auto Parts	Houston	TX	—	225	1,293	—	1,518	(246)	2/7/2014	2008
Advance Auto Parts	Houston	TX	—	189	1,666	—	1,855	(316)	2/7/2014	2008
Advance Auto Parts	Humble	TX	—	420	1,404	—	1,824	(269)	2/7/2014	2007
Advance Auto Parts	Huntsville	TX	—	327	1,278	—	1,605	(245)	2/7/2014	2008
Advance Auto Parts	Kingwood	TX	—	419	1,392	—	1,811	(267)	2/7/2014	2009
Advance Auto Parts	Lubbock	TX	—	265	1,259	—	1,524	(243)	2/7/2014	2008
Advance Auto Parts	Pasadena	TX	—	382	1,146	—	1,528	(337)	7/6/2012	2008
Advance Auto Parts	Spring	TX	—	388	1,616	—	2,004	(290)	2/7/2014	2007
Advance Auto Parts	Webster	TX	—	385	1,452	—	1,837	(277)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Appleton	WI	—	498	1,228	—	1,726	(248)	2/7/2014	2007
Advance Auto Parts	Fort Atkinson	WI	—	353	824	—	1,177	(203)	8/26/2013	2004
Advance Auto Parts	Janesville	WI	939	299	1,695	—	1,994	(334)	2/7/2014	2007
Advance Auto Parts	Kenosha	WI	—	569	465	—	1,034	(125)	3/13/2013	2004
Advance Auto Parts	Milwaukee	WI	—	610	1,473	—	2,083	(289)	2/7/2014	2008
Advance Auto Parts	St. Mary's	WV	—	309	928	—	1,237	(262)	12/28/2012	2007
Aetna Life Insurance	Fresno	CA	—	3,405	22,343	(116)	25,632	(1,472)	11/5/2013	1969
AGCO	Duluth	GA	8,600	3,503	14,842	10	18,355	(2,474)	2/7/2014	1999
Albertson's	Lake Havasu City	AZ	—	1,275	5,396	—	6,671	(1,229)	2/7/2014	2003
Albertson's	Mesa	AZ	—	1,944	4,145	—	6,089	(910)	2/7/2014	1997
Albertson's	Phoenix	AZ	—	2,456	4,628	—	7,084	(1,008)	2/7/2014	1998
Albertson's	Scottsdale	AZ	—	2,872	7,943	—	10,815	(1,743)	2/7/2014	1991
Albertson's	Tucson	AZ	—	2,710	7,704	—	10,414	(1,699)	2/7/2014	2000
Albertson's	Tucson	AZ	—	1,642	3,587	—	5,229	(813)	2/7/2014	1994
Albertson's	Yuma	AZ	—	1,574	6,452	—	8,026	(1,432)	2/7/2014	2003
Albertson's	Denver	CO	—	2,058	5,286	—	7,344	(1,136)	2/7/2014	2002
Albertson's	Durango	CO	—	3,520	3,404	—	6,924	(788)	2/7/2014	1993
Albertson's	Fort Collins	CO	—	1,288	6,612	—	7,900	(1,443)	2/7/2014	1996
Albertson's	Alexandria	LA	—	1,423	6,024	—	7,447	(1,374)	2/7/2014	1990
Albertson's	Baton Rouge	LA	—	1,711	7,061	—	8,772	(1,588)	2/7/2014	1991
Albertson's	Baton Rouge	LA	—	1,681	5,673	—	7,354	(1,284)	2/7/2014	1992
Albertson's	Baton Rouge	LA	—	1,932	7,836	—	9,768	(1,791)	2/7/2014	1985
Albertson's	Bossier City	LA	—	1,949	5,125	—	7,074	(1,129)	2/7/2014	1988
Albertson's	Lafayette	LA	—	1,556	7,926	—	9,482	(1,828)	2/7/2014	2000
Albertson's	Albuquerque	NM	—	2,834	3,682	—	6,516	(1,111)	2/7/2014	1997
Albertson's	Albuquerque	NM	—	2,950	3,388	—	6,338	(1,046)	2/7/2014	1978
Albertson's	Clovis	NM	—	769	4,865	—	5,634	(1,253)	2/7/2014	1984
Albertson's	Farmington	NM	—	1,442	2,505	—	3,947	(707)	2/7/2014	2002
Albertson's	Las Cruces	NM	—	1,588	5,719	—	7,307	(1,586)	2/7/2014	1997
Albertson's	Los Lunas	NM	—	1,105	4,770	—	5,875	(1,273)	2/7/2014	1991
Albertson's	Silver City	NM	—	591	3,824	—	4,415	(1,099)	2/7/2014	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Albertson's	Abilene	TX	—	1,187	6,373	—	7,560	(1,389)	2/7/2014	1984
Albertson's	Arlington	TX	—	1,714	6,560	—	8,274	(1,429)	2/7/2014	2002
Albertson's	El Paso	TX	—	1,375	6,447	—	7,822	(1,458)	2/7/2014	1978
Albertson's	Fort Worth	TX	—	2,146	4,678	—	6,824	(1,075)	2/7/2014	2000
Albertson's	Fort Worth	TX	—	1,833	7,311	—	9,144	(1,571)	2/7/2014	2004
Albertson's	Fort Worth	TX	—	1,833	4,528	—	6,361	(1,007)	2/7/2014	2002
Albertson's	Fort Worth	TX	—	1,174	6,255	—	7,429	(1,319)	2/7/2014	1988
Albertson's	Midland	TX	—	1,002	9,885	—	10,887	(2,120)	2/7/2014	1984
Albertson's	Odessa	TX	—	947	8,867	—	9,814	(1,879)	2/7/2014	1985
Albertson's	Weatherford	TX	—	1,820	5,771	—	7,591	(1,280)	2/7/2014	2001
Ale House	Orlando	FL	—	290	3,647	(1,300)	2,637	(244)	6/27/2013	1995
Ale House	St. Petersburg	FL	—	930	3,116	—	4,046	(797)	6/27/2013	1995
Aliberto's Mexican Food	Holbrook	AZ	—	32	96	—	128	(24)	6/27/2013	1981
Allied Power Group	Houston	TX	—	1,659	13,161	(7,475)	7,345	—	6/12/2014	2009
Amazon	West Columbia	SC	—	3,112	53,103	—	56,215	(9,907)	2/7/2014	2012
Amazon	Charleston	TN	38,500	2,678	50,880	—	53,558	(9,387)	2/7/2014	2011
Amazon	Chattanooga	TN	40,800	1,995	54,332	—	56,327	(10,267)	2/7/2014	2011
Amcor Rigid Plastics USA, Inc	Alhambra	CA	—	7,143	8,730	—	15,873	(2,640)	1/24/2013	1966
AMEC Foster Wheeler Oil & Gas	Houston	TX	—	2,524	30,398	—	32,922	(6,309)	11/5/2013	1998
Amega West	West Alexander	PA	—	117	1,787	—	1,904	(299)	6/12/2014	2010
Amega West	Midland	TX	—	591	379	—	970	(67)	6/12/2014	1979
Ameriprise	Ashwaubenon	WI	10,998	751	14,260	—	15,011	(3,412)	1/25/2013	2000
Amesbury Truth	Statesville	NC	—	424	23,261	—	23,685	(130)	10/24/2017	2017
AON	Lincolnshire	IL	92,517	5,336	124,777	—	130,113	(33,917)	11/16/2012	1998
Apple Market	St. Joseph	MO	—	639	1,638	—	2,277	(322)	3/28/2014	1981
Applebee's	Auburn	AL	—	1,155	1,732	—	2,887	(459)	7/31/2013	1993
Applebee's	Oxford	AL	—	1,162	2,157	—	3,319	(541)	8/30/2013	1995
Applebee's	Phenix City	AL	—	1,488	2,232	—	3,720	(592)	7/31/2013	1999
Applebee's	West Memphis	AR	—	388	1,536	—	1,924	(356)	2/7/2014	2006
Applebee's	Arvada	CO	—	754	1,760	—	2,514	(467)	7/31/2013	1996
Applebee's	Brighton	CO	—	657	1,972	—	2,629	(523)	7/31/2013	1998
Applebee's	Colorado Springs	CO	—	499	1,996	—	2,495	(529)	7/31/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Colorado Springs	CO	—	629	1,888	—	2,517	(501)	7/31/2013	1994
Applebee's	Greeley	CO	—	559	2,235	—	2,794	(593)	7/31/2013	1995
Applebee's	Northglenn	CO	—	578	1,734	—	2,312	(460)	7/31/2013	1993
Applebee's	Pueblo	CO	—	752	2,257	—	3,009	(587)	8/30/2013	1998
Applebee's	Pueblo	CO	—	960	2,879	—	3,839	(764)	7/31/2013	1998
Applebee's	Thornton	CO	—	681	2,043	—	2,724	(532)	8/30/2013	1994
Applebee's	Bradenton	FL	—	2,475	3,713	—	6,188	(985)	7/31/2013	1994
Applebee's	Brandon	FL	—	2,453	3,647	—	6,100	(950)	6/27/2013	1997
Applebee's	Crestview	FL	—	943	1,752	—	2,695	(465)	7/31/2013	2000
Applebee's	Crystal River	FL	—	1,328	2,467	—	3,795	(654)	7/31/2013	2001
Applebee's	Davenport	FL	—	1,506	4,517	—	6,023	(1,198)	7/31/2013	2007
Applebee's	Inverness	FL	—	1,977	2,965	—	4,942	(787)	7/31/2013	2000
Applebee's	Lakeland	FL	—	1,283	2,383	—	3,666	(632)	7/31/2013	1997
Applebee's	Lakeland	FL	—	1,959	3,638	—	5,597	(965)	7/31/2013	2000
Applebee's	Largo	FL	—	2,334	3,501	—	5,835	(929)	7/31/2013	1995
Applebee's	New Port Richey	FL	—	1,695	3,147	—	4,842	(835)	7/31/2013	1998
Applebee's	Plant City	FL	—	2,079	2,869	—	4,948	(747)	6/27/2013	2001
Applebee's	Riverview	FL	—	1,849	3,434	—	5,283	(911)	7/31/2013	2006
Applebee's	St. Petersburg	FL	—	2,329	3,493	—	5,822	(927)	7/31/2013	1994
Applebee's	Temple Terrace	FL	—	2,396	3,594	—	5,990	(953)	7/31/2013	1993
Applebee's	Valrico	FL	—	1,202	3,274	—	4,476	(853)	6/27/2013	1998
Applebee's	Wesley Chapel	FL	—	3,272	3,272	—	6,544	(868)	7/31/2013	2000
Applebee's	Winter Haven	FL	—	2,130	2,603	—	4,733	(690)	7/31/2013	1999
Applebee's	Augusta	GA	—	1,254	2,329	—	3,583	(618)	7/31/2013	1987
Applebee's	Dublin	GA	—	1,171	1,431	—	2,602	(380)	7/31/2013	1998
Applebee's	Evans	GA	—	1,426	2,649	—	4,075	(703)	7/31/2013	2004
Applebee's	Milledgeville	GA	—	1,174	1,761	—	2,935	(467)	7/31/2013	1999
Applebee's	Savannah	GA	—	1,329	2,468	—	3,797	(655)	7/31/2013	1994
Applebee's	Clinton	IA	—	490	1,184	—	1,674	(303)	6/27/2013	1995
Applebee's	Fort Dodge	IA	—	—	1,363	—	1,363	(549)	6/27/2013	1995
Applebee's	Marshalltown	IA	—	660	1,175	—	1,835	(300)	6/27/2013	1995
Applebee's	Mason City	IA	—	340	1,495	—	1,835	(382)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Muscatine	IA	—	330	1,266	—	1,596	(324)	6/27/2013	1995
Applebee's	Boise	ID	—	948	1,761	—	2,709	(467)	7/31/2013	1998
Applebee's	Garden City	ID	—	628	2,512	—	3,140	(654)	8/30/2013	2003
Applebee's	Nampa	ID	—	729	2,915	—	3,644	(773)	7/31/2013	2000
Applebee's	Pocatello	ID	—	612	1,837	—	2,449	(487)	7/31/2013	1998
Applebee's	Marion	IL	—	855	1,527	—	2,382	(372)	2/7/2014	1998
Applebee's	Sterling	IL	—	390	1,291	—	1,681	(330)	6/27/2013	1995
Applebee's	Swansea	IL	—	727	1,741	—	2,468	(412)	2/7/2014	1998
Applebee's	Newton	KS	—	504	1,569	—	2,073	(408)	6/27/2013	1998
Applebee's	Fall River	MA	—	275	1,558	—	1,833	(413)	7/31/2013	1994
Applebee's	Adrian	MI	—	407	2,351	—	2,758	(558)	2/7/2014	1995
Applebee's	Kalamazoo	MI	—	575	2,644	—	3,219	(549)	2/7/2014	1994
Applebee's	Farmington	MO	—	574	2,242	—	2,816	(528)	2/7/2014	1999
Applebee's	Joplin	MO	—	754	1,829	—	2,583	(467)	2/7/2014	1994
Applebee's	Rolla	MO	—	671	2,272	—	2,943	(536)	2/7/2014	1997
Applebee's	St. Charles	MO	—	781	1,075	—	1,856	(203)	6/23/2014	1990
Applebee's	Horn Lake	MS	—	584	1,642	—	2,226	(376)	2/7/2014	2005
Applebee's	Ocean Springs	MS	—	673	1,708	—	2,381	(445)	6/27/2013	2000
Applebee's	Alamogordo	NM	—	271	2,438	—	2,709	(635)	8/30/2013	2000
Applebee's	Hobbs	NM	—	600	3,401	—	4,001	(902)	7/31/2013	2002
Applebee's	Rio Rancho	NM	—	645	3,654	—	4,299	(969)	7/31/2013	1995
Applebee's	Roswell	NM	—	405	2,295	—	2,700	(609)	7/31/2013	1998
Applebee's	North Canton	OH	—	152	838	—	990	(218)	6/27/2013	1992
Applebee's	Clackamas	OR	—	901	2,103	—	3,004	(558)	7/31/2013	1997
Applebee's	Gresham	OR	—	853	2,560	—	3,413	(666)	8/30/2013	2004
Applebee's	Lake Oswego	OR	—	1,352	1,652	—	3,004	(438)	7/31/2013	1993
Applebee's	Roseburg	OR	—	717	1,673	—	2,390	(436)	8/30/2013	2000
Applebee's	Tualatin	OR	—	1,116	2,072	—	3,188	(550)	7/31/2013	2002
Applebee's	Chambersburg	PA	—	591	2,416	—	3,007	(499)	2/7/2014	1995
Applebee's	Greenville	SC	—	600	2,166	(1,527)	1,239	(15)	6/27/2013	1995
Applebee's	Bartlett	TN	—	315	2,201	—	2,516	(489)	2/7/2014	2005
Applebee's	Corpus Christi	TX	—	563	2,926	—	3,489	(762)	6/27/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Edinburg	TX	—	898	2,058	—	2,956	(536)	6/27/2013	2006
Applebee's	Mcallen	TX	—	1,114	1,988	—	3,102	(518)	6/27/2013	1993
Applebee's	New Braunfels	TX	—	566	1,486	—	2,052	(387)	6/27/2013	1995
Applebee's	San Antonio	TX	—	732	1,796	—	2,528	(468)	6/27/2013	2003
Applebee's	Tyler	TX	—	696	2,904	—	3,600	(660)	2/7/2014	1990
Applebee's	Norton	VA	—	848	433	—	1,281	(236)	2/7/2014	2006
Applebee's	Wytheville	VA	—	564	923	—	1,487	(307)	2/7/2014	2000
Applebee's	Richland	WA	—	1,112	2,064	—	3,176	(548)	7/31/2013	2003
Applebee's	Vancouver	WA	—	791	1,846	—	2,637	(481)	8/30/2013	2001
Applebee's	Vancouver	WA	—	718	1,675	—	2,393	(444)	7/31/2013	2001
Apria Healthcare	Indianapolis	IN	—	981	3,922	423	5,326	(785)	5/19/2014	1993
Arby's	Alexander City	AL	—	527	401	—	928	(101)	6/27/2013	1999
Arby's	Arab	AL	—	40	887	—	927	(219)	6/27/2013	1995
Arby's	Guntersville	AL	—	142	503	—	645	(127)	6/27/2013	1995
Arby's	Hampton Cove	AL	—	310	986	—	1,296	(244)	6/27/2013	1995
Arby's	Bullhead City	AZ	—	550	—	—	550	—	6/27/2013	1999
Arby's	Phoenix	AZ	—	559	618	—	1,177	(155)	6/27/2013	1995
Arby's	Arvada	CO	—	190	1,465	—	1,655	(362)	6/27/2013	1995
Arby's	Apopka	FL	—	464	697	—	1,161	(164)	7/31/2013	1985
Arby's	Merritt Island	FL	—	297	552	—	849	(130)	7/31/2013	1984
Arby's	Orange Park	FL	—	420	1,256	—	1,676	(310)	6/27/2013	1995
Arby's	Orlando	FL	—	251	585	—	836	(138)	7/31/2013	1985
Arby's	Rockledge	FL	—	381	571	—	952	(134)	7/31/2013	1984
Arby's	Atlanta	GA	—	1,207	987	—	2,194	(232)	7/31/2013	1984
Arby's	Canton	GA	—	370	1,200	—	1,570	(297)	6/27/2013	1995
Arby's	Douglasville	GA	—	370	1,692	—	2,062	(418)	6/27/2013	1995
Arby's	Kennesaw	GA	—	583	840	—	1,423	(211)	6/27/2013	1984
Arby's	Richmond Hill	GA	—	430	755	—	1,185	(190)	6/27/2013	1984
Arby's	Savannah	GA	—	293	293	—	586	(69)	7/31/2013	1985
Arby's	Suwanee	GA	—	370	1,561	—	1,931	(386)	6/27/2013	1995
Arby's	Mount Vernon	IL	—	911	764	—	1,675	(192)	6/27/2013	1999
Arby's	Avon	IN	—	500	812	—	1,312	(201)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Arby's	Fort Wayne	IN	—	529	647	—	1,176	(152)	7/31/2013	1987
Arby's	Indianapolis	IN	—	530	1,236	—	1,766	(305)	6/27/2013	1995
Arby's	Indianapolis	IN	—	370	1,130	—	1,500	(279)	6/27/2013	1995
Arby's	New Albany	IN	—	456	470	—	926	(118)	6/27/2013	2005
Arby's	New Albany	IN	—	325	465	—	790	(117)	6/27/2013	1995
Arby's	Scottsburg	IN	—	526	445	—	971	(112)	6/27/2013	1989
Arby's	Winchester	IN	—	341	511	—	852	(120)	7/31/2013	1988
Arby's	Kansas City	KS	—	280	364	—	644	(90)	6/27/2013	1995
Arby's	Salina	KS	—	540	300	—	840	(74)	6/27/2013	1995
Arby's	Topeka	KS	—	270	433	—	703	(107)	6/27/2013	1995
Arby's	Hopkinsville	KY	—	432	528	—	960	(124)	7/31/2013	1985
Arby's	Louisville	KY	—	336	625	—	961	(204)	5/30/2013	1979
Arby's	Alma	MI	—	380	408	—	788	(101)	6/27/2013	1995
Arby's	Chesterfield	MI	—	210	841	—	1,051	(208)	6/27/2013	1995
Arby's	Davison	MI	—	420	631	—	1,051	(156)	6/27/2013	1995
Arby's	Flint	MI	—	110	1,422	—	1,532	(351)	6/27/2013	1995
Arby's	Flint	MI	—	230	1,428	—	1,658	(353)	6/27/2013	1995
Arby's	Grandville	MI	—	1,133	755	—	1,888	(178)	7/31/2013	1982
Arby's	Midland	MI	—	340	753	—	1,093	(186)	6/27/2013	1995
Arby's	Port Huron	MI	—	210	868	—	1,078	(214)	6/27/2013	1995
Arby's	Saginaw	MI	—	310	1,110	—	1,420	(274)	6/27/2013	1995
Arby's	South Haven	MI	—	260	573	—	833	(142)	6/27/2013	1995
Arby's	Walker	MI	—	360	1,002	—	1,362	(247)	6/27/2013	1995
Arby's	Waterford	MI	—	180	962	—	1,142	(238)	6/27/2013	1995
Arby's	Wyoming	MI	—	1,513	648	—	2,161	(152)	7/31/2013	1970
Arby's	Corinth	MS	—	753	429	—	1,182	(108)	6/27/2013	1984
Arby's	Fayetteville	NC	—	420	2,001	—	2,421	(494)	6/27/2013	1995
Arby's	Jonesville	NC	—	350	908	—	1,258	(224)	6/27/2013	1995
Arby's	Kernersville	NC	—	280	774	—	1,054	(191)	6/27/2013	1995
Arby's	Rochester	NY	—	128	384	(262)	250	—	7/31/2013	1985
Arby's	Columbus	OH	—	400	1,155	—	1,555	(285)	6/27/2013	1995
Arby's	Willard	OH	—	230	599	—	829	(148)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Arby's	Allentown	PA	—	600	1,652	—	2,252	(408)	6/27/2013	1995
Arby's	Carlisle	PA	—	200	472	—	672	(117)	6/27/2013	1995
Arby's	Erie	PA	—	188	552	(470)	270	—	6/27/2013	1966
Arby's	Hanover	PA	—	400	921	—	1,321	(228)	6/27/2013	1995
Arby's	Chattanooga	TN	—	201	469	—	670	(110)	7/31/2013	1998
Arby's	Memphis	TN	—	449	835	—	1,284	(196)	7/31/2013	1998
Arby's	Amarillo	TX	—	260	627	—	887	(155)	6/27/2013	1995
Art Van Furniture	Avon	OH	—	925	10,031	—	10,956	(37)	11/22/2017	2016
Art Van Furniture	Mentor	OH	—	1,090	9,582	—	10,672	(35)	11/22/2017	2009
Art Van Furniture	Middleburg Heights	OH	—	1,440	5,529	—	6,969	(20)	11/22/2017	1973
Art Van Furniture	North Canton	OH	—	545	8,636	—	9,181	(32)	11/22/2017	2007
Art Van Furniture	Hanover	PA	—	703	4,108	—	4,811	(15)	11/22/2017	1996
Art Van Furniture	Johnstown	PA	—	386	2,582	—	2,968	(10)	11/22/2017	1969
Art Van Furniture	Lancaster	PA	—	2,156	6,030	—	8,186	(7)	11/22/2017	1978
Ashley Furniture	Jeffersontown	KY	—	1,966	2,368	—	4,334	(450)	9/26/2014	1970
At Home	Stockbridge	GA	—	2,057	8,967	—	11,024	(1,900)	2/7/2014	1998
At Home & Gabes	Florence	KY	—	6,794	5,968	—	12,762	(372)	12/14/2016	1992
AT&T	Schaumburg	IL	—	2,364	9,305	548	12,217	(1,813)	9/24/2014	1989
AT&T	Richardson	TX	11,123	1,891	31,118	714	33,723	(6,484)	11/5/2013	1986
Auto Pawn	Columbus	GA	—	170	—	—	170	—	6/27/2013	1987
AutoZone	Chicago	IL	—	698	1,047	—	1,745	(277)	4/30/2013	1995
AutoZone	Yorkville	IL	—	383	1,534	—	1,917	(321)	5/19/2014	2006
AutoZone	Pearl River	LA	719	239	1,193	—	1,432	(248)	2/7/2014	2007
AutoZone	Hernando	MS	—	141	833	—	974	(154)	2/7/2014	2003
AutoZone	Blanchester	OH	535	341	838	—	1,179	(172)	2/7/2014	2008
AutoZone	Hamilton	OH	814	507	1,283	—	1,790	(259)	2/7/2014	2008
AutoZone	Hartville	OH	614	197	1,156	—	1,353	(236)	2/7/2014	2008
AutoZone	Mt. Orab	OH	679	258	1,219	—	1,477	(244)	2/7/2014	2009
AutoZone	Trenton	OH	504	306	812	—	1,118	(165)	2/7/2014	2008
AutoZone	Rapid City	SD	571	375	969	—	1,344	(191)	2/7/2014	2008
AutoZone	Nashville	TN	861	555	1,270	—	1,825	(256)	2/7/2014	2009
Bahama Breeze	Pittsburgh	PA	—	1,590	1,753	—	3,343	(218)	7/28/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bahama Breeze	Memphis	TN	—	2,370	1,313	—	3,683	(140)	7/28/2014	1998
Bandana's Bar-B-Q Restaurant	Collinsville	IL	—	340	627	—	967	(160)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Arnold	MO	—	460	433	—	893	(111)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Fenton	MO	—	470	314	—	784	(82)	8/30/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bank of America	Merced	CA	—	512	2,195	212	2,919	(514)	1/8/2014	1980
Bank of America	Asheville	NC	—	383	195	—	578	(45)	1/8/2014	1993
Bank of America	Charlotte	NC	—	62	642	—	704	(145)	1/8/2014	1983
Banner Life Insurance	Urbana	MD	19,600	2,733	31,483	—	34,216	(5,661)	2/7/2014	2011
Beall's	Lakeland	FL	—	2,033	4,809	18	6,860	(878)	7/16/2014	2006
Becton, Dickinson and Company	San Antonio	TX	9,313	1,666	19,092	71	20,829	(3,845)	11/5/2013	2008
Bed Bath & Beyond	Stockton	CA	40,278	2,761	52,454	—	55,215	(16,726)	8/17/2012	2003
Bed Bath & Beyond	Windsor	VA	—	3,032	59,649	—	62,681	(63)	12/20/2017	2001
Benihana	Anchorage	AK	—	1,391	1,877	—	3,268	(460)	2/7/2014	1998
Benihana	Miami Beach	FL	—	3,775	433	—	4,208	(158)	2/7/2014	1972
Benihana	Stuart	FL	—	1,661	1,917	—	3,578	(489)	2/7/2014	1976
Benihana	Alpharetta	GA	—	1,151	1,485	—	2,636	(180)	2/7/2014	2003
Benihana	Schaumburg	IL	—	2,319	1,396	—	3,715	(357)	2/7/2014	1992
Benihana	Wheeling	IL	—	1,896	1,273	—	3,169	(205)	2/7/2014	2001
Benihana	Farmington Hills	MI	—	2,025	2,049	—	4,074	(575)	2/7/2014	2012
Benihana	Maple Grove	MN	—	1,319	2,604	—	3,923	(631)	2/7/2014	2006
Benihana	Dallas	TX	—	2,988	1,275	—	4,263	(368)	2/7/2014	1975
Best Buy	Montgomery	AL	3,148	1,370	5,749	—	7,119	(1,258)	2/7/2014	2003
Best Buy	Coral Springs	FL	—	2,715	4,843	—	7,558	(1,166)	2/7/2014	1993
Best Buy	Bourbonnais	IL	—	1,724	5,156	—	6,880	(1,245)	2/7/2014	1991
Best Buy	Indianapolis	IN	—	665	4,775	—	5,440	(1,009)	2/7/2014	2009
Best Buy	Richmond	IN	—	549	4,429	—	4,978	(958)	2/7/2014	2011
Best Buy	Marquette	MI	—	836	4,207	593	5,636	(1,067)	2/7/2014	2010
Best Buy	Norton Shores	MI	—	1,568	4,099	—	5,667	(865)	2/7/2014	2001
Best Buy	Southaven	MS	—	2,045	4,318	—	6,363	(983)	2/7/2014	2007
Best Buy	Tupelo	MS	—	484	1,934	—	2,418	(393)	5/19/2014	2005
Best Buy	Pineville	NC	—	1,818	7,970	—	9,788	(1,687)	2/7/2014	1994
Best Buy	Findlay	OH	—	3,313	37,568	2,346	43,227	(903)	2/15/2017	1996
Best Buy	Kenosha	WI	—	1,925	5,503	—	7,428	(1,162)	2/7/2014	2008
BHC Marketing	The Woodlands	TX	—	4,724	40,332	—	45,056	(7,944)	11/5/2013	2009
Big Lots	Chester	VA	—	335	3,373	169	3,877	(805)	2/24/2014	2013
Big O Tires	Phoenix	AZ	782	206	1,367	—	1,573	(265)	2/7/2014	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Big O Tires	Los Lunas	NM	—	316	1,265	—	1,581	(392)	6/1/2012	2006
Bi-Lo's Grocery	Greenwood	SC	—	533	4,212	—	4,745	(898)	2/7/2014	1999
Bi-Lo's Grocery	Mt Pleasant	SC	—	4,093	8,594	—	12,687	(1,845)	2/7/2014	2003
BJ's Wholesale Club	Boynton Beach	FL	—	5,569	10,931	(15)	16,485	(2,220)	2/7/2014	2001
BJ's Wholesale Club	Jacksonville	FL	—	5,929	16,348	—	22,277	(2,903)	2/7/2014	2003
BJ's Wholesale Club	Pembroke Pines	FL	8,446	5,104	7,661	—	12,765	(1,614)	2/7/2014	1997
BJ's Wholesale Club	Greenfield	MA	8,416	2,168	14,002	—	16,170	(2,383)	2/7/2014	1997
BJ's Wholesale Club	Leominster	MA	—	3,585	21,344	—	24,929	(3,609)	2/7/2014	1993
BJ's Wholesale Club	Uxbridge	MA	12,645	5,538	36,445	—	41,983	(5,686)	2/7/2014	2006
BJ's Wholesale Club	California	MD	—	6,882	10,196	—	17,078	(2,027)	2/7/2014	2003
BJ's Wholesale Club	Westminster	MD	13,978	6,516	13,860	—	20,376	(2,724)	2/7/2014	2001
BJ's Wholesale Club	Auburn	ME	—	2,674	16,510	—	19,184	(2,707)	2/7/2014	1995
BJ's Wholesale Club	Portsmouth	NH	—	4,216	25,454	—	29,670	(4,163)	2/7/2014	1993
BJ's Wholesale Club	Deptford	NJ	11,004	6,558	12,490	—	19,048	(2,202)	2/7/2014	1995
BJ's Wholesale Club	North Canton	OH	6,787	456	8,668	422	9,546	(2,989)	2/20/2013	1998
BJ's Wholesale Club	Lancaster	PA	13,621	3,400	16,782	—	20,182	(3,182)	2/7/2014	1996
Black Angus	Dublin	CA	—	620	2,467	—	3,087	(631)	6/27/2013	1995
Black Bear Diner	Colorado Springs	CO	—	480	809	—	1,289	(207)	6/27/2013	1995
Black Meg 43	Copperas Cove	TX	—	151	151	(106)	196	—	6/27/2013	1979
Blue Goose Cantina Mexican	Grapevine	TX	—	572	868	—	1,440	(226)	6/27/2013	1999
Bob Evans	Newark	DE	—	869	810	—	1,679	(13)	6/26/2017	1996
Bob Evans	East Peoria	IL	—	717	1,142	—	1,859	(21)	6/26/2017	1993
Bob Evans	Indianapolis	IN	—	430	708	—	1,138	(13)	6/26/2017	2002
Bob Evans	Jackson	MI	—	980	1,305	—	2,285	(22)	6/26/2017	2005
Bob Evans	Muskegon	MI	—	550	860	—	1,410	(15)	6/26/2017	2001
Bob Evans	Amherst	OH	—	163	1,557	—	1,720	(27)	6/26/2017	1987
Bob Evans	Brunswick	OH	—	1,147	1,088	—	2,235	(20)	6/26/2017	1992
Bob Evans	Cincinnati	OH	—	563	1,706	—	2,269	(32)	6/26/2017	2003
Bob Evans	Cincinnati	OH	—	601	1,529	—	2,130	(29)	6/26/2017	2002
Bob Evans	Lancaster	OH	—	626	1,546	—	2,172	(28)	6/26/2017	1998
Bob Evans	Lima	OH	—	366	1,631	—	1,997	(30)	6/26/2017	2000
Bob Evans	Marion	OH	—	469	1,657	—	2,126	(30)	6/26/2017	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bob Evans	Medina	OH	—	496	1,050	—	1,546	(20)	6/26/2017	2000
Bob Evans	Mentor	OH	—	626	929	—	1,555	(17)	6/26/2017	1999
Bob Evans	Mount Vernon	OH	—	343	1,338	—	1,681	(25)	6/26/2017	2011
Bob Evans	Stow	OH	—	418	1,416	—	1,834	(27)	6/26/2017	2002
Bob Evans	Troy	OH	—	512	1,255	—	1,767	(23)	6/26/2017	1992
Bob Evans	Wapakoneta	OH	—	253	1,479	—	1,732	(28)	6/26/2017	2001
Bob Evans	Willoughby	OH	—	675	1,262	—	1,937	(23)	6/26/2017	2005
Bob Evans	Xenia	OH	—	337	1,433	—	1,770	(27)	6/26/2017	1988
Bob Evans	Phoenixville	PA	—	495	438	—	933	(7)	6/26/2017	1999
Bob Evans	Wilkes-Barre	PA	—	373	714	—	1,087	(12)	6/26/2017	2003
Bob's Stores	Randolph	MA	—	2,840	6,826	—	9,666	(1,689)	11/5/2013	1965
Bojangles	Winder	GA	—	645	1,198	—	1,843	(439)	7/30/2012	2011
Bojangles	Biscoe	NC	—	247	986	—	1,233	(351)	11/29/2012	2010
Bojangles	Boone	NC	—	278	833	—	1,111	(305)	7/27/2012	1980
Bojangles	Denver	NC	—	1,013	1,881	—	2,894	(442)	7/31/2013	1997
Bojangles	Dobson	NC	—	251	1,004	—	1,255	(368)	7/30/2012	2010
Bojangles	Hickory	NC	—	749	1,789	—	2,538	(450)	6/27/2013	1973
Bojangles	Indian Trail	NC	—	655	1,217	—	1,872	(445)	7/27/2012	2011
Bojangles	Morganton	NC	—	566	1,321	—	1,887	(484)	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	442	1,032	—	1,474	(378)	7/27/2012	2011
Bojangles	Southport	NC	—	505	1,179	—	1,684	(431)	7/30/2012	2011
Bojangles	Statesville	NC	—	646	1,937	—	2,583	(456)	7/31/2013	1988
Bojangles	Taylorsville	NC	—	436	1,108	—	1,544	(279)	6/27/2013	1987
Bojangles	Troutman	NC	—	718	1,077	—	1,795	(319)	10/10/2013	2012
Bojangles	Chapin	SC	—	577	1,071	—	1,648	(389)	8/9/2012	2009
Bojangles	Clinton	SC	—	397	926	—	1,323	(339)	7/27/2012	2009
Bojangles	Fountain Inn	SC	—	287	1,150	—	1,437	(341)	10/10/2013	2012
Bojangles	Greenwood	SC	—	440	1,320	—	1,760	(453)	2/28/2013	1995
Bojangles	Moncks Corner	SC	—	505	1,179	—	1,684	(420)	11/29/2012	2010
Bojangles	Walterboro	SC	—	454	1,363	—	1,817	(485)	11/29/2012	2010
Bonefish Grill	Lakeland	FL	—	750	1,897	—	2,647	(446)	2/7/2014	2003
Bonefish Grill	Independence	OH	—	895	2,252	—	3,147	(549)	2/7/2014	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bonefish Grill	Gainesville	VA	—	751	1,325	—	2,076	(465)	2/7/2014	2004
Boston Market	Indianapolis	IN	—	930	—	350	1,280	(46)	6/27/2013	1995
Boston Market	Indianapolis	IN	—	410	1,070	—	1,480	(264)	6/27/2013	1995
Boston Market	Fayetteville	NC	—	460	1,520	—	1,980	(376)	6/27/2013	1995
Boston Market	Raleigh	NC	—	280	1,015	—	1,295	(251)	6/27/2013	1995
Brick House Tavern & Tap	W. Windsor	NJ	1,043	1,307	1,498	—	2,805	(283)	2/7/2014	1998
Bridgestone Tire	Kansas City	MO	—	651	1,954	—	2,605	(524)	5/31/2013	2008
Bruegger's Bagels	Iowa City	IA	—	40	379	(8)	411	(94)	6/27/2013	1995
Bruegger's Bagels	Durham	NC	—	312	728	—	1,040	(171)	7/31/2013	1926
Bruegger's Bagels	Raleigh	NC	—	230	654	—	884	(162)	6/27/2013	1995
Buca di Beppo Italian	Wheeling	IL	—	450	1,272	—	1,722	(325)	6/27/2013	1995
Buca di Beppo Italian	Westlake	OH	—	370	887	—	1,257	(227)	6/27/2013	1995
Buffalo Wild Wings	Langhorne	PA	—	815	815	—	1,630	(216)	7/31/2013	1999
Bunge North America	Fort Worth	TX	—	1,100	8,433	—	9,533	(1,878)	11/5/2013	2005
Burger King	Anchorage	AK	—	427	489	—	916	(123)	6/27/2013	1982
Burger King	Andalusia	AL	—	181	1,025	—	1,206	(241)	7/31/2013	2000
Burger King	Atmore	AL	—	181	723	—	904	(170)	7/31/2013	2000
Burger King	Brewton	AL	—	307	920	—	1,227	(216)	7/31/2013	1993
Burger King	Dothan	AL	—	628	1,167	—	1,795	(274)	7/31/2013	1983
Burger King	Dothan	AL	—	594	1,104	—	1,698	(260)	7/31/2013	1999
Burger King	Enterprise	AL	—	437	655	—	1,092	(154)	7/31/2013	1985
Burger King	Evergreen	AL	—	172	689	—	861	(162)	7/31/2013	1997
Burger King	Monroeville	AL	—	325	604	—	929	(142)	7/31/2013	1997
Burger King	Opp	AL	—	214	857	—	1,071	(202)	7/31/2013	1994
Burger King	Troy	AL	—	461	1,383	—	1,844	(325)	7/31/2013	1984
Burger King	Sierra Vista	AZ	—	260	1,041	—	1,301	(245)	7/31/2013	1994
Burger King	Tucson	AZ	—	300	1,307	—	1,607	(323)	6/27/2013	1995
Burger King	Denver	CO	—	872	1,242	—	2,114	(313)	6/27/2013	1994
Burger King	Clearwater	FL	—	981	591	—	1,572	(149)	6/27/2013	1980
Burger King	Defuniak Springs	FL	—	362	1,087	—	1,449	(256)	7/31/2013	1989
Burger King	Largo	FL	—	683	412	—	1,095	(104)	6/27/2013	1984
Burger King	Niceville	FL	—	598	399	—	997	(94)	7/31/2013	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Panama City	FL	—	319	956	—	1,275	(225)	7/31/2013	1998
Burger King	Springfield	FL	—	324	971	—	1,295	(228)	7/31/2013	1995
Burger King	Tallahassee	FL	—	720	720	—	1,440	(169)	7/31/2013	1998
Burger King	Tallahassee	FL	—	843	454	—	1,297	(107)	7/31/2013	1980
Burger King	Alpharetta	GA	—	635	865	—	1,500	(218)	6/27/2013	1998
Burger King	Alpharetta	GA	—	1,128	977	—	2,105	(246)	6/27/2013	1993
Burger King	Alpharetta	GA	—	795	943	—	1,738	(237)	6/27/2013	1997
Burger King	Alpharetta	GA	—	501	1,219	—	1,720	(307)	6/27/2013	2001
Burger King	Atlanta	GA	—	380	499	—	879	(123)	6/27/2013	1995
Burger King	Augusta	GA	—	693	2,080	—	2,773	(489)	7/31/2013	1986
Burger King	Bainbridge	GA	—	347	1,042	—	1,389	(245)	7/31/2013	1998
Burger King	Cairo	GA	—	245	981	—	1,226	(231)	7/31/2013	1997
Burger King	Fort Oglethorpe	GA	—	170	2,175	—	2,345	(537)	6/27/2013	1995
Burger King	Martinez	GA	—	909	1,350	—	2,259	(340)	6/27/2013	1998
Burger King	Roswell	GA	—	495	1,156	—	1,651	(272)	7/31/2013	1998
Burger King	Thomson	GA	—	748	876	—	1,624	(221)	6/27/2013	1988
Burger King	Valdosta	GA	—	564	376	—	940	(88)	7/31/2013	1987
Burger King	Des Moines	IA	—	1,160	949	—	2,109	(223)	7/31/2013	1987
Burger King	Perry	IA	—	557	680	—	1,237	(160)	7/31/2013	1997
Burger King	Red Oak	IA	—	334	1,002	—	1,336	(236)	7/31/2013	1988
Burger King	Shenandoah	IA	—	313	582	—	895	(137)	7/31/2013	1988
Burger King	Stuart	IA	—	607	911	—	1,518	(214)	7/31/2013	1997
Burger King	Maywood	IL	—	860	1,051	(357)	1,554	(119)	7/31/2013	2003
Burger King	Springfield	IL	—	354	677	—	1,031	(170)	6/27/2013	1995
Burger King	Gary	IN	—	544	606	—	1,150	(152)	6/27/2013	1987
Burger King	Cut Off	LA	—	726	1,088	—	1,814	(256)	7/31/2013	1990
Burger King	Gonzales	LA	—	380	465	—	845	(109)	7/31/2013	1990
Burger King	Lake Charles	LA	—	456	456	—	912	(107)	7/31/2013	1980
Burger King	Lake Charles	LA	—	610	746	—	1,356	(175)	7/31/2013	1990
Burger King	Metairie	LA	—	728	392	—	1,120	(92)	7/31/2013	1990
Burger King	Opelousas	LA	—	964	964	—	1,928	(227)	7/31/2013	1978
Burger King	Raceland	LA	—	356	533	—	889	(125)	7/31/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Amesbury	MA	—	835	1,217	—	2,052	(306)	6/27/2013	1977
Burger King	Springfield	MA	—	983	516	—	1,499	(130)	6/27/2013	1974
Burger King	Caribou	ME	—	770	440	—	1,210	(109)	6/27/2013	1995
Burger King	Belding	MI	—	221	411	—	632	(97)	7/31/2013	1994
Burger King	Detroit	MI	—	614	331	—	945	(78)	7/31/2013	1988
Burger King	Grand Rapids	MI	—	490	545	—	1,035	(135)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	260	780	—	1,040	(193)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	346	807	—	1,153	(190)	7/31/2013	1985
Burger King	Holland	MI	—	420	707	—	1,127	(175)	6/27/2013	1995
Burger King	Hudsonville	MI	—	451	676	—	1,127	(159)	7/31/2013	1988
Burger King	L'Anse	MI	—	32	616	—	648	(145)	7/31/2013	1999
Burger King	Sparta	MI	—	640	570	—	1,210	(141)	6/27/2013	1995
Burger King	Spring Lake	MI	—	341	512	(222)	631	(10)	7/31/2013	1994
Burger King	Walker	MI	—	305	711	—	1,016	(167)	7/31/2013	1973
Burger King	Warren	MI	—	248	745	—	993	(175)	7/31/2013	1987
Burger King	Hastings	MN	—	328	608	—	936	(143)	7/31/2013	1990
Burger King	Kansas City	MO	—	444	1,036	—	1,480	(244)	7/31/2013	1984
Burger King	Brandon	MS	—	649	1,513	—	2,162	(381)	6/27/2013	1981
Burger King	Clarksdale	MS	—	865	865	—	1,730	(204)	7/31/2013	1988
Burger King	Cleveland	MS	—	688	1,606	—	2,294	(378)	7/31/2013	1985
Burger King	Greenville	MS	—	573	1,337	—	1,910	(314)	7/31/2013	2004
Burger King	Greenville	MS	—	351	820	—	1,171	(193)	7/31/2013	1993
Burger King	Greenwood	MS	—	692	1,038	—	1,730	(244)	7/31/2013	1988
Burger King	Grenada	MS	—	536	805	—	1,341	(189)	7/31/2013	1989
Burger King	Philadelphia	MS	—	402	939	—	1,341	(221)	7/31/2013	1993
Burger King	Yazoo City	MS	—	489	909	—	1,398	(214)	7/31/2013	1993
Burger King	Asheville	NC	—	728	595	—	1,323	(140)	7/31/2013	1982
Burger King	Chadbourn	NC	—	353	797	—	1,150	(201)	6/27/2013	1999
Burger King	Claremont	NC	—	646	646	—	1,292	(162)	6/27/2013	2000
Burger King	Clinton	NC	—	494	801	—	1,295	(202)	6/27/2013	1999
Burger King	Durham	NC	—	170	352	—	522	(87)	6/27/2013	1995
Burger King	Wilmington	NC	—	573	870	—	1,443	(219)	6/27/2013	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Blair	NE	—	272	1,087	—	1,359	(256)	7/31/2013	1987
Burger King	Wahoo	NE	—	196	1,109	—	1,305	(261)	7/31/2013	1990
Burger King	Dover	NH	—	1,159	952	—	2,111	(240)	6/27/2013	1970
Burger King	Nashua	NH	—	655	655	—	1,310	(154)	7/31/2013	2008
Burger King	Edison	NJ	—	480	1,075	—	1,555	(266)	6/27/2013	1995
Burger King	Elko	NV	—	260	1,001	—	1,261	(247)	6/27/2013	1995
Burger King	Albany	NY	—	330	850	—	1,180	(210)	6/27/2013	1995
Burger King	Central Square	NY	—	500	1,189	—	1,689	(294)	6/27/2013	1995
Burger King	Cohoes	NY	—	270	563	—	833	(139)	6/27/2013	1995
Burger King	Hamburg	NY	—	403	383	—	786	(96)	6/27/2013	1974
Burger King	Irondequoit	NY	—	988	659	—	1,647	(155)	7/31/2013	1980
Burger King	Montgomery	NY	—	480	1,042	—	1,522	(258)	6/27/2013	1995
Burger King	Schenectady	NY	—	380	936	—	1,316	(231)	6/27/2013	1995
Burger King	Syracuse	NY	—	606	606	—	1,212	(142)	7/31/2013	1986
Burger King	Dayton	OH	—	569	466	—	1,035	(110)	7/31/2013	1990
Burger King	Mansfield	OH	—	191	766	—	957	(180)	7/31/2013	1985
Burger King	New Philadelphia	OH	—	419	779	—	1,198	(183)	7/31/2013	1986
Burger King	Willoughby	OH	—	410	1,005	—	1,415	(248)	6/27/2013	1995
Burger King	Ardmore	OK	—	270	1,023	—	1,293	(253)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Roseburg	OR	—	350	886	—	1,236	(219)	6/27/2013	1995
Burger King	Harrisburg	PA	—	619	412	—	1,031	(97)	7/31/2013	1985
Burger King	Old Forge	PA	—	390	905	14	1,309	(12)	6/27/2013	1995
Burger King	Gaffney	SC	—	370	880	—	1,250	(217)	6/27/2013	1995
Burger King	Greenville	SC	—	420	571	—	991	(141)	6/27/2013	1995
Burger King	North Augusta	SC	—	256	1,451	—	1,707	(341)	7/31/2013	1985
Burger King	North Augusta	SC	—	450	1,050	—	1,500	(247)	7/31/2013	1985
Burger King	Chattanooga	TN	—	740	1,591	—	2,331	(393)	6/27/2013	1995
Burger King	Gallatin	TN	—	199	463	—	662	(109)	7/31/2013	1984
Burger King	Austin	TX	—	666	999	(517)	1,148	(102)	6/27/2013	1998
Burger King	Laredo	TX	—	684	1,026	—	1,710	(241)	7/31/2013	2002
Burger King	Texas City	TX	—	421	782	300	1,503	(190)	7/31/2013	1984
Burger King	Spanaway	WA	—	509	1,628	—	2,137	(410)	6/27/2013	1997
Burger King	Germantown	WI	—	644	1,300	—	1,944	(327)	6/27/2013	1986
Burger King	Marshfield	WI	—	232	885	—	1,117	(223)	6/27/2013	1986
Burger King	Rhinelander	WI	—	260	606	—	866	(143)	7/31/2013	1986
Burger King	Weston	WI	—	329	718	—	1,047	(181)	6/27/2013	1987
Burger King	Bluefield	WV	—	210	1,163	—	1,373	(287)	6/27/2013	1995
Burlington	West Valley City	UT	—	2,331	5,821	—	8,152	(29)	11/30/2017	2017
Cabela's	Rogers	AR	—	3,419	17,605	—	21,024	(148)	9/25/2017	2012
Cabela's	Thornton	CO	—	3,677	19,099	—	22,776	(149)	9/25/2017	2012
Cabela's	Grandville	MI	—	3,269	20,328	—	23,597	(165)	9/25/2017	2013
Cabela's	Oklahoma City	OK	—	3,383	11,590	—	14,973	(92)	9/25/2017	2015
Cabela's	Lacey	WA	—	3,393	20,158	—	23,551	(146)	9/25/2017	2007
Cactus Wellhead	Williston	ND	—	72	3,735	—	3,807	(553)	7/24/2014	2011
Cactus Wellhead	Dubois	PA	—	129	2,542	—	2,671	(400)	6/12/2014	2012
Cactus Wellhead	Center	TX	—	115	1,886	—	2,001	(296)	6/12/2014	2011
Cactus Wellhead	Pleasanton	TX	—	144	2,908	—	3,052	(462)	6/12/2014	2011
Cadbury Holdings	Whippany	NJ	—	2,767	38,018	—	40,785	(7,532)	11/5/2013	2004
California Pizza Kitchen	Paradise Valley	AZ	—	2,285	1,480	—	3,765	(382)	2/7/2014	1994
California Pizza Kitchen	Alpharetta	GA	—	1,279	3,249	—	4,528	(752)	2/7/2014	1994
California Pizza Kitchen	Atlanta	GA	—	2,307	1,857	—	4,164	(467)	2/7/2014	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
California Pizza Kitchen	Schaumburg	IL	—	1,180	3,179	—	4,359	(738)	2/7/2014	1995
California Pizza Kitchen	Grapevine	TX	—	1,544	2,250	—	3,794	(533)	2/7/2014	1994
Captain D's	Statesboro	GA	—	350	401	—	751	(99)	6/27/2013	1995
Captain D's	Florence	KY	—	248	325	—	573	(82)	6/27/2013	1981
Captain D's	Southaven	MS	—	270	564	—	834	(139)	6/27/2013	1995
Captain D's	Memphis	TN	—	230	338	—	568	(84)	6/27/2013	1995
Captain D's	Duncanville	TX	—	295	246	—	541	(62)	6/27/2013	1982
Cargill	Blair	NE	2,437	627	4,989	—	5,616	(859)	2/7/2014	2009
Carl's Jr.	Purcell	OK	—	77	513	—	590	(129)	6/27/2013	1980
CarMax	Henderson	NV	—	8,542	10,396	—	18,938	(2,255)	2/7/2014	2002
CarMax	Austin	TX	9,900	5,461	16,940	—	22,401	(3,305)	2/7/2014	2004
Carrabba's	Scottsdale	AZ	—	1,350	1,847	—	3,197	(317)	2/7/2014	2000
Carrabba's	Louisville	CO	—	1,083	1,400	—	2,483	(324)	2/7/2014	2000
Carrabba's	Tampa	FL	—	1,650	2,085	—	3,735	(502)	2/7/2014	1994
Carrabba's	Duluth	GA	—	836	2,881	—	3,717	(675)	2/7/2014	2004
Carrabba's	Bowie	MD	—	1,429	1,036	—	2,465	(448)	2/7/2014	2003
Carrabba's	Brooklyn	OH	—	1,187	2,212	—	3,399	(492)	2/7/2014	2002
Carrabba's	Washington Township	OH	—	906	1,859	—	2,765	(452)	2/7/2014	2001
Carrabba's	Columbia	SC	—	1,159	2,164	—	3,323	(497)	2/7/2014	2000
Carrabba's	Johnson City	TN	—	771	2,536	—	3,307	(632)	2/7/2014	2003
Cashland	Celina	OH	—	108	132	—	240	(35)	7/31/2013	1995
Castle Dental	Murfreesboro	TN	—	256	256	—	512	(68)	7/31/2013	1996
Cequent Trailer Products	Mosinee	WI	—	1,416	3,259	—	4,675	(318)	2/21/2014	1992
Charleston's	Carmel	IN	—	140	3,016	—	3,156	(771)	6/27/2013	1995
Checkers	Huntsville	AL	—	689	—	—	689	—	6/27/2013	1995
Checkers	Hollywood	FL	—	160	2,220	—	2,380	(567)	6/27/2013	1995
Checkers	Jacksonville	FL	—	731	1,096	—	1,827	(258)	7/31/2013	1993
Checkers	Lauderhill	FL	—	280	1,951	—	2,231	(499)	6/27/2013	1995
Checkers	Miami	FL	—	621	—	—	621	—	7/31/2013	1993
Checkers	Orlando	FL	—	1,033	—	—	1,033	—	7/31/2013	1995
Checkers	Plantation	FL	—	220	1,461	—	1,681	(373)	6/27/2013	1995
Checkers	Tampa	FL	—	736	—	—	736	—	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Checkers	Fayetteville	GA	—	681	—	—	681	—	6/27/2013	1995
Chedder's Casual Cafe	Brandon	FL	—	860	3,071	(2,203)	1,728	(108)	6/27/2013	2003
Chedder's Casual Cafe	Bolingbrook	IL	—	1,344	1,760	—	3,104	(458)	6/27/2013	1997
Chedder's Casual Cafe	Lubbock	TX	—	1,053	2,345	—	3,398	(610)	6/27/2013	1997
Chevy's	Miami	FL	—	1,455	783	—	2,238	(208)	7/31/2013	1995
Chevy's	Greenbelt	MD	—	530	2,399	—	2,929	(613)	6/27/2013	1995
Chevy's	Lake Oswego	OR	—	590	1,693	—	2,283	(433)	6/27/2013	1995
Chicago Bridge & Iron	Baton Rouge	LA	—	1,695	12,360	(1,567)	12,488	(955)	3/28/2014	2006
Children's Courtyard	Grand Prairie	TX	—	367	1,055	—	1,422	(220)	2/7/2014	1999
Childtime Childcare	Modesto	CA	—	280	1,524	—	1,804	(308)	2/7/2014	1988
Childtime Childcare	Bedford	OH	—	111	852	—	963	(191)	2/7/2014	1979
Childtime Childcare	Oklahoma City	OK	—	124	796	—	920	(177)	2/7/2014	1985
Childtime Childcare	Oklahoma City	OK	—	108	793	—	901	(170)	2/7/2014	1986
Chilis	Fayetteville	AR	—	1,370	1,714	—	3,084	(438)	6/27/2013	1995
Chilis	East Peoria	IL	—	1,023	2,347	—	3,370	(611)	6/27/2013	2003
Chilis	Flanders	NJ	1,508	1,402	842	—	2,244	(316)	2/7/2014	2003
Chilis	Amarillo	TX	—	811	1,893	—	2,704	(502)	7/31/2013	1984
Chilis	Riverdale	UT	—	800	899	—	1,699	(230)	6/27/2013	1995
China Buffet	Alvin	TX	—	110	299	—	409	(78)	6/27/2013	1982
China Buffet	Angleton	TX	—	127	272	—	399	(71)	6/27/2013	1982
China Town Buffet	Bismarck	ND	—	1,038	1,928	—	2,966	(511)	7/31/2013	2000
Chipper's Grill	Streator	IL	—	190	255	—	445	(65)	6/27/2013	1995
Church's Chicken	Atmore	AL	—	144	574	—	718	(135)	7/31/2013	1976
Church's Chicken	Bay Minette	AL	—	134	757	—	891	(178)	7/31/2013	2003
Church's Chicken	Flomaton	AL	—	173	518	—	691	(122)	7/31/2013	1981
Church's Chicken	Jackson	AL	—	127	719	—	846	(169)	7/31/2013	1982
Church's Chicken	Orlando	FL	—	254	380	—	634	(89)	7/31/2013	1984
Church's Chicken	Augusta	GA	—	178	533	(591)	120	—	7/31/2013	1981
Church's Chicken	Augusta	GA	—	256	597	—	853	(140)	7/31/2013	1976
Church's Chicken	Augusta	GA	—	178	414	(525)	67	—	7/31/2013	1978
Church's Chicken	Augusta	GA	—	196	458	—	654	(108)	7/31/2013	1984
Church's Chicken	Anderson	SC	—	647	277	(648)	276	(1)	7/31/2013	1981

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Church's Chicken	Charleston	SC	—	421	344	—	765	(81)	7/31/2013	1973
Church's Chicken	Charleston	SC	—	500	167	—	667	(39)	7/31/2013	1979
Church's Chicken	Columbia	SC	—	437	437	(486)	388	—	7/31/2013	1978
Church's Chicken	Columbia	SC	—	231	428	(393)	266	—	7/31/2013	1977
Church's Chicken	Greenville	SC	—	280	342	(482)	140	—	7/31/2013	1970
Church's Chicken	Greenville	SC	—	254	472	—	726	(111)	7/31/2013	2009
Church's Chicken	Greenville	SC	—	325	487	(458)	354	—	7/31/2013	1984
Church's Chicken	Greenwood	SC	—	188	349	(390)	147	(1)	7/31/2013	2002
Church's Chicken	North Charleston	SC	—	302	302	—	604	(71)	7/31/2013	1976
Church's Chicken	North Charleston	SC	—	407	407	—	814	(96)	7/31/2013	1977
Church's Chicken	Orangeburg	SC	—	407	271	(322)	356	—	7/31/2013	1985
Church's Chicken	Spartanburg	SC	—	411	274	(528)	157	—	7/31/2013	1972
Church's Chicken	Spartanburg	SC	—	350	525	(431)	444	—	7/31/2013	1978
Cigna	Phoenix	AZ	—	6,194	16,215	—	22,409	(3,018)	2/7/2014	2012
Cigna	Plano	TX	—	10,036	42,676	—	52,712	(8,036)	2/7/2014	2009
Circle K	Phoenix	AZ	—	344	1,377	—	1,721	(411)	5/4/2012	1986
Circle K	Martinez	GA	—	348	813	—	1,161	(237)	8/28/2012	2003
Circle K	Martinez	GA	—	293	329	—	622	(62)	9/26/2014	1993
Circle K	Thomson	GA	—	637	340	—	977	(66)	9/26/2014	1990
Circle K	Akron	OH	—	675	1,254	—	1,929	(362)	9/27/2012	1996
Citizens Bank	Colchester	CT	—	185	1,049	—	1,234	(290)	9/28/2012	2012
Citizens Bank	Deep River	CT	—	453	1,812	—	2,265	(500)	9/28/2012	1851
Citizens Bank	East Hampton	CT	—	312	935	—	1,247	(269)	4/26/2012	1984
Citizens Bank	East Lyme	CT	—	258	1,032	—	1,290	(285)	9/28/2012	1972
Citizens Bank	Hamden	CT	—	581	475	—	1,056	(131)	9/28/2012	1995
Citizens Bank	Higganum	CT	—	171	971	—	1,142	(338)	8/1/2010	1995
Citizens Bank	Montville	CT	—	413	2,342	—	2,755	(646)	9/28/2012	1984
Citizens Bank	Stonington	CT	—	190	1,079	—	1,269	(298)	9/28/2012	1984
Citizens Bank	Stonington	CT	—	104	937	(405)	636	—	12/14/2012	1982
Citizens Bank	Lewes	DE	—	102	916	—	1,018	(239)	2/22/2013	1968
Citizens Bank	Wilmington	DE	—	299	299	—	598	(86)	4/26/2012	1967
Citizens Bank	Dorchester	MA	—	386	386	—	772	(111)	4/26/2012	1960

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Ludlow	MA	—	810	540	—	1,350	(149)	9/28/2012	1995
Citizens Bank	Malden	MA	—	488	596	—	1,084	(165)	9/28/2012	1920
Citizens Bank	Malden	MA	1,697	484	1,935	—	2,419	(534)	9/28/2012	1988
Citizens Bank	Medford	MA	1,194	589	1,094	—	1,683	(302)	9/28/2012	1938
Citizens Bank	Milton	MA	2,244	619	2,476	—	3,095	(666)	12/14/2012	1968
Citizens Bank	New Bedford	MA	—	297	694	—	991	(191)	9/28/2012	1983
Citizens Bank	Randolph	MA	1,383	480	1,439	—	1,919	(397)	9/28/2012	1979
Citizens Bank	Somerville	MA	—	561	561	—	1,122	(155)	9/28/2012	1940
Citizens Bank	South Dennis	MA	—	—	1,294	—	1,294	(348)	12/14/2012	1986
Citizens Bank	Springfield	MA	—	187	747	—	934	(185)	5/10/2013	1975
Citizens Bank	Winthrop	MA	—	390	724	—	1,114	(200)	9/28/2012	1974
Citizens Bank	Woburn	MA	—	350	816	—	1,166	(220)	12/14/2012	1991
Citizens Bank	Clinton Township	MI	—	574	3,250	—	3,824	(1,137)	8/1/2010	1970
Citizens Bank	Dearborn	MI	—	434	2,461	—	2,895	(809)	8/1/2010	1977
Citizens Bank	Dearborn	MI	—	385	2,184	—	2,569	(718)	8/1/2010	1974
Citizens Bank	Detroit	MI	—	112	636	(559)	189	(2)	8/1/2010	1958
Citizens Bank	Farmington	MI	—	303	707	—	1,010	(190)	12/14/2012	1962
Citizens Bank	Grosse Pointe	MI	—	410	2,322	—	2,732	(800)	8/1/2010	1975
Citizens Bank	Lathrup Village	MI	—	283	1,602	—	1,885	(558)	8/1/2010	1980
Citizens Bank	Livonia	MI	—	261	1,476	—	1,737	(519)	8/1/2010	1959
Citizens Bank	Richmond	MI	—	168	951	—	1,119	(334)	8/1/2010	1980
Citizens Bank	Southfield	MI	—	283	1,605	(1,206)	682	(4)	8/1/2010	1975
Citizens Bank	St. Clair Shores	MI	—	309	1,748	—	2,057	(614)	8/1/2010	1960
Citizens Bank	Troy	MI	—	312	935	—	1,247	(252)	12/14/2012	1980
Citizens Bank	Utica	MI	—	376	2,133	—	2,509	(735)	8/1/2010	1982
Citizens Bank	Warren	MI	—	178	1,009	—	1,187	(351)	8/1/2010	1963

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Keene	NH	1,885	132	2,511	—	2,643	(676)	12/14/2012	1900
Citizens Bank	Manchester	NH	—	640	782	—	1,422	(216)	9/28/2012	1941
Citizens Bank	Manchester	NH	—	—	1,568	—	1,568	(422)	12/14/2012	1995
Citizens Bank	Pelham	NH	—	113	340	—	453	(98)	4/26/2012	1983
Citizens Bank	Pittsfield	NH	—	160	908	—	1,068	(316)	8/1/2010	1976
Citizens Bank	Rollinsford	NH	—	78	444	—	522	(154)	8/1/2010	1977
Citizens Bank	Salem	NH	—	328	1,312	—	1,640	(353)	12/14/2012	1980
Citizens Bank	Haddon Heights	NJ	—	316	948	—	1,264	(226)	7/23/2013	1965
Citizens Bank	Albany	NY	—	232	1,315	—	1,547	(432)	8/1/2010	1960
Citizens Bank	Amherst	NY	—	238	1,348	—	1,586	(450)	8/1/2010	1965
Citizens Bank	East Aurora	NY	—	162	919	—	1,081	(307)	8/1/2010	1996
Citizens Bank	Johnstown	NY	—	163	923	—	1,086	(303)	8/1/2010	1973
Citizens Bank	Port Jervis	NY	—	143	811	—	954	(275)	8/1/2010	1995
Citizens Bank	Rochester	NY	—	166	943	—	1,109	(315)	8/1/2010	1962
Citizens Bank	Vails Gate	NY	—	284	1,610	—	1,894	(529)	8/1/2010	1995
Citizens Bank	Whitesboro	NY	—	130	739	—	869	(243)	8/1/2010	1995
Citizens Bank	Alliance	OH	—	204	1,156	—	1,360	(408)	8/1/2010	1972
Citizens Bank	Boardman	OH	—	280	1,589	—	1,869	(561)	8/1/2010	1984
Citizens Bank	Broadview Heights	OH	—	201	1,140	—	1,341	(386)	8/1/2010	1982
Citizens Bank	Brunswick	OH	—	186	1,057	—	1,243	(373)	8/1/2010	2004
Citizens Bank	Cleveland	OH	—	239	1,357	—	1,596	(479)	8/1/2010	1973
Citizens Bank	Cleveland	OH	—	210	1,190	—	1,400	(420)	8/1/2010	1950
Citizens Bank	Cleveland	OH	—	182	1,031	—	1,213	(364)	8/1/2010	1930
Citizens Bank	Fairlawn	OH	1,885	511	2,045	—	2,556	(550)	12/14/2012	1979
Citizens Bank	Lakewood	OH	—	196	1,111	—	1,307	(365)	8/1/2010	1985
Citizens Bank	Louisville	OH	—	191	1,080	—	1,271	(381)	8/1/2010	1960
Citizens Bank	Massillon	OH	—	287	1,624	—	1,911	(573)	8/1/2010	1995
Citizens Bank	Northfield	OH	—	317	1,797	—	2,114	(625)	8/1/2010	1969
Citizens Bank	Parma	OH	—	475	581	—	1,056	(156)	12/14/2012	1971
Citizens Bank	Parma Heights	OH	—	426	638	—	1,064	(172)	12/14/2012	1957
Citizens Bank	Rocky River	OH	—	283	1,602	—	1,885	(526)	8/1/2010	1972
Citizens Bank	South Russell	OH	—	106	957	—	1,063	(257)	12/14/2012	1981

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Wadsworth	OH	—	158	893	—	1,051	(315)	8/1/2010	1960
Citizens Bank	Willoughby	OH	—	395	2,239	—	2,634	(779)	8/1/2010	1920
Citizens Bank	Aliquippa	PA	—	138	782	—	920	(210)	12/14/2012	1953
Citizens Bank	Allison Park	PA	—	314	733	—	1,047	(202)	9/28/2012	1972
Citizens Bank	Altoona	PA	—	153	459	—	612	(123)	12/14/2012	1971
Citizens Bank	Ambridge	PA	—	215	1,217	(1,282)	150	(4)	8/1/2010	1925
Citizens Bank	Ashley	PA	—	225	675	(566)	334	—	12/14/2012	1928
Citizens Bank	Beaver Falls	PA	—	138	553	—	691	(153)	9/28/2012	1995
Citizens Bank	Butler	PA	—	286	1,144	—	1,430	(308)	12/14/2012	1966
Citizens Bank	Camp Hill	PA	—	430	645	—	1,075	(174)	12/14/2012	1971
Citizens Bank	Carnegie	PA	—	73	1,396	—	1,469	(376)	12/14/2012	1920
Citizens Bank	Dallas	PA	—	213	1,205	—	1,418	(332)	9/28/2012	1949
Citizens Bank	Dillsburg	PA	—	232	926	—	1,158	(249)	12/14/2012	1935
Citizens Bank	Drexel Hill	PA	—	266	1,064	—	1,330	(286)	12/14/2012	1950
Citizens Bank	Erie	PA	—	168	671	—	839	(181)	12/14/2012	1954
Citizens Bank	Ford City	PA	—	89	802	(468)	423	—	12/14/2012	1975
Citizens Bank	Glenside	PA	1,257	343	1,370	—	1,713	(340)	5/22/2013	1958
Citizens Bank	Greensburg	PA	—	45	861	—	906	(232)	12/14/2012	1957
Citizens Bank	Havertown	PA	—	219	875	—	1,094	(242)	9/28/2012	2003
Citizens Bank	Highspire	PA	—	216	649	—	865	(175)	12/14/2012	1974
Citizens Bank	Homestead	PA	—	202	807	—	1,009	(223)	9/28/2012	1960
Citizens Bank	Kingston	PA	—	404	943	—	1,347	(254)	12/14/2012	1977
Citizens Bank	Kittanning	PA	—	56	1,060	—	1,116	(285)	12/14/2012	1889
Citizens Bank	Lancaster	PA	—	383	468	—	851	(129)	9/28/2012	1967
Citizens Bank	Latrobe	PA	—	148	591	—	739	(159)	12/14/2012	1969
Citizens Bank	Lower Burrell	PA	—	180	722	—	902	(194)	12/14/2012	1980
Citizens Bank	Matamoras	PA	—	509	946	—	1,455	(254)	12/14/2012	1920
Citizens Bank	Mechanicsburg	PA	1,620	288	2,590	—	2,878	(715)	9/28/2012	1900
Citizens Bank	Mercer	PA	—	105	314	—	419	(85)	12/14/2012	1964
Citizens Bank	Milford	PA	—	513	769	—	1,282	(207)	12/14/2012	1981
Citizens Bank	Monesson	PA	—	198	1,123	(1,222)	99	(2)	8/1/2010	1930
Citizens Bank	Mount Lebanon	PA	1,577	215	1,939	—	2,154	(535)	9/28/2012	1960

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Mountain Top	PA	—	111	631	—	742	(170)	12/14/2012	1980
Citizens Bank	Narberth	PA	—	420	2,381	—	2,801	(782)	8/1/2010	1935
Citizens Bank	Oakmont	PA	—	199	1,127	—	1,326	(303)	12/14/2012	1967
Citizens Bank	Oil City	PA	—	110	623	—	733	(168)	12/14/2012	1965
Citizens Bank	Philadelphia	PA	—	127	722	(543)	306	(24)	12/14/2012	1920
Citizens Bank	Philadelphia	PA	—	266	1,065	—	1,331	(287)	12/14/2012	1971
Citizens Bank	Pitcairn	PA	—	46	867	(761)	152	—	12/14/2012	1985
Citizens Bank	Pittsburgh	PA	—	215	1,219	—	1,434	(336)	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	256	767	—	1,023	(212)	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	185	1,051	—	1,236	(283)	12/14/2012	1960
Citizens Bank	Pittsburgh	PA	—	389	1,168	—	1,557	(314)	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	146	2,770	—	2,916	(745)	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	2,262	470	2,661	—	3,131	(716)	12/14/2012	1979
Citizens Bank	Pittsburgh	PA	1,244	516	1,204	—	1,720	(324)	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	—	206	1,852	—	2,058	(498)	12/14/2012	1923
Citizens Bank	Pittsburgh	PA	918	196	1,110	—	1,306	(299)	12/14/2012	1980
Citizens Bank	Pittsburgh	PA	—	255	1,019	—	1,274	(274)	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	—	268	2,413	—	2,681	(649)	12/14/2012	1970
Citizens Bank	Reading	PA	—	269	1,524	—	1,793	(384)	4/12/2013	1904
Citizens Bank	Reading	PA	—	267	802	—	1,069	(216)	12/14/2012	1970
Citizens Bank	Temple	PA	—	268	626	—	894	(173)	9/28/2012	1936
Citizens Bank	Turtle Creek	PA	—	308	923	—	1,231	(255)	9/28/2012	1970
Citizens Bank	Tyrone	PA	—	146	583	—	729	(157)	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	411	617	—	1,028	(166)	12/14/2012	1966
Citizens Bank	Warrendale	PA	—	611	916	—	1,527	(246)	12/14/2012	1981
Citizens Bank	West Hazleton	PA	—	279	2,509	—	2,788	(692)	9/28/2012	1900
Citizens Bank	Wexford	PA	—	180	719	—	899	(194)	12/14/2012	1975
Citizens Bank	Coventry	RI	—	559	559	—	1,118	(154)	9/28/2012	1968
Citizens Bank	Cranston	RI	—	411	1,234	—	1,645	(332)	12/14/2012	1967
Citizens Bank	East Greenwich	RI	—	227	680	—	907	(183)	12/14/2012	1959
Citizens Bank	Johnston	RI	—	343	1,030	—	1,373	(284)	9/28/2012	1972
Citizens Bank	N. Providence	RI	1,445	200	1,800	—	2,000	(484)	12/31/2012	1971

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	N. Providence	RI	—	223	892	—	1,115	(240)	12/14/2012	1971
Citizens Bank	Providence	RI	—	300	899	—	1,199	(242)	12/14/2012	1960
Citizens Bank	Rumford	RI	—	352	654	—	1,006	(176)	12/14/2012	1977
Citizens Bank	Wakefield	RI	—	517	959	—	1,476	(265)	9/28/2012	1976
Citizens Bank	Warren	RI	—	328	609	—	937	(168)	9/28/2012	1980
Citizens Bank	Warwick	RI	—	1,870	8,828	697	11,395	(2,047)	9/24/2013	1995
Citizens Bank	Middlebury	VT	—	363	544	—	907	(146)	12/14/2012	1969
Citizens Bank	St. Albans	VT	—	141	798	—	939	(271)	8/1/2010	1989
Coborn's Liquor Store	Stanley	ND	—	1,163	5,037	—	6,200	(997)	2/21/2014	2014
Coborn's Liquor Store	Tioga	ND	—	1,065	4,581	—	5,646	(717)	6/26/2014	2014
Comcast	Englewood	CO	—	1,490	5,060	—	6,550	(1,109)	11/5/2013	1999
Community Bank	Lake Mary	FL	—	1,230	1,504	4	2,738	(340)	10/1/2013	1990
Community Bank	Whitehall	NY	—	106	600	—	706	(197)	8/1/2011	1995
CompUSA	Arlington	TX	1,770	2,437	1,467	127	4,031	(392)	2/7/2014	1992
ConAgra Foods	Omaha	NE	—	6,451	30,697	—	37,148	(3,587)	3/28/2014	1989
ConAgra Foods	Milton	PA	16,245	5,656	27,242	—	32,898	(4,943)	2/7/2014	1991
Conn's	Hurst	TX	—	497	1,990	—	2,487	(429)	5/19/2014	1999
Cooper Tire & Rubber	Franklin	IN	15,355	4,438	33,994	—	38,432	(8,554)	11/5/2013	2009
Cost Plus	La Quinta	CA	—	1,211	4,786	—	5,997	(997)	2/7/2014	2007
County of Yolo, CA	Woodland	CA	—	2,640	13,681	—	16,321	(2,679)	11/5/2013	2001
Cracker Barrel	Braselton	GA	2,935	1,294	2,403	—	3,697	(855)	11/13/2012	2005
Cracker Barrel	Bremen	GA	2,677	1,012	2,361	—	3,373	(840)	11/13/2012	2006
Cracker Barrel	Columbus	GA	—	912	3,153	—	4,065	(712)	2/7/2014	2003
Cracker Barrel	Greensboro	NC	—	1,632	2,495	—	4,127	(584)	2/7/2014	2005
Cracker Barrel	Mebane	NC	2,514	1,106	2,054	—	3,160	(731)	11/13/2012	2004
Cracker Barrel	Rocky Mount	NC	—	1,274	2,334	—	3,608	(562)	2/7/2014	2006
Cracker Barrel	Fort Mill	SC	—	1,301	2,721	—	4,022	(644)	2/7/2014	2006
Cracker Barrel	Piedmont	SC	—	1,630	2,927	—	4,557	(691)	2/7/2014	2005
Cracker Barrel	Abilene	TX	—	1,374	2,933	—	4,307	(695)	2/7/2014	2005
Cracker Barrel	San Antonio	TX	—	1,725	3,005	—	4,730	(668)	2/7/2014	2005
Cracker Barrel	Sherman	TX	—	557	3,744	—	4,301	(847)	2/7/2014	2007
Cracker Barrel	Bristol	VA	—	1,241	1,703	—	2,944	(489)	2/7/2014	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Cracker Barrel	Emporia	VA	2,435	972	2,267	—	3,239	(807)	11/13/2012	2004
Cracker Barrel	Waynesboro	VA	—	1,536	1,489	—	3,025	(519)	2/7/2014	2004
Cracker Barrel	Woodstock	VA	2,262	928	2,164	—	3,092	(770)	11/13/2012	2005
Crest Production Services	Pleasanton	TX	—	519	7,949	—	8,468	(2,255)	6/12/2014	2013
Crozer-Keystone Health	Ridley Park	PA	681	—	6,114	—	6,114	(1,374)	11/5/2013	1976
CVS	Hoover	AL	—	1,239	2,890	—	4,129	(802)	5/31/2013	2003
CVS	Meridianville	AL	1,927	1,045	3,057	—	4,102	(721)	2/7/2014	2008
CVS	Phoenix	AZ	5,025	1,511	4,533	4	6,048	(1,146)	10/1/2013	2012
CVS	Phoenix	AZ	3,015	901	2,704	15	3,620	(684)	10/1/2013	2012
CVS	City Of Industry	CA	2,500	1,224	3,202	—	4,426	(651)	2/7/2014	2009
CVS	Fresno	CA	5,045	1,890	4,409	16	6,315	(1,115)	10/1/2013	2012
CVS	Palmdale	CA	5,226	2,493	4,630	17	7,140	(1,171)	10/1/2013	2012
CVS	Sacramento	CA	4,724	2,163	4,016	19	6,198	(1,016)	10/1/2013	2012
CVS	Norwich	CT	5,454	1,998	5,995	15	8,008	(1,515)	10/1/2013	2011
CVS	Dover	DE	2,046	4,081	—	—	4,081	—	2/7/2014	2010
CVS	Auburndale	FL	1,565	1,418	2,038	—	3,456	(443)	2/7/2014	1999
CVS	Boca Raton	FL	2,625	—	3,560	—	3,560	(850)	2/7/2014	2009
CVS	Ft. Myers	FL	3,025	2,335	3,502	—	5,837	(838)	2/7/2014	2009
CVS	Gulf Breeze	FL	1,079	545	—	—	545	—	2/7/2014	2009
CVS	Jacksonville	FL	3,715	2,240	4,323	—	6,563	(951)	2/7/2014	2009
CVS	Lakeland	FL	2,258	587	2,347	16	2,950	(594)	10/1/2013	2012
CVS	Naples	FL	2,675	—	4,164	—	4,164	(914)	2/7/2014	2009
CVS	New Port Richey	FL	1,618	1,149	2,966	—	4,115	(637)	2/7/2014	2004
CVS	St. Augustine	FL	—	1,264	3,674	—	4,938	(804)	2/7/2014	2008
CVS	St. Cloud	FL	2,626	1,534	1,875	—	3,409	(530)	4/12/2013	2002
CVS	Alpharetta	GA	—	572	858	(12)	1,418	(263)	9/28/2012	1994
CVS	Ringgold	GA	1,948	1,346	2,939	—	4,285	(695)	2/7/2014	2007
CVS	Stockbridge	GA	—	855	1,283	—	2,138	(375)	2/28/2013	1998
CVS	Vidalia	GA	—	368	1,105	—	1,473	(341)	9/28/2012	2000
CVS	Northbrook	IL	25,155	3,471	41,765	1,112	46,348	(7,467)	2/7/2014	1980
CVS	Edinburgh	IN	—	420	1,530	—	1,950	(363)	2/24/2014	1998
CVS	Evansville	IN	1,850	227	3,060	—	3,287	(660)	2/7/2014	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Franklin	IN	—	310	2,787	(5)	3,092	(902)	3/29/2012	1999
CVS	Mishawaka	IN	2,258	409	4,532	—	4,941	(989)	2/7/2014	2007
CVS	Tipton	IN	—	311	1,726	—	2,037	(408)	2/24/2014	1998
CVS	Lawrence	KS	2,908	837	4,392	—	5,229	(959)	2/7/2014	2009
CVS	Mandeville	LA	4,020	2,385	2,915	16	5,316	(738)	10/1/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Metairie	LA	4,121	1,895	3,519	16	5,430	(890)	10/1/2013	2012
CVS	New Orleans	LA	3,719	2,439	2,439	16	4,894	(618)	10/1/2013	2012
CVS	Slidell	LA	4,355	1,142	4,568	16	5,726	(1,155)	10/1/2013	2012
CVS	Hingham	MA	5,695	1,873	5,619	15	7,507	(1,420)	10/1/2013	2012
CVS	Malden	MA	5,360	1,757	5,271	14	7,042	(1,332)	10/1/2013	2012
CVS	Detroit	MI	—	270	2,427	(5)	2,692	(709)	2/28/2013	1999
CVS	Harper Woods	MI	—	499	2,829	—	3,328	(827)	2/28/2013	1999
CVS	Minneapolis	MN	—	266	4,693	—	4,959	(912)	2/7/2014	2009
CVS	Independence	MO	—	780	3,121	—	3,901	(686)	5/19/2014	2000
CVS	St. Joseph	MO	3,015	1,022	3,067	16	4,105	(776)	10/1/2013	2012
CVS	Southaven	MS	3,030	1,849	3,217	—	5,066	(830)	2/7/2014	2009
CVS	Southaven	MS	4,270	1,281	4,100	—	5,381	(1,036)	2/7/2014	2009
CVS	Beaufort	NC	2,781	378	3,404	16	3,798	(861)	10/1/2013	2011
CVS	Charlotte	NC	—	1,185	2,176	—	3,361	(452)	2/7/2014	2008
CVS	Eden	NC	—	836	1,450	—	2,286	(317)	2/7/2014	1998
CVS	Kernersville	NC	—	960	1,313	—	2,273	(285)	2/7/2014	1998
CVS	Weaverville	NC	3,098	1,998	4,307	—	6,305	(1,008)	2/7/2014	2009
CVS	Cherry Hill	NJ	—	2,255	—	—	2,255	—	2/7/2014	2011
CVS	Edison	NJ	—	3,318	—	—	3,318	—	2/7/2014	2008
CVS	Lawrenceville	NJ	5,170	2,674	6,412	—	9,086	(1,377)	2/7/2014	2009
CVS	Albuquerque	NM	3,719	975	3,899	16	4,890	(986)	10/1/2013	2011
CVS	Albuquerque	NM	3,920	1,029	4,118	17	5,164	(1,042)	10/1/2013	2011
CVS	Las Cruces	NM	4,925	1,295	5,178	17	6,490	(1,309)	10/1/2013	2012
CVS	North Las Vegas	NV	3,268	1,374	3,207	—	4,581	(998)	8/22/2012	2004
CVS	Sparks	NV	—	486	5,894	—	6,380	(1,298)	2/7/2014	2009
CVS	Henrietta	NY	—	965	1,180	(2)	2,143	(358)	11/8/2012	1997
CVS	Mineola	NY	2,280	—	5,120	—	5,120	(1,076)	2/7/2014	2008
CVS	Warren	OH	—	560	1,622	—	2,182	(351)	2/7/2014	2008
CVS	Oklahoma City	OK	—	569	1,609	—	2,178	(331)	2/7/2014	1996
CVS	The Village	OK	3,425	520	4,730	—	5,250	(1,026)	2/7/2014	2009
CVS	Tulsa	OK	2,446	950	2,216	16	3,182	(561)	10/1/2013	2010
CVS	Freeland	PA	982	122	1,096	—	1,218	(341)	8/8/2012	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Mechanicsburg	PA	3,582	1,155	3,465	—	4,620	(1,052)	11/29/2012	2008
CVS	New Castle	PA	—	412	2,337	—	2,749	(716)	10/31/2012	1999
CVS	Shippensburg	PA	1,859	351	1,988	—	2,339	(582)	2/8/2013	2002
CVS	Titusville	PA	—	670	683	—	1,353	(309)	2/7/2014	1998
CVS	Towanda	PA	878	—	877	—	877	(248)	4/24/2013	2003
CVS	Anderson	SC	—	623	1,389	—	2,012	(291)	2/7/2014	1998
CVS	Cayce	SC	—	1,750	2,701	—	4,451	(651)	2/7/2014	2009
CVS	Columbia	SC	2,278	—	2,811	—	2,811	(752)	7/2/2013	2006
CVS	Greenville	SC	—	169	1,520	—	1,689	(445)	2/28/2013	1997
CVS	Greenville	SC	—	1,108	1,816	—	2,924	(411)	2/7/2014	1998
CVS	Piedmont	SC	—	836	1,206	—	2,042	(249)	2/7/2014	1998
CVS	Jackson	TN	3,082	1,209	2,822	16	4,047	(714)	10/1/2013	2012
CVS	Knoxville	TN	2,613	1,190	2,210	16	3,416	(560)	10/1/2013	2011
CVS	Nashville	TN	—	203	1,148	(4)	1,347	(354)	9/28/2012	1996
CVS	Converse	TX	3,538	1,390	3,243	15	4,648	(821)	10/1/2013	2011
CVS	Dumas	TX	2,312	846	2,537	16	3,399	(642)	10/1/2013	2011
CVS	Duncanville	TX	—	670	2,681	—	3,351	(594)	5/19/2014	2000
CVS	Edinburg	TX	—	1,179	3,060	—	4,239	(697)	2/7/2014	2008
CVS	Elsa	TX	2,814	915	2,744	16	3,675	(694)	10/1/2013	2011
CVS	Ft . Worth	TX	4,147	2,453	3,679	15	6,147	(931)	10/1/2013	2011
CVS	Gainesville	TX	2,215	341	3,334	—	3,675	(701)	2/7/2014	2003
CVS	San Antonio	TX	3,806	1,996	2,993	15	5,004	(757)	10/1/2013	2011
CVS	San Antonio	TX	4,422	2,034	3,778	15	5,827	(955)	10/1/2013	2011
CVS	San Antonio	TX	2,660	868	2,605	16	3,489	(660)	10/1/2013	2012
CVS	San Juan	TX	2,345	610	2,441	16	3,067	(618)	10/1/2013	2012
CVS	Hardy	VA	2,035	686	2,059	—	2,745	(571)	5/16/2013	2005
CVS	Lynchburg	VA	1,748	914	2,987	70	3,971	(657)	2/7/2014	1999
CVS	Madison Heights	VA	1,592	1,015	2,589	68	3,672	(561)	2/7/2014	1997
CVS	Norfolk	VA	2,399	697	2,789	16	3,502	(706)	10/1/2013	2011
CVS	Portsmouth	VA	3,367	1,230	3,690	16	4,936	(933)	10/1/2013	2012
CVS	Roanoke	VA	2,269	825	2,474	14	3,313	(626)	10/1/2013	2011
CVS	Virginia Beach	VA	3,114	683	3,868	14	4,565	(978)	10/1/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Williamsburg	VA	4,115	907	5,137	16	6,060	(1,299)	10/1/2013	2011
Dahl's	Des Moines	IA	—	628	3,947	—	4,575	(857)	2/7/2014	1947
Dahl's	Des Moines	IA	—	1,163	1,649	—	2,812	(361)	2/7/2014	1959
Dahl's	Des Moines	IA	—	2,871	11,761	—	14,632	(2,490)	2/7/2014	2011
Dahl's	Johnston	IA	—	3,202	6,644	—	9,846	(1,444)	2/7/2014	2000
Dairy Queen	Mauldin	SC	—	133	—	—	133	—	6/27/2013	1995
Dairy Queen	Alto	TX	—	50	110	—	160	(27)	6/27/2013	1995
Dairy Queen	Pineland	TX	—	40	120	—	160	(30)	6/27/2013	1995
Dairy Queen	Silsbee	TX	—	60	100	—	160	(25)	6/27/2013	1995
Dairy Queen	Woodville	TX	—	98	65	—	163	(15)	7/31/2013	1980
DaVita Dialysis	Osceola	AR	—	137	1,232	—	1,369	(277)	3/28/2013	2009
DaVita Dialysis	Casselberry	FL	—	392	2,320	—	2,712	(427)	2/7/2014	2007
DaVita Dialysis	Palatka	FL	—	207	1,173	—	1,380	(250)	6/5/2013	2013
DaVita Dialysis	Sanford	FL	—	530	2,793	—	3,323	(478)	2/7/2014	2005
DaVita Dialysis	Augusta	GA	—	118	1,818	—	1,936	(274)	2/7/2014	2000
DaVita Dialysis	Douglasville	GA	—	119	1,858	—	1,977	(281)	2/7/2014	2001
DaVita Dialysis	Ft. Wayne	IN	—	394	2,963	(7)	3,350	(471)	2/7/2014	2008
DaVita Dialysis	Hiawatha	KS	—	69	1,302	—	1,371	(283)	5/30/2013	2012
DaVita Dialysis	New Orleans	LA	—	511	2,237	—	2,748	(301)	9/30/2014	2010
DaVita Dialysis	Allen Park	MI	—	209	1,885	—	2,094	(512)	12/31/2012	1955
DaVita Dialysis	Grand Rapids	MI	—	215	1,794	—	2,009	(312)	2/7/2014	1997
DaVita Dialysis	Clinton	MO	—	128	896	—	1,024	(168)	2/26/2014	2003
DaVita Dialysis	St. Pauls	NC	—	138	1,246	—	1,384	(256)	8/2/2013	2006
DaVita Dialysis	Akron	OH	—	312	1,994	—	2,306	(342)	3/31/2014	1932
DaVita Dialysis	Cincinnati	OH	—	219	878	(2)	1,095	(197)	3/28/2013	2008
DaVita Dialysis	Georgetown	OH	—	125	706	(1)	830	(159)	3/28/2013	2009
DaVita Dialysis	Willow Grove	PA	—	311	3,886	36	4,233	(616)	2/7/2014	1989
DaVita Dialysis	Hartsville	SC	—	126	1,136	—	1,262	(247)	5/30/2013	2013
DaVita Dialysis	Beeville	TX	—	99	1,879	—	1,978	(510)	12/31/2012	1979
DaVita Dialysis	Federal Way	WA	17,751	1,929	22,357	—	24,286	(7,080)	11/21/2012	2000
Del Monte	Lathrop	CA	—	3,414	41,318	526	45,258	(10,419)	11/5/2013	1993
Denny's	Mesa	AZ	—	1,089	891	—	1,980	(236)	7/31/2013	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Denny's	Peoria	AZ	—	310	457	—	767	(119)	6/27/2013	1995
Denny's	Phoenix	AZ	—	825	1,237	—	2,062	(328)	7/31/2013	2005
Denny's	Scottsdale	AZ	—	736	491	—	1,227	(130)	7/31/2013	1980
Denny's	Tempe	AZ	—	378	245	—	623	(60)	6/27/2013	1980
Denny's	Tempe	AZ	—	1,567	844	—	2,411	(224)	7/31/2013	1995
Denny's	Idaho Falls	ID	—	196	432	—	628	(100)	6/27/2013	1995
Denny's	Merriam	KS	—	390	1,150	—	1,540	(294)	6/27/2013	1995
Denny's	Topeka	KS	—	630	446	—	1,076	(114)	6/27/2013	1995
Denny's	Bloomington	MN	—	1,184	—	—	1,184	—	7/31/2013	1995
Denny's	Branson	MO	—	620	2,209	—	2,829	(565)	6/27/2013	1995
Denny's	Kansas City	MO	—	750	686	—	1,436	(175)	6/27/2013	1995
Denny's	N. Kansas City	MO	—	630	937	—	1,567	(240)	6/27/2013	1995
Denny's	Sedalia	MO	—	500	783	—	1,283	(200)	6/27/2013	1995
Denny's	Black Mountain	NC	—	210	505	—	715	(129)	6/27/2013	1995
Denny's	Mooresville	NC	—	250	841	—	1,091	(215)	6/27/2013	1995
Denny's	Henrietta	NY	—	361	241	—	602	(64)	7/31/2013	1970
Denny's	Watertown	NY	—	330	1,107	—	1,437	(283)	6/27/2013	1995
Denny's	Fremont	OH	—	320	975	—	1,295	(249)	6/27/2013	1995
Denny's	Marion	OH	—	115	390	—	505	(102)	6/27/2013	1989
Denny's	Ontario	OR	—	240	1,067	—	1,307	(273)	6/27/2013	1995
Denny's	Greenville	SC	—	570	554	—	1,124	(142)	6/27/2013	1995
Denny's	Pasadena	TX	—	500	1,316	—	1,816	(336)	6/27/2013	1995
Dick's Sporting Goods	Fort Gratiot	MI	—	722	7,743	—	8,465	(1,680)	2/7/2014	2010
Dick's Sporting Goods	Moore	OK	—	1,243	10,426	13	11,682	(2,224)	2/7/2014	2012
Dick's Sporting Goods	Charleston	SC	—	3,733	5,025	—	8,758	(1,128)	2/7/2014	2005
Dick's Sporting Goods	Jackson	TN	—	1,346	6,106	—	7,452	(1,314)	2/7/2014	2007
DJO, LLC	Vista	CA	—	3,732	16,868	—	20,600	(8,012)	8/15/2014	2006
Dollar General	Andalusia	AL	—	317	914	—	1,231	(85)	7/24/2014	2014
Dollar General	Birmingham	AL	—	156	882	—	1,038	(261)	6/6/2012	2012
Dollar General	Bremen	AL	—	59	1,017	—	1,076	(165)	9/29/2014	2014
Dollar General	Butler	AL	—	338	1,093	—	1,431	(235)	3/28/2014	2014
Dollar General	Childersburg	AL	—	328	986	—	1,314	(217)	2/7/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Chunchula	AL	—	174	697	—	871	(210)	4/26/2012	2012
Dollar General	Cullman	AL	—	331	780	—	1,111	(168)	3/28/2014	2013
Dollar General	Cullman	AL	—	221	861	—	1,082	(127)	9/26/2014	2014
Dollar General	Frisco City	AL	—	121	836	—	957	(184)	2/26/2014	2014
Dollar General	Gardendale	AL	—	142	805	—	947	(235)	8/9/2012	2012
Dollar General	Hartselle	AL	—	473	983	—	1,456	(217)	2/7/2014	2013
Dollar General	Headland	AL	—	387	1,091	—	1,478	(171)	8/13/2014	2014
Dollar General	Mobile	AL	—	207	1,039	—	1,246	(226)	2/7/2014	2013
Dollar General	Moulton	AL	—	517	1,207	—	1,724	(363)	4/26/2012	2012
Dollar General	Mt. Vernon	AL	—	260	1,402	—	1,662	(307)	2/7/2014	2013
Dollar General	Ohatchee	AL	—	97	942	—	1,039	(163)	4/17/2014	2014
Dollar General	Phenix City	AL	—	267	929	—	1,196	(200)	2/7/2014	2012
Dollar General	Phenix City	AL	—	386	1,104	—	1,490	(242)	2/7/2014	2013
Dollar General	Red Level	AL	300	120	680	—	800	(214)	10/31/2011	2010
Dollar General	Sylacauga	AL	—	120	968	—	1,088	(208)	2/7/2014	2013
Dollar General	Tarrant	AL	—	217	869	—	1,086	(269)	12/12/2011	2011
Dollar General	Troy	AL	—	67	963	—	1,030	(209)	2/7/2014	2013
Dollar General	Tuscaloosa	AL	300	133	756	—	889	(234)	12/30/2011	2011
Dollar General	Vance	AL	—	191	731	—	922	(157)	3/28/2014	2014
Dollar General	Ash Flat	AR	—	44	132	(2)	174	(39)	6/19/2012	1997
Dollar General	Batesville	AR	—	32	285	7	324	(71)	7/25/2013	1998
Dollar General	Batesville	AR	—	42	374	26	442	(94)	7/25/2013	1999
Dollar General	Beebe	AR	—	51	478	—	529	(117)	7/25/2013	1999
Dollar General	Bella Vista	AR	—	129	302	—	431	(94)	11/10/2011	2005
Dollar General	Bergman	AR	—	113	639	—	752	(188)	7/2/2012	2011
Dollar General	Blytheville	AR	—	30	285	—	315	(70)	7/25/2013	2000
Dollar General	Carlisle	AR	—	13	245	(2)	256	(76)	11/10/2011	2005
Dollar General	Des Arc	AR	—	56	508	53	617	(128)	7/25/2013	1999
Dollar General	Dumas	AR	—	46	412	24	482	(103)	7/25/2013	2000
Dollar General	Flippin	AR	—	53	64	(1)	116	(19)	6/19/2012	1994
Dollar General	Gassville	AR	—	54	325	—	379	(80)	7/25/2013	1999
Dollar General	Green Forest	AR	—	52	303	—	355	(94)	11/10/2011	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Higden	AR	—	52	469	75	596	(117)	7/25/2013	1995
Dollar General	Lake Village	AR	—	64	362	29	455	(91)	7/25/2013	1995
Dollar General	Lepanto	AR	—	43	389	—	432	(97)	7/25/2013	1995
Dollar General	Little Rock	AR	—	73	412	13	498	(103)	7/25/2013	1995
Dollar General	Marvell	AR	—	40	364	107	511	(90)	7/25/2013	1995
Dollar General	Maynard	AR	—	73	654	—	727	(185)	12/4/2012	1995
Dollar General	Mcgehee	AR	—	25	228	29	282	(57)	7/25/2013	1998
Dollar General	Quitman	AR	—	45	426	—	471	(103)	7/25/2013	2001
Dollar General	Searcy	AR	—	29	263	12	304	(66)	7/25/2013	1998
Dollar General	Tuckerman	AR	—	49	280	80	409	(70)	7/25/2013	1999
Dollar General	White Hall	AR	—	43	388	—	431	(97)	7/25/2013	1999
Dollar General	Wooster	AR	—	74	664	—	738	(187)	12/4/2012	1995
Dollar General	Grand Ridge	FL	300	76	684	—	760	(212)	12/30/2011	2010
Dollar General	Kissimmee	FL	970	643	1,071	—	1,714	(213)	2/7/2014	2011
Dollar General	Lakeland	FL	—	413	1,810	—	2,223	(385)	2/7/2014	2012
Dollar General	Molino	FL	400	178	1,007	—	1,185	(317)	10/31/2011	2011
Dollar General	Palatka	FL	—	113	1,196	—	1,309	(244)	5/7/2014	2013
Dollar General	Panama City	FL	—	139	312	—	451	(83)	6/19/2012	1987
Dollar General	Guyton	GA	—	213	852	—	1,065	(217)	6/3/2013	2011
Dollar General	Lyerly	GA	—	251	992	—	1,243	(213)	2/7/2014	2012
Dollar General	Shiloh	GA	—	150	743	—	893	(168)	8/13/2014	2014
Dollar General	Thomaston	GA	—	308	972	—	1,280	(213)	2/7/2014	2013
Dollar General	Cedar Falls	IA	—	96	862	—	958	(212)	8/28/2013	2013
Dollar General	Center Point	IA	—	136	772	—	908	(218)	12/31/2012	2012
Dollar General	Chariton	IA	—	165	934	—	1,099	(272)	8/31/2012	2012
Dollar General	Eagle Grove	IA	—	100	902	—	1,002	(226)	7/9/2013	2013
Dollar General	Estherville	IA	—	226	903	—	1,129	(259)	10/25/2012	2012
Dollar General	Hampton	IA	—	188	751	—	939	(229)	2/1/2012	2012
Dollar General	Lake Mills	IA	—	81	728	—	809	(222)	2/1/2012	2012
Dollar General	Nashua	IA	—	136	768	—	904	(222)	9/6/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Ottumwa	IA	—	143	812	—	955	(226)	1/31/2013	2012
Dollar General	Altamont	IL	—	211	844	—	1,055	(256)	3/9/2012	2012
Dollar General	Carthage	IL	—	48	908	—	956	(264)	8/31/2012	2012
Dollar General	Desoto	IL	—	138	784	—	922	(211)	3/26/2013	2013
Dollar General	Fairbury	IL	—	96	867	—	963	(221)	6/7/2013	2013
Dollar General	Galatia	IL	—	87	1,008	—	1,095	(144)	7/29/2014	2014
Dollar General	Henry	IL	—	104	934	—	1,038	(243)	5/23/2013	2013
Dollar General	Jacksonville	IL	—	145	823	—	968	(240)	8/31/2012	2012
Dollar General	Jonesboro	IL	—	77	309	—	386	(97)	11/10/2011	2007
Dollar General	Lexington	IL	—	100	899	—	999	(260)	9/21/2012	2012
Dollar General	Mackinaw	IL	—	149	1,011	—	1,160	(223)	2/25/2014	2013
Dollar General	Mahomet	IL	—	292	877	—	1,169	(215)	8/22/2013	2013
Dollar General	Marion	IL	—	153	867	—	1,020	(251)	9/24/2012	1995
Dollar General	Minonk	IL	—	56	1,034	—	1,090	(152)	7/2/2014	2014
Dollar General	Mount Morris	IL	—	97	877	—	974	(247)	12/17/2012	2012
Dollar General	Park Forest	IL	—	390	1,036	—	1,426	(141)	8/1/2014	2013
Dollar General	Pittsburg	IL	—	97	915	—	1,012	(196)	3/31/2014	2014
Dollar General	Rockford	IL	—	464	597	27	1,088	(97)	6/18/2014	2014
Dollar General	Roodhouse	IL	—	207	829	—	1,036	(234)	12/31/2012	1995
Dollar General	Savanna	IL	—	273	1,093	—	1,366	(308)	12/31/2012	2012
Dollar General	South Pekin	IL	—	104	933	—	1,037	(229)	8/14/2013	2013
Dollar General	Bainbridge	IN	—	131	765	—	896	(111)	9/22/2014	2010
Dollar General	Medaryville	IN	—	96	914	—	1,010	(212)	7/31/2014	2014
Dollar General	Monroeville	IN	—	112	636	—	748	(197)	12/22/2011	2011
Dollar General	Porter	IN	—	243	995	—	1,238	(97)	5/29/2014	2014
Dollar General	Rensselaer	IN	—	111	957	—	1,068	(157)	7/30/2014	2014
Dollar General	Richland	IN	—	156	887	—	1,043	(96)	4/30/2014	2014
Dollar General	Schneider	IN	—	124	1,010	—	1,134	(143)	9/17/2014	2014
Dollar General	Auburn	KS	—	42	801	—	843	(233)	8/31/2012	2009
Dollar General	Cottonwood Falls	KS	—	89	802	—	891	(234)	8/31/2012	2009
Dollar General	Erie	KS	—	42	790	—	832	(230)	8/31/2012	2009
Dollar General	Garden City	KS	—	136	771	—	907	(225)	8/31/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Harper	KS	—	91	818	—	909	(238)	8/31/2012	2009
Dollar General	Humboldt	KS	—	44	828	—	872	(241)	8/31/2012	2010
Dollar General	Kingman	KS	—	142	804	—	946	(234)	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	40	765	—	805	(223)	8/31/2012	2010
Dollar General	Minneapolis	KS	—	43	816	—	859	(238)	8/31/2012	2010
Dollar General	Pomona	KS	—	42	796	—	838	(232)	8/31/2012	2010
Dollar General	Sedan	KS	—	42	792	—	834	(231)	8/31/2012	2009
Dollar General	Syracuse	KS	—	43	817	—	860	(238)	8/31/2012	2010
Dollar General	Berea	KY	—	138	781	—	919	(203)	5/30/2013	2012
Dollar General	Coldiron	KY	—	187	747	—	934	(194)	5/30/2013	2013
Dollar General	East Bernstadt	KY	—	141	799	—	940	(208)	5/30/2013	2012
Dollar General	Eubank	KY	—	137	775	—	912	(201)	5/30/2013	2013
Dollar General	Monticello	KY	—	251	867	—	1,118	(181)	4/25/2014	2012
Dollar General	Nancy	KY	—	81	733	—	814	(220)	4/26/2012	2011
Dollar General	Whitesburg	KY	—	211	845	—	1,056	(220)	5/30/2013	2012
Dollar General	Bastrop	LA	—	148	838	—	986	(210)	7/1/2013	2013
Dollar General	Choudrant	LA	300	83	745	—	828	(228)	2/6/2012	2011
Dollar General	Converse	LA	—	84	756	—	840	(218)	9/26/2012	2012
Dollar General	Doyline	LA	—	88	793	—	881	(226)	11/27/2012	2012
Dollar General	Gardner	LA	—	138	784	—	922	(238)	3/8/2012	2012
Dollar General	Grambling	LA	—	597	719	—	1,316	(165)	2/7/2014	2012
Dollar General	Jonesville	LA	—	103	929	—	1,032	(269)	9/27/2012	2012
Dollar General	Keithville	LA	—	83	750	—	833	(220)	7/26/2012	2012
Dollar General	Lake Charles	LA	—	102	919	—	1,021	(281)	2/29/2012	2012
Dollar General	Lake Charles	LA	—	406	770	—	1,176	(169)	2/7/2014	2012
Dollar General	Mangham	LA	300	40	759	—	799	(232)	2/6/2012	2011
Dollar General	Monroe	LA	400	97	869	—	966	(265)	2/6/2012	2011
Dollar General	Mount Hermon	LA	400	94	842	—	936	(257)	2/6/2012	2009
Dollar General	New Iberia	LA	—	315	736	—	1,051	(221)	4/26/2012	2011
Dollar General	Patterson	LA	—	259	1,035	—	1,294	(311)	4/26/2012	2011
Dollar General	Sarepta	LA	—	131	743	—	874	(217)	8/9/2012	2011
Dollar General	St. Martinville	LA	—	175	1,028	—	1,203	(225)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Thibodaux	LA	—	234	1,146	—	1,380	(253)	2/7/2014	2012
Dollar General	West Monroe	LA	—	153	869	—	1,022	(263)	3/9/2012	1995
Dollar General	Zachary	LA	—	248	743	—	991	(224)	4/26/2012	2011
Dollar General	Adams	MA	—	254	1,016	—	1,270	(240)	10/10/2013	2012
Dollar General	Bangor	MI	—	173	691	—	864	(203)	7/10/2012	2012
Dollar General	Bronson	MI	—	97	436	—	533	(163)	8/6/2014	1965
Dollar General	Cadillac	MI	—	187	747	—	934	(226)	3/16/2012	2012
Dollar General	Camden	MI	—	138	781	—	919	(214)	2/27/2013	2013
Dollar General	Carleton	MI	—	222	666	—	888	(202)	3/16/2012	2011
Dollar General	Covert	MI	—	37	704	—	741	(205)	8/30/2012	2012
Dollar General	Durand	MI	—	181	726	—	907	(217)	5/18/2012	2012
Dollar General	East Jordan	MI	—	125	709	—	834	(208)	7/10/2012	2012
Dollar General	Flint	MI	—	83	743	—	826	(222)	5/18/2012	2012
Dollar General	Flint	MI	—	91	820	—	911	(235)	10/31/2012	2012
Dollar General	Gaylord	MI	—	172	687	—	859	(202)	7/10/2012	2012
Dollar General	Iron River	MI	—	86	777	—	863	(226)	8/30/2012	2012
Dollar General	Manchester	MI	—	213	853	—	1,066	(234)	2/27/2013	2013
Dollar General	Manistique	MI	—	155	876	—	1,031	(240)	2/27/2013	2012
Dollar General	Melvindale	MI	—	242	967	—	1,209	(286)	6/26/2012	2012
Dollar General	Mount Morris	MI	—	110	988	—	1,098	(271)	2/27/2013	2012
Dollar General	Negaunee	MI	—	87	779	—	866	(227)	8/30/2012	2012
Dollar General	Rapid City	MI	—	179	716	—	895	(196)	2/27/2013	2012
Dollar General	Romulus	MI	—	199	794	—	993	(217)	2/27/2013	2011
Dollar General	Roscommon	MI	—	87	781	—	868	(228)	8/30/2012	2012
Dollar General	Wakefield	MI	—	88	794	—	882	(224)	12/19/2012	2012
Dollar General	Albert Lea	MN	—	223	551	(46)	728	(89)	5/30/2014	1960
Dollar General	Annandale	MN	—	212	848	—	1,060	(208)	8/2/2013	2013
Dollar General	Barnesville	MN	—	86	841	—	927	(184)	2/26/2014	2014
Dollar General	Cohasset	MN	—	87	964	—	1,051	(196)	5/2/2014	2013
Dollar General	Ely	MN	—	174	944	—	1,118	(101)	4/30/2014	2014
Dollar General	Hawley	MN	—	89	803	—	892	(190)	10/16/2013	2013
Dollar General	Melrose	MN	—	96	863	—	959	(243)	12/17/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Milaca	MN	—	102	916	—	1,018	(221)	9/24/2013	2013
Dollar General	Montgomery	MN	—	87	783	—	870	(221)	12/17/2012	2012
Dollar General	Olivia	MN	—	98	884	—	982	(246)	1/31/2013	2012
Dollar General	Pequot Lakes	MN	—	155	880	—	1,035	(216)	8/22/2013	2013
Dollar General	Richmond	MN	—	96	836	—	932	(182)	2/20/2014	2014
Dollar General	Roseau	MN	—	143	808	—	951	(191)	10/30/2013	2013
Dollar General	Rush City	MN	—	126	716	—	842	(210)	7/25/2012	2012
Dollar General	Springfield	MN	—	88	795	—	883	(224)	12/26/2012	2012
Dollar General	Staples	MN	—	150	848	—	998	(205)	9/4/2013	2013
Dollar General	Virginia	MN	—	147	831	—	978	(232)	1/14/2013	2012
Dollar General	Appleton City	MO	—	22	124	—	146	(39)	11/10/2011	2004
Dollar General	Ash Grove	MO	—	35	315	—	350	(98)	11/10/2011	2006
Dollar General	Ashland	MO	—	70	398	37	505	(123)	11/10/2011	2006
Dollar General	Aurora	MO	—	98	881	—	979	(241)	2/28/2013	2013
Dollar General	Auxvasse	MO	300	72	650	—	722	(203)	11/22/2011	2011
Dollar General	Belton	MO	—	105	948	—	1,053	(276)	8/3/2012	2012
Dollar General	Berkeley	MO	—	132	748	—	880	(215)	10/9/2012	2012
Dollar General	Bernie	MO	—	35	314	—	349	(98)	11/10/2011	2007
Dollar General	Billings	MO	—	139	790	—	929	(187)	10/17/2013	2013
Dollar General	Bloomfield	MO	—	23	215	—	238	(66)	11/10/2011	2005
Dollar General	Cardwell	MO	—	89	805	—	894	(235)	8/24/2012	2012
Dollar General	Carterville	MO	—	10	192	—	202	(60)	11/10/2011	2004
Dollar General	Caruthersville	MO	—	98	878	—	976	(254)	9/27/2012	2012
Dollar General	Caulfield	MO	—	139	789	—	928	(223)	12/31/2012	2012
Dollar General	Clarkton	MO	—	19	354	—	373	(111)	11/10/2011	2007
Dollar General	Clever	MO	—	136	542	—	678	(161)	6/19/2012	2010
Dollar General	Conway	MO	300	37	694	—	731	(217)	11/22/2011	2011
Dollar General	De Soto	MO	—	101	912	—	1,013	(250)	2/14/2013	2013
Dollar General	Diamond	MO	—	44	175	—	219	(55)	11/10/2011	2005
Dollar General	Doolittle	MO	—	137	778	—	915	(191)	8/2/2013	2013
Dollar General	Eagle Rock	MO	—	133	786	—	919	(172)	2/26/2014	2014
Dollar General	Edina	MO	—	127	722	—	849	(209)	9/13/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Eldon	MO	—	52	986	—	1,038	(270)	2/14/2013	2013
Dollar General	Ellsinore	MO	—	30	579	—	609	(181)	11/10/2011	2010
Dollar General	Gower	MO	—	118	668	—	786	(195)	8/31/2012	2012
Dollar General	Hallsville	MO	—	29	263	(6)	286	(81)	11/10/2011	2004
Dollar General	Hawk Point	MO	—	177	709	—	886	(206)	8/24/2012	2012
Dollar General	Humansville	MO	—	69	277	—	346	(82)	6/19/2012	2007
Dollar General	Jennings	MO	—	445	826	—	1,271	(243)	7/13/2012	2012
Dollar General	Joplin	MO	—	144	816	—	960	(189)	11/12/2013	2013
Dollar General	Kansas City	MO	—	313	731	—	1,044	(211)	9/21/2012	2012
Dollar General	King City	MO	300	33	625	—	658	(195)	11/22/2011	2010
Dollar General	Laurie	MO	—	102	918	—	1,020	(213)	11/15/2013	2013
Dollar General	Lawson	MO	—	29	162	(3)	188	(50)	11/10/2011	2003
Dollar General	Lebanon	MO	—	177	708	—	885	(205)	9/24/2012	2012
Dollar General	Lebanon	MO	—	278	835	—	1,113	(241)	9/21/2012	2012
Dollar General	Lexington	MO	—	149	846	—	995	(204)	9/13/2013	2013
Dollar General	Licking	MO	300	76	688	—	764	(215)	11/22/2011	2010
Dollar General	Lilbourn	MO	—	62	554	—	616	(173)	11/10/2011	2010
Dollar General	Lonedell	MO	—	208	833	—	1,041	(220)	4/26/2013	2013
Dollar General	Malden	MO	—	108	974	—	1,082	(239)	8/2/2013	2013
Dollar General	Marble Hill	MO	—	104	935	—	1,039	(270)	9/11/2012	2012
Dollar General	Marionville	MO	—	89	797	—	886	(228)	10/31/2012	2012
Dollar General	Marthasville	MO	300	41	782	—	823	(239)	2/1/2012	2011
Dollar General	Maysville	MO	300	107	607	—	714	(191)	10/31/2011	2010
Dollar General	Morehouse	MO	—	87	783	—	870	(226)	9/7/2012	2012
Dollar General	New Haven	MO	—	176	702	—	878	(211)	4/27/2012	2012
Dollar General	Oak Grove	MO	—	27	106	64	197	(32)	6/19/2012	1999
Dollar General	Oran	MO	—	83	747	—	830	(226)	3/30/2012	2012
Dollar General	Osceola	MO	—	93	835	—	928	(229)	2/19/2013	2012
Dollar General	Ozark	MO	—	190	758	—	948	(228)	4/27/2012	2012
Dollar General	Ozark	MO	—	149	842	—	991	(243)	9/24/2012	2012
Dollar General	Pacific	MO	—	151	853	—	1,004	(253)	6/6/2012	2012
Dollar General	Palmyra	MO	—	40	225	(3)	262	(66)	6/19/2012	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Plattsburg	MO	—	44	843	—	887	(246)	8/9/2012	2012
Dollar General	Qulin	MO	—	30	573	(8)	595	(178)	11/10/2011	2009
Dollar General	Robertsville	MO	—	131	744	—	875	(217)	8/24/2012	2011
Dollar General	Rocky Mount	MO	—	88	789	—	877	(230)	8/31/2012	2012
Dollar General	Rolla	MO	—	209	835	—	1,044	(205)	8/21/2013	2013
Dollar General	Savannah	MO	—	270	811	—	1,081	(199)	8/23/2013	2013
Dollar General	Sedadia	MO	—	273	637	—	910	(184)	9/7/2012	2012
Dollar General	Senath	MO	—	61	552	—	613	(163)	6/19/2012	2010
Dollar General	Seneca	MO	—	47	189	180	416	(56)	6/19/2012	1962
Dollar General	Shelbina	MO	—	101	911	—	1,012	(237)	5/22/2013	2013
Dollar General	Sikeston	MO	—	56	1,056	—	1,112	(322)	2/24/2012	2011
Dollar General	Sikeston	MO	—	144	819	—	963	(239)	8/24/2012	2012
Dollar General	Springfield	MO	—	378	702	—	1,080	(208)	6/14/2012	2012
Dollar General	St. Clair	MO	400	220	879	—	1,099	(272)	12/30/2011	1995
Dollar General	St. James	MO	—	81	244	—	325	(72)	6/19/2012	1999
Dollar General	St. Louis	MO	—	372	692	—	1,064	(202)	8/31/2012	2012
Dollar General	St. Louis	MO	—	260	606	—	866	(175)	9/26/2012	2012
Dollar General	St. Louis	MO	—	215	1,219	—	1,434	(322)	4/30/2013	1995
Dollar General	St. Louis	MO	—	445	1,039	—	1,484	(293)	12/14/2012	2012
Dollar General	Stanberry	MO	300	111	629	—	740	(197)	11/22/2011	2010
Dollar General	Steele	MO	—	31	598	—	629	(187)	11/10/2011	2009
Dollar General	Strafford	MO	—	51	471	—	522	(145)	11/10/2011	2009
Dollar General	Vienna	MO	—	78	704	—	782	(215)	2/24/2012	2011
Dollar General	West Plains	MO	—	90	769	—	859	(168)	2/20/2014	2014
Dollar General	Willow Springs	MO	—	24	213	(4)	233	(63)	6/19/2012	2002
Dollar General	Windsor	MO	—	86	829	—	915	(181)	2/20/2014	2014
Dollar General	Edwards	MS	300	75	671	—	746	(208)	12/30/2011	2011
Dollar General	Greenville	MS	300	82	739	—	821	(229)	12/30/2011	2011
Dollar General	Hickory	MS	—	77	692	—	769	(203)	7/2/2012	2011
Dollar General	Jackson	MS	—	198	793	—	991	(229)	9/27/2012	2011
Dollar General	Meridian	MS	—	178	713	—	891	(206)	9/13/2012	2011
Dollar General	Meridian	MS	—	40	754	—	794	(218)	9/13/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Moorhead	MS	—	107	606	—	713	(181)	5/1/2012	2011
Dollar General	Natchez	MS	—	166	664	—	830	(197)	6/12/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Soso	MS	—	116	658	—	774	(198)	4/12/2012	2011
Dollar General	Stonewall	MS	—	116	655	—	771	(192)	7/2/2012	2011
Dollar General	Stringer	MS	—	116	655	—	771	(193)	7/2/2012	2011
Dollar General	Walnut Grove	MS	300	71	641	—	712	(199)	12/30/2011	2011
Dollar General	Edenton	NC	—	240	1,025	—	1,265	(225)	2/28/2014	2013
Dollar General	Fayetteville	NC	300	216	647	—	863	(198)	2/6/2012	2011
Dollar General	Hendersonville	NC	—	360	1,034	—	1,394	(224)	2/7/2014	2013
Dollar General	Hickory	NC	—	89	804	—	893	(234)	8/13/2012	2012
Dollar General	Morganton	NC	—	472	1,108	—	1,580	(243)	2/7/2014	2013
Dollar General	Ocean Isle Beach	NC	400	341	633	—	974	(193)	2/6/2012	2011
Dollar General	Tryon	NC	—	139	789	—	928	(230)	8/13/2012	2012
Dollar General	Vass	NC	300	226	528	—	754	(161)	2/6/2012	2011
Dollar General	Farmington	NM	—	269	807	—	1,076	(233)	9/6/2012	2012
Dollar General	Farmington	NM	—	224	898	—	1,122	(225)	7/11/2013	2013
Dollar General	Modena	NY	—	249	996	—	1,245	(235)	10/10/2013	2012
Dollar General	Fairfield	OH	—	131	1,272	—	1,403	(262)	2/7/2014	2013
Dollar General	Forest	OH	300	76	681	—	757	(214)	10/31/2011	2010
Dollar General	Gratis	OH	—	161	1,042	—	1,203	(229)	2/18/2014	2013
Dollar General	Greenfield	OH	400	110	986	—	1,096	(301)	2/23/2012	2011
Dollar General	Hicksville	OH	—	156	1,490	—	1,646	(309)	2/7/2014	2012
Dollar General	Loudonville	OH	—	236	945	—	1,181	(280)	6/6/2012	2012
Dollar General	Lowell	OH	—	157	1,114	—	1,271	(232)	2/7/2014	2012
Dollar General	Lucasville	OH	—	223	893	—	1,116	(267)	5/16/2012	2012
Dollar General	New Charlisle	OH	—	215	860	—	1,075	(253)	7/10/2012	2012
Dollar General	New Matamoras	OH	300	123	696	—	819	(219)	10/31/2011	2010
Dollar General	Payne	OH	300	81	729	—	810	(230)	10/31/2011	2010
Dollar General	Pemberville	OH	—	146	1,059	—	1,205	(224)	2/7/2014	2012
Dollar General	Pleasant City	OH	300	131	740	—	871	(233)	10/31/2011	2010
Dollar General	Powhatan Point	OH	—	138	784	—	922	(196)	7/2/2013	2014
Dollar General	Sandusky	OH	—	210	1,700	—	1,910	(353)	2/7/2014	2012
Dollar General	Toledo	OH	—	252	1,149	—	1,401	(241)	2/7/2014	2012
Dollar General	Wheelersburg	OH	—	395	1,132	—	1,527	(247)	2/25/2014	1925

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Broken Bow	OK	—	331	1,325	—	1,656	(242)	5/19/2014	2012
Dollar General	Calera	OK	—	136	770	—	906	(224)	8/31/2012	2010
Dollar General	Commerce	OK	—	38	341	(6)	373	(106)	11/10/2011	2006
Dollar General	Hartshorne	OK	—	100	898	—	998	(262)	8/31/2012	2010
Dollar General	Lexington	OK	—	85	761	—	846	(222)	8/31/2012	2010
Dollar General	Maud	OK	—	76	688	—	764	(200)	8/31/2012	2010
Dollar General	Maysville	OK	—	41	785	—	826	(229)	8/31/2012	2010
Dollar General	Ponca City	OK	—	145	1,161	—	1,306	(240)	2/7/2014	2012
Dollar General	Rush Spring	OK	—	87	779	—	866	(227)	8/31/2012	2010
Dollar General	Sand Springs	OK	—	143	811	—	954	(196)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	43	819	—	862	(197)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	198	791	—	989	(191)	9/3/2013	2012
Dollar General	Tahlequah	OK	—	123	1,101	—	1,224	(227)	2/7/2014	2012
Dollar General	Wagoner	OK	—	31	1,076	—	1,107	(223)	2/7/2014	2012
Dollar General	Pleasantville	PA	—	163	941	—	1,104	(201)	3/24/2014	2013
Dollar General	Sykesville	PA	—	68	1,075	—	1,143	(229)	3/24/2014	2013
Dollar General	Wattsburg	PA	—	96	1,031	—	1,127	(220)	3/24/2014	2014
Dollar General	Holly Hill	SC	1,983	259	2,333	—	2,592	(628)	3/6/2013	2013
Dollar General	West Union	SC	—	46	868	—	914	(217)	7/3/2013	2011
Dollar General	Doyle	TN	—	75	679	—	754	(198)	8/22/2012	2012
Dollar General	Manchester	TN	—	114	646	—	760	(190)	7/26/2012	2012
Dollar General	Mcminnville	TN	—	120	679	—	799	(199)	7/12/2012	2012
Dollar General	Pleasant Hill	TN	300	39	747	—	786	(232)	12/30/2011	2011
Dollar General	Adkins	TX	—	157	889	—	1,046	(251)	12/31/2012	2012
Dollar General	Amarillo	TX	—	97	877	—	974	(215)	8/13/2013	2013
Dollar General	Amarillo	TX	—	153	866	—	1,019	(213)	8/2/2013	2013
Dollar General	Amarillo	TX	—	198	794	—	992	(199)	7/11/2013	2013
Dollar General	Avinger	TX	—	44	830	—	874	(204)	8/8/2013	2013
Dollar General	Beeville	TX	—	90	810	—	900	(230)	11/19/2012	2012
Dollar General	Belton	TX	—	89	804	—	893	(220)	2/28/2013	2013
Dollar General	Belton	TX	—	145	821	—	966	(237)	9/13/2012	2012
Dollar General	Blessing	TX	—	83	745	—	828	(210)	12/18/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Boling	TX	—	92	831	—	923	(204)	8/13/2013	2013
Dollar General	Brookeland	TX	—	93	840	—	933	(207)	8/15/2013	2013
Dollar General	Bryan	TX	—	148	840	—	988	(243)	9/14/2012	2012
Dollar General	Bryan	TX	—	193	772	—	965	(223)	9/14/2012	2012
Dollar General	Bryan	TX	—	185	740	—	925	(216)	8/31/2012	2009
Dollar General	Buchanan Dam	TX	—	145	820	—	965	(237)	9/28/2012	2012
Dollar General	Canyon Lake	TX	—	149	843	—	992	(242)	10/12/2012	2012
Dollar General	Cedar Creek	TX	—	291	680	—	971	(193)	11/16/2012	2012
Dollar General	Como	TX	—	76	683	—	759	(205)	4/20/2012	2012
Dollar General	Corpus Christi	TX	—	270	809	—	1,079	(228)	12/26/2012	2012
Dollar General	Diana	TX	—	186	743	—	929	(183)	8/27/2013	2013
Dollar General	Donna	TX	—	136	768	—	904	(222)	9/11/2012	2012
Dollar General	Donna	TX	—	200	799	—	999	(229)	10/12/2012	2012
Dollar General	Donna	TX	—	145	820	—	965	(228)	1/31/2013	2012
Dollar General	Edinburg	TX	—	136	769	—	905	(222)	9/7/2012	2012
Dollar General	Edinburg	TX	—	102	914	—	1,016	(229)	7/16/2013	2013
Dollar General	Elmendorf	TX	—	94	847	—	941	(243)	10/23/2012	2012
Dollar General	Ganado	TX	—	95	857	—	952	(211)	8/13/2013	2013
Dollar General	Gladewater	TX	—	184	736	—	920	(214)	8/31/2012	2009
Dollar General	Gordonville	TX	—	38	717	—	755	(216)	4/20/2012	2012
Dollar General	Kyle	TX	—	132	747	—	879	(216)	9/26/2012	2012
Dollar General	Kyle	TX	—	101	910	—	1,011	(207)	12/6/2013	2013
Dollar General	La Marque	TX	—	102	917	—	1,019	(267)	8/31/2012	2010
Dollar General	Lacy Lakeview	TX	—	146	826	—	972	(235)	11/16/2012	2012
Dollar General	Laredo	TX	—	253	758	—	1,011	(223)	7/31/2012	2012
Dollar General	Littleriver Acdmy	TX	—	122	693	—	815	(209)	4/27/2012	2012
Dollar General	Lubbock	TX	—	267	801	—	1,068	(233)	8/31/2012	2010
Dollar General	Lubbock	TX	—	199	796	—	995	(196)	8/28/2013	2013
Dollar General	Lubbock	TX	—	148	841	—	989	(219)	5/16/2013	2013
Dollar General	Lubbock	TX	—	41	825	—	866	(180)	2/20/2014	2014
Dollar General	Lyford	TX	300	80	724	—	804	(225)	12/30/2011	2010
Dollar General	Lytle	TX	—	243	971	—	1,214	(230)	10/30/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Mercedes	TX	—	215	859	—	1,074	(211)	8/2/2013	2013
Dollar General	Mission	TX	—	158	894	—	1,052	(241)	3/27/2013	2013
Dollar General	Moody	TX	—	41	781	—	822	(199)	6/11/2013	2013
Dollar General	Mount Pleasant	TX	—	214	858	—	1,072	(250)	8/31/2012	2009
Dollar General	New Braunfels	TX	—	205	818	—	1,023	(238)	8/31/2012	2012
Dollar General	New Braunfels	TX	—	95	855	—	950	(234)	2/14/2013	2013
Dollar General	New Braunfels	TX	—	156	883	—	1,039	(209)	10/30/2013	2013
Dollar General	Orange	TX	—	277	1,150	—	1,427	(230)	2/7/2014	2012
Dollar General	Poteet	TX	400	96	864	—	960	(272)	10/31/2011	2010
Dollar General	Presidio	TX	—	72	1,370	—	1,442	(369)	3/28/2013	2013
Dollar General	Progreso	TX	400	169	957	—	1,126	(301)	10/31/2011	2010
Dollar General	Rio Grande City	TX	300	137	779	—	916	(245)	10/31/2011	2010
Dollar General	Rio Grande City	TX	—	163	652	—	815	(199)	2/1/2012	2011
Dollar General	Roma	TX	500	253	1,010	—	1,263	(318)	10/31/2011	2010
Dollar General	San Antonio	TX	—	252	756	—	1,008	(217)	10/22/2012	2012
Dollar General	San Antonio	TX	—	222	888	—	1,110	(255)	10/22/2012	2012
Dollar General	San Antonio	TX	—	163	926	—	1,089	(254)	2/14/2013	2013
Dollar General	San Antonio	TX	—	271	812	—	1,083	(211)	5/23/2013	2013
Dollar General	San Antonio	TX	—	239	956	—	1,195	(257)	3/11/2013	2013
Dollar General	San Antonio	TX	—	220	880	—	1,100	(220)	7/9/2013	2013
Dollar General	San Antonio	TX	—	333	776	—	1,109	(191)	8/13/2013	2013
Dollar General	San Benito	TX	—	202	807	—	1,009	(198)	8/23/2013	2013
Dollar General	San Juan	TX	—	169	956	—	1,125	(222)	11/15/2013	2013
Dollar General	San Leon	TX	—	87	786	—	873	(227)	9/25/2012	2012
Dollar General	Silsbee	TX	—	43	810	—	853	(238)	7/6/2012	2012
Dollar General	Skidmore	TX	—	90	811	—	901	(222)	2/14/2013	2013
Dollar General	Sullivan City	TX	—	165	876	—	1,041	(191)	2/26/2014	2014
Dollar General	Texarkana	TX	—	136	772	—	908	(182)	10/25/2013	2013
Dollar General	Troy	TX	—	93	841	—	934	(243)	9/12/2012	2012
Dollar General	Tyler	TX	—	219	875	—	1,094	(255)	8/31/2012	2010
Dollar General	Tyler	TX	—	602	956	—	1,558	(212)	2/7/2014	2013
Dollar General	Victoria	TX	—	91	817	—	908	(228)	1/31/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Vidor	TX	—	—	1,182	—	1,182	(237)	2/7/2014	2012
Dollar General	Waco	TX	—	192	767	—	959	(223)	8/31/2012	2012
Dollar General	Weslaco	TX	—	215	862	—	1,077	(249)	9/24/2012	2012
Dollar General	Weslaco	TX	—	205	822	—	1,027	(194)	10/16/2013	2013
Dollar General	Burkeville	VA	—	160	906	—	1,066	(270)	5/8/2012	2012
Dollar General	Danville	VA	300	155	621	—	776	(190)	2/6/2012	2011
Dollar General	Hopewell	VA	500	584	713	—	1,297	(218)	2/6/2012	2011
Dollar General	Hot Springs	VA	400	283	661	—	944	(202)	2/6/2012	2011
Dollar General	Richmond	VA	400	242	726	—	968	(222)	2/6/2012	2011
Dollar General	Mellen	WI	300	79	711	—	790	(221)	12/30/2011	2011
Dollar General	Minong	WI	300	38	727	—	765	(225)	12/30/2011	2011
Dollar General	Solon Springs	WI	300	76	685	—	761	(212)	12/30/2011	2011
Dollar General	Chelyan	WV	—	273	1,092	—	1,365	(263)	9/27/2013	2013
Dollar General	Cowen	WV	—	196	783	—	979	(218)	1/16/2013	2012
Dollar General	Elkview	WV	—	274	823	—	1,097	(202)	8/2/2013	2013
Dollar General	Mcmechen	WV	—	91	819	—	910	(228)	1/9/2013	2012
Dollar General	Millwood	WV	—	98	881	—	979	(221)	7/2/2013	2013
Dollar General	Oceana	WV	—	317	1,023	—	1,340	(146)	11/20/2014	2014
Dollar Tree	Huntsville	AL	—	476	1,092	—	1,568	(153)	8/29/2014	2014
Dollar Tree	Beverly Hills	FL	—	409	965	—	1,374	(141)	8/28/2014	2013
Dollar Tree	Bonita Springs	FL	—	672	918	—	1,590	(207)	2/7/2014	2013
Dollar Tree	Chiefland	FL	—	322	1,123	—	1,445	(239)	3/31/2014	2013
Dollar Tree	Ormond Beach	FL	—	573	860	—	1,433	(219)	6/4/2013	2008
Dollar Tree	Oviedo	FL	—	469	848	—	1,317	(186)	2/19/2014	2013
Dollar Tree	Des Moines	IA	—	152	863	6	1,021	(213)	8/30/2013	1995
Dollar Tree	Lombard	IL	—	1,008	543	—	1,551	(123)	12/12/2013	1967
Dollar Tree	Baton Rouge	LA	—	377	716	—	1,093	(160)	2/7/2014	2003
Dollar Tree	Burton	MI	866	131	1,164	—	1,295	(252)	2/7/2014	2003
Dollar Tree	Winona	MS	—	146	585	—	731	(172)	7/31/2012	2012
Dollar Tree	Hoosick Falls	NY	—	181	724	—	905	(191)	4/26/2013	2013
Duluth Trading Co	Avon	OH	—	1,088	3,671	—	4,759	(27)	10/20/2017	2017
Duluth Trading Co	Waukesha	WI	—	857	4,067	—	4,924	(5)	12/14/2017	2017

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dunkin Donuts/Baskin-Robbins	Dearborn Heights	MI	—	230	846	—	1,076	(209)	6/27/2013	1995
Earhart Corporate Center	Ann Arbor	MI	27,070	3,520	39,639	(7,267)	35,892	(2,366)	11/5/2013	2006
Eastchase Central	Montgomery	AL	—	1,480	9,117	—	10,597	(39)	11/17/2017	2017
Eegee's	Tucson	AZ	—	357	436	—	793	(102)	7/31/2013	1990
Einstein Bros. Bagels	Dearborn	MI	—	190	724	—	914	(179)	6/27/2013	1995
El Chico	Killeen	TX	—	534	992	(803)	723	(75)	7/31/2013	1993
Elite Production Services	Cuero	TX	—	127	982	—	1,109	(155)	6/25/2014	2014
EMC Corporation	Bedford	MA	51,345	16,594	75,137	203	91,934	(13,547)	2/7/2014	2001
Emdeon Business Services	Nashville	TN	4,700	688	10,417	—	11,105	(1,690)	2/7/2014	2010
Energy Maintenance Services US	Pasadena	TX	—	393	2,878	—	3,271	(454)	6/12/2014	2011
Evans Exchange	Evans	GA	6,517	3,452	9,821	18	13,291	(2,010)	2/7/2014	2009
Experian	Schaumburg	IL	—	5,935	26,003	(5,777)	26,161	(1,911)	2/7/2014	1986
Express Energy Services	Pleasanton	TX	—	413	5,541	—	5,954	(877)	6/12/2014	2012
Express Scripts	St. Louis	MO	—	5,706	32,333	—	38,039	(10,515)	1/25/2012	2011
Exterran Energy Solutions	Fort Worth	TX	—	1,360	5,704	—	7,064	(895)	9/5/2014	2011
Family Dollar	Bessemer	AL	—	295	1,301	—	1,596	(227)	6/16/2014	2014
Family Dollar	Camden	AL	—	137	851	—	988	(162)	5/29/2014	2014
Family Dollar	Grove Hill	AL	—	144	741	—	885	(108)	7/24/2014	2013
Family Dollar	Hayneville	AL	—	172	722	—	894	(148)	5/7/2014	2013
Family Dollar	Hoover	AL	—	368	1,153	—	1,521	(168)	8/29/2014	2014
Family Dollar	Huntsville	AL	—	628	924	—	1,552	(115)	1/12/2015	2014
Family Dollar	Jemison	AL	757	143	997	—	1,140	(217)	2/7/2014	2011
Family Dollar	Marion	AL	—	247	780	—	1,027	(115)	7/30/2014	2014
Family Dollar	Millbrook	AL	—	316	1,052	—	1,368	(152)	8/28/2014	2013
Family Dollar	Montgomery	AL	—	218	847	—	1,065	(123)	8/28/2014	2013
Family Dollar	Montgomery	AL	959	533	936	—	1,469	(208)	2/7/2014	2010
Family Dollar	Wilmer	AL	—	221	791	—	1,012	(149)	5/29/2014	2014
Family Dollar	El Dorado	AR	—	151	806	—	957	(136)	8/28/2014	1988
Family Dollar	El Dorado	AR	663	49	1,003	—	1,052	(204)	2/7/2014	2002
Family Dollar	Hot Springs	AR	—	247	845	—	1,092	(179)	2/7/2014	2011
Family Dollar	Jacksonville	AR	571	155	758	—	913	(155)	2/7/2014	2002
Family Dollar	Little Rock	AR	467	125	629	—	754	(128)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Ash Fork	AZ	—	123	1,015	—	1,138	(147)	8/28/2014	2013
Family Dollar	Avondale	AZ	974	603	882	—	1,485	(197)	2/7/2014	2002
Family Dollar	Casa Grande	AZ	—	454	313	—	767	(78)	2/7/2014	2003
Family Dollar	Coolidge	AZ	603	126	785	—	911	(170)	2/7/2014	2000
Family Dollar	Duncan	AZ	—	98	895	—	993	(130)	8/28/2014	2013
Family Dollar	Fort Mohave	AZ	—	302	571	—	873	(131)	2/7/2014	2001
Family Dollar	Golden Valley	AZ	—	110	772	—	882	(131)	8/28/2014	2001
Family Dollar	Guadalupe	AZ	—	400	584	—	984	(134)	2/7/2014	2004
Family Dollar	Mohave Valley	AZ	—	302	281	—	583	(70)	2/7/2014	2003
Family Dollar	Phoenix	AZ	—	303	712	—	1,015	(118)	8/28/2014	2004
Family Dollar	Phoenix	AZ	—	416	1,229	—	1,645	(174)	8/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Phoenix	AZ	—	1,109	767	—	1,876	(181)	2/7/2014	2003
Family Dollar	Phoenix	AZ	1,040	504	1,079	—	1,583	(237)	2/7/2014	2003
Family Dollar	Dacano	CO	757	155	959	—	1,114	(212)	2/7/2014	2003
Family Dollar	Fort Lupton	CO	916	154	1,180	—	1,334	(259)	2/7/2014	1961
Family Dollar	Rangely	CO	—	66	593	—	659	(177)	5/4/2012	2010
Family Dollar	New Britain	CT	—	484	1,280	26	1,790	(176)	10/14/2014	2013
Family Dollar	Wilmington	DE	—	540	1,218	—	1,758	(145)	4/21/2015	2015
Family Dollar	Altha	FL	—	126	727	—	853	(163)	2/7/2014	2011
Family Dollar	Anthony	FL	—	242	1,037	—	1,279	(154)	10/30/2014	2014
Family Dollar	Apopka	FL	1,127	518	1,402	—	1,920	(282)	2/7/2014	2011
Family Dollar	Auburndale	FL	—	314	951	—	1,265	(137)	8/28/2014	2013
Family Dollar	Belleview	FL	—	332	829	—	1,161	(174)	2/7/2014	2013
Family Dollar	Bristol	FL	631	202	727	—	929	(165)	2/7/2014	2011
Family Dollar	Bunnell	FL	—	188	936	—	1,124	(137)	8/28/2014	2013
Family Dollar	Cape Coral	FL	—	675	1,190	—	1,865	(255)	3/5/2014	2013
Family Dollar	Citra	FL	—	47	1,038	—	1,085	(149)	8/28/2014	2013
Family Dollar	Clearwater	FL	—	425	1,006	—	1,431	(141)	8/22/2014	2014
Family Dollar	Deland	FL	1,057	492	1,293	—	1,785	(264)	2/7/2014	2011
Family Dollar	Deltona	FL	686	171	1,074	—	1,245	(209)	2/7/2014	2004
Family Dollar	Deltona	FL	1,042	206	1,578	—	1,784	(315)	2/7/2014	2011
Family Dollar	Fort Meade	FL	417	211	606	—	817	(114)	2/7/2014	2000
Family Dollar	Fort Myers	FL	973	189	1,344	—	1,533	(281)	2/7/2014	2002
Family Dollar	Fountain	FL	—	202	825	—	1,027	(121)	8/28/2014	2014
Family Dollar	Gainesville	FL	1,002	423	1,263	(16)	1,670	(256)	2/7/2014	2011
Family Dollar	Graceville	FL	—	367	810	—	1,177	(171)	4/30/2014	2013
Family Dollar	Jacksonville	FL	1,028	271	1,121	—	1,392	(221)	2/7/2014	2011
Family Dollar	Jacksonville	FL	789	545	1,173	—	1,718	(241)	2/7/2014	2008
Family Dollar	Lake Alfred	FL	—	484	1,006	—	1,490	(114)	12/23/2014	2014
Family Dollar	Lake City	FL	622	186	872	—	1,058	(178)	2/7/2014	2011
Family Dollar	Lake Panasoffkee	FL	—	237	696	—	933	(150)	3/25/2014	2013
Family Dollar	Lakeland	FL	732	339	785	—	1,124	(172)	2/7/2014	2003
Family Dollar	Largo	FL	—	844	962	—	1,806	(211)	2/7/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Middleburg	FL	—	274	822	—	1,096	(210)	6/4/2013	2008
Family Dollar	Milton	FL	644	544	683	—	1,227	(130)	2/7/2014	2010
Family Dollar	Mulberry	FL	—	131	1,156	—	1,287	(165)	8/28/2014	2013
Family Dollar	Ocala	FL	—	108	816	—	924	(124)	8/28/2014	2005
Family Dollar	Ocala	FL	—	344	1,251	—	1,595	(251)	2/7/2014	2006
Family Dollar	Ocala	FL	968	554	984	—	1,538	(212)	2/7/2014	2011
Family Dollar	Okeechobee	FL	894	655	580	—	1,235	(148)	2/7/2014	2011
Family Dollar	Orlando	FL	—	349	1,294	—	1,643	(182)	8/28/2014	2014
Family Dollar	Orlando	FL	—	291	1,286	—	1,577	(181)	8/28/2014	2013
Family Dollar	Ormond Beach	FL	—	675	1,152	—	1,827	(233)	2/7/2014	2011
Family Dollar	Palatka	FL	—	316	1,054	—	1,370	(221)	4/25/2014	2014
Family Dollar	Pembroke Park	FL	1,141	656	944	—	1,600	(225)	2/7/2014	2006
Family Dollar	Pensacola	FL	—	69	1,085	—	1,154	(153)	8/28/2014	2013
Family Dollar	Pensacola	FL	559	146	907	—	1,053	(174)	2/7/2014	2003
Family Dollar	Plant City	FL	—	279	1,040	—	1,319	(210)	2/7/2014	2004
Family Dollar	Plant City	FL	1,173	712	1,113	—	1,825	(244)	2/7/2014	2005
Family Dollar	Sebring	FL	—	492	1,063	—	1,555	(162)	6/24/2014	2014
Family Dollar	St Petersburg	FL	1,093	690	1,000	—	1,690	(222)	2/7/2014	2011
Family Dollar	Tallahassee	FL	—	632	871	—	1,503	(198)	2/7/2014	2011
Family Dollar	Tampa	FL	1,005	531	1,062	—	1,593	(228)	2/7/2014	2008
Family Dollar	Tampa	FL	1,168	773	1,057	—	1,830	(231)	2/7/2014	2011
Family Dollar	Tampa	FL	—	552	792	—	1,344	(169)	2/7/2014	2013
Family Dollar	Winter Haven	FL	—	534	942	—	1,476	(90)	8/8/2014	2014
Family Dollar	Zellwood	FL	—	272	1,005	—	1,277	(141)	8/22/2014	2014
Family Dollar	Abbeville	GA	—	163	768	—	931	(119)	5/29/2014	2014
Family Dollar	Acworth	GA	—	489	901	—	1,390	(133)	8/28/2014	2013
Family Dollar	Alma	GA	—	79	954	—	1,033	(137)	8/28/2014	1982
Family Dollar	Claxton	GA	—	322	665	—	987	(137)	5/14/2014	2014
Family Dollar	Cordele	GA	—	136	1,049	—	1,185	(161)	4/30/2014	2014
Family Dollar	Fayetteville	GA	—	217	1,203	—	1,420	(158)	11/20/2014	2014
Family Dollar	Helena	GA	—	242	790	—	1,032	(174)	2/19/2014	2013
Family Dollar	Jeffersonville	GA	—	153	926	—	1,079	(132)	8/15/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Lenox	GA	—	90	809	—	899	(230)	11/9/2012	2012
Family Dollar	Lindale	GA	—	227	966	—	1,193	(142)	8/28/2014	2014
Family Dollar	Macon	GA	—	300	893	—	1,193	(130)	8/28/2014	2013
Family Dollar	Macon	GA	673	230	851	—	1,081	(183)	2/7/2014	2011
Family Dollar	Marietta	GA	—	366	749	—	1,115	(165)	2/19/2014	2013
Family Dollar	Marietta	GA	—	582	1,126	—	1,708	(162)	8/28/2014	2013
Family Dollar	Omega	GA	—	167	716	—	883	(154)	3/12/2014	2013
Family Dollar	Richland	GA	—	125	859	—	984	(125)	8/28/2014	2014
Family Dollar	Riverdale	GA	—	310	1,188	—	1,498	(164)	9/26/2014	2014
Family Dollar	Vienna	GA	—	62	721	—	783	(155)	3/12/2014	2013
Family Dollar	Des Moines	IA	822	411	871	—	1,282	(191)	2/7/2014	2003
Family Dollar	Fort Dodge	IA	408	152	449	—	601	(104)	2/7/2014	2002
Family Dollar	Arco	ID	—	76	684	—	760	(198)	9/18/2012	2012
Family Dollar	Homedale	ID	973	59	1,387	—	1,446	(299)	2/7/2014	2006
Family Dollar	Kimberly	ID	—	219	657	—	876	(174)	4/10/2013	2013
Family Dollar	Mount Vernon	IL	—	117	1,050	—	1,167	(263)	7/11/2013	2012
Family Dollar	Pulaski	IL	—	31	588	—	619	(166)	12/31/2012	2012
Family Dollar	University Park	IL	—	295	688	—	983	(163)	10/29/2013	2013
Family Dollar	Brookston	IN	—	126	715	—	841	(205)	10/1/2012	2012
Family Dollar	Indianapolis	IN	613	375	707	—	1,082	(139)	2/7/2014	2003
Family Dollar	Lake Village	IN	—	154	752	—	906	(309)	4/30/2014	2013
Family Dollar	Mitchell	IN	—	101	1,119	—	1,220	(166)	8/28/2014	2014
Family Dollar	Princeton	IN	526	300	486	—	786	(109)	2/7/2014	2000
Family Dollar	Seymour	IN	—	238	764	—	1,002	(169)	2/7/2014	2003
Family Dollar	Terre Haute	IN	394	235	427	—	662	(91)	2/7/2014	2011
Family Dollar	Greensburg	KS	—	80	718	—	798	(173)	9/9/2013	2012
Family Dollar	Kansas City	KS	—	290	1,170	(5)	1,455	(178)	11/6/2014	1995
Family Dollar	Kansas City	KS	—	352	1,026	—	1,378	(159)	12/18/2014	1995
Family Dollar	Kansas City	KS	982	154	1,367	—	1,521	(287)	2/7/2014	2002
Family Dollar	Topeka	KS	—	177	1,405	—	1,582	(304)	2/7/2014	2004
Family Dollar	Wichita	KS	—	216	1,035	—	1,251	(148)	8/28/2014	2013
Family Dollar	Bowling Green	KY	—	334	951	—	1,285	(137)	8/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Carlisle	KY	—	157	871	—	1,028	(128)	8/28/2014	2014
Family Dollar	Garrison	KY	—	134	737	—	871	(170)	2/20/2014	2012
Family Dollar	Rockholds	KY	—	121	988	—	1,109	(147)	8/28/2014	2014
Family Dollar	Abbeville	LA	740	141	949	—	1,090	(209)	2/7/2014	2005
Family Dollar	Alexandria	LA	458	168	579	—	747	(123)	2/7/2014	2005
Family Dollar	Arcadia	LA	—	51	704	—	755	(165)	2/20/2014	2010
Family Dollar	Avondale	LA	—	381	1,255	—	1,636	(181)	8/28/2014	2013
Family Dollar	Chalmette	LA	—	751	615	—	1,366	(183)	5/3/2012	2011
Family Dollar	Farmerville	LA	722	110	968	—	1,078	(209)	2/7/2014	2003
Family Dollar	Kentwood	LA	683	117	877	—	994	(194)	2/7/2014	2003
Family Dollar	New Orleans	LA	1,146	547	1,252	—	1,799	(268)	2/7/2014	2005
Family Dollar	Shreveport	LA	892	177	1,177	—	1,354	(252)	2/7/2014	2005
Family Dollar	Tickfaw	LA	—	181	543	—	724	(165)	3/30/2012	2011
Family Dollar	Westwego	LA	—	332	1,052	—	1,384	(155)	8/28/2014	2013
Family Dollar	Lynn	MA	1,222	400	1,547	—	1,947	(324)	2/7/2014	2003
Family Dollar	Barryton	MI	—	32	599	—	631	(169)	12/18/2012	2012
Family Dollar	Birch Run	MI	—	81	729	86	896	(189)	7/11/2013	1950
Family Dollar	Brooklyn	MI	—	150	634	—	784	(140)	2/7/2014	2002
Family Dollar	Detroit	MI	—	130	1,169	—	1,299	(332)	11/27/2012	2011
Family Dollar	Detroit	MI	—	106	956	—	1,062	(248)	5/2/2013	1964
Family Dollar	Detroit	MI	—	110	1,051	—	1,161	(159)	8/28/2014	2005
Family Dollar	Flint	MI	—	162	1,027	—	1,189	(243)	2/26/2014	2014
Family Dollar	Hudson	MI	833	108	1,020	—	1,128	(235)	2/7/2014	2005
Family Dollar	Jackson	MI	—	93	525	—	618	(127)	9/12/2013	2007
Family Dollar	Kentwood	MI	739	389	919	—	1,308	(181)	2/7/2014	2001
Family Dollar	Monroe	MI	—	243	1,061	—	1,304	(155)	8/28/2014	2013
Family Dollar	Newaygo	MI	689	317	677	—	994	(156)	2/7/2014	2002
Family Dollar	Pontiac	MI	962	136	1,249	—	1,385	(276)	2/7/2014	2003
Family Dollar	Remus	MI	—	49	992	—	1,041	(231)	1/2/2014	2012
Family Dollar	Saginaw	MI	—	164	1,086	—	1,250	(242)	2/7/2014	2003
Family Dollar	Tustin	MI	—	33	633	—	666	(178)	12/18/2012	1995
Family Dollar	Crosby	MN	—	49	928	—	977	(232)	7/11/2013	1985

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Ely	MN	—	231	1,008	—	1,239	(227)	2/27/2014	2014
Family Dollar	Intrnatnl Falls	MN	—	32	608	—	640	(147)	9/30/2013	1966
Family Dollar	St. Peter	MN	409	93	566	—	659	(116)	2/7/2014	1960
Family Dollar	Berkeley	MO	969	179	1,391	—	1,570	(283)	2/7/2014	2003
Family Dollar	Kansas City	MO	683	277	812	—	1,089	(171)	2/7/2014	2003
Family Dollar	Kansas City	MO	1,211	119	1,705	—	1,824	(364)	2/7/2014	2004
Family Dollar	Kansas City	MO	970	142	1,338	—	1,480	(283)	2/7/2014	2004
Family Dollar	Marble Hill	MO	—	38	719	—	757	(177)	8/29/2013	2013
Family Dollar	Raytown	MO	—	415	—	1,287	1,702	(139)	2/20/2015	2014
Family Dollar	St Louis	MO	—	168	671	(4)	835	(200)	4/2/2012	2006
Family Dollar	St Louis	MO	972	215	1,357	—	1,572	(279)	2/7/2014	2003
Family Dollar	St Louis	MO	—	258	1,310	—	1,568	(269)	2/7/2014	2003
Family Dollar	St. Louis	MO	—	445	1,038	—	1,483	(298)	10/23/2012	2012
Family Dollar	Bassfield	MS	—	96	752	—	848	(172)	2/19/2014	2013
Family Dollar	Biloxi	MS	—	310	575	—	885	(174)	3/30/2012	2012
Family Dollar	Canton	MS	—	210	1,142	—	1,352	(165)	8/28/2014	2013
Family Dollar	Carriere	MS	—	200	599	—	799	(182)	3/30/2012	2012
Family Dollar	D'Iberville	MS	—	241	561	1	803	(168)	5/21/2012	2012
Family Dollar	Drew	MS	—	11	1,039	—	1,050	(177)	8/28/2014	1989
Family Dollar	Greenville	MS	—	125	872	—	997	(189)	2/7/2014	2011
Family Dollar	Gulfport	MS	—	209	626	—	835	(187)	5/21/2012	2012
Family Dollar	Gulfport	MS	—	270	629	—	899	(182)	9/20/2012	2012
Family Dollar	Gulfport	MS	—	218	654	—	872	(186)	11/15/2012	2012
Family Dollar	Gulfport	MS	—	312	1,237	—	1,549	(269)	2/7/2014	2007
Family Dollar	Hattiesburg	MS	—	225	674	—	899	(188)	1/30/2013	2012
Family Dollar	Horn Lake	MS	—	225	676	—	901	(197)	8/22/2012	2012
Family Dollar	Kiln	MS	—	106	650	—	756	(185)	11/14/2012	2012
Family Dollar	Laurel	MS	—	225	723	—	948	(166)	2/19/2014	2013
Family Dollar	Natchez	MS	—	289	749	—	1,038	(142)	8/28/2014	1982
Family Dollar	Okolona	MS	—	64	578	—	642	(170)	7/31/2012	2012
Family Dollar	Pearl	MS	—	342	1,001	—	1,343	(143)	8/28/2014	2013
Family Dollar	Philadelphia	MS	—	53	897	—	950	(132)	8/28/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Anaconda	MT	—	164	1,058	—	1,222	(159)	9/30/2014	2014
Family Dollar	Ennis	MT	—	246	—	773	1,019	(142)	1/8/2015	2014
Family Dollar	Three Forks	MT	—	250	—	953	1,203	(88)	8/20/2014	2014
Family Dollar	Whitehall	MT	—	132	—	1,064	1,196	(194)	3/19/2015	1995
Family Dollar	Asheboro	NC	—	251	932	—	1,183	(139)	8/28/2014	2014
Family Dollar	Boiling Springs	NC	—	322	767	—	1,089	(109)	8/28/2014	2013
Family Dollar	Burlington	NC	—	291	694	—	985	(102)	8/28/2014	2012
Family Dollar	Charlotte	NC	—	352	985	—	1,337	(206)	4/15/2014	2014
Family Dollar	Charlotte	NC	—	490	1,066	—	1,556	(153)	7/2/2014	2014
Family Dollar	Charlotte	NC	—	412	992	—	1,404	(145)	6/25/2014	2014
Family Dollar	Ellerbe	NC	—	225	781	—	1,006	(146)	5/29/2014	2014
Family Dollar	Fayetteville	NC	—	267	682	—	949	(147)	3/14/2014	2013
Family Dollar	Hickory	NC	—	215	785	—	1,000	(115)	8/28/2014	2014
Family Dollar	Hiddenite	NC	—	221	832	—	1,053	(122)	8/28/2014	2013
Family Dollar	Liberty	NC	—	243	802	—	1,045	(117)	8/28/2014	2013
Family Dollar	Lumberton	NC	—	151	603	—	754	(145)	9/11/2013	1995
Family Dollar	Lumberton	NC	—	146	1,013	—	1,159	(152)	6/20/2014	2014
Family Dollar	Parkton	NC	—	164	894	—	1,058	(127)	9/19/2014	2014
Family Dollar	Raeford	NC	—	428	900	—	1,328	(189)	4/17/2014	2014
Family Dollar	Raeford	NC	—	185	935	—	1,120	(174)	5/29/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Troy	NC	—	341	621	—	962	(100)	6/17/2014	2014
Family Dollar	Fort Yates	ND	—	126	715	—	841	(220)	1/31/2012	2010
Family Dollar	New Town	ND	—	105	942	24	1,071	(291)	1/31/2012	2011
Family Dollar	Rolla	ND	—	83	749	—	832	(231)	1/31/2012	2010
Family Dollar	Madison	NE	—	37	703	—	740	(218)	12/30/2011	2011
Family Dollar	Omaha	NE	—	196	1,334	—	1,530	(231)	12/19/2014	1995
Family Dollar	Omaha	NE	—	141	1,159	3	1,303	(190)	12/18/2014	1995
Family Dollar	Rushville	NE	—	125	499	—	624	(132)	4/26/2013	2007
Family Dollar	Lancaster	NH	—	456	1,294	(2)	1,748	(174)	12/12/2014	1989
Family Dollar	Stratford	NJ	—	378	1,511	(174)	1,715	(170)	12/31/2014	2014
Family Dollar	Alamorgordo	NM	524	161	675	—	836	(139)	2/7/2014	2001
Family Dollar	Belen	NM	—	350	—	969	1,319	(122)	5/29/2015	2014
Family Dollar	Carrizozo	NM	—	250	—	1,113	1,363	(120)	3/6/2015	2014
Family Dollar	Chimayo	NM	—	158	632	(15)	775	(174)	1/30/2013	2009
Family Dollar	Cloudcroft	NM	—	184	1,344	—	1,528	(212)	12/18/2014	1995
Family Dollar	Clovis	NM	657	119	854	—	973	(184)	2/7/2014	2004
Family Dollar	Gallup	NM	—	221	1,366	—	1,587	(307)	2/7/2014	2007
Family Dollar	Hernandez	NM	1,152	140	1,434	—	1,574	(321)	2/7/2014	2008
Family Dollar	Logan	NM	—	80	—	1,147	1,227	(124)	5/29/2015	2015
Family Dollar	Lovington	NM	—	54	722	—	776	(107)	6/30/2014	2014
Family Dollar	Mountainair	NM	—	84	752	—	836	(221)	7/16/2012	2011
Family Dollar	Roswell	NM	766	140	953	—	1,093	(209)	2/7/2014	2004
Family Dollar	Springer	NM	—	106	—	1,199	1,305	(167)	2/11/2015	2014
Family Dollar	Velarde	NM	—	183	—	1,122	1,305	(121)	2/25/2015	2015
Family Dollar	Waterflow	NM	—	175	—	1,294	1,469	(85)	2/5/2015	2014
Family Dollar	Battle Mountain	NV	—	116	1,431	—	1,547	(307)	2/7/2014	2009
Family Dollar	Carlin	NV	—	99	895	—	994	(216)	9/13/2013	2012
Family Dollar	Cold Springs	NV	—	217	869	—	1,086	(209)	9/13/2013	2013
Family Dollar	Hawthorne	NV	—	191	764	—	955	(226)	6/1/2012	2012
Family Dollar	Las Vegas	NV	876	689	612	—	1,301	(153)	2/7/2014	2005
Family Dollar	Lovelock	NV	—	185	742	—	927	(221)	5/4/2012	2012
Family Dollar	Silver Spring	NV	—	202	808	—	1,010	(234)	9/21/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Wells	NV	—	84	755	—	839	(225)	5/11/2012	2011
Family Dollar	Altona	NY	—	94	923	—	1,017	(211)	2/21/2014	2014
Family Dollar	Chateaugay	NY	—	133	910	—	1,043	(207)	2/20/2014	2014
Family Dollar	Cincinnatus	NY	—	287	862	—	1,149	(196)	12/30/2013	2013
Family Dollar	Penn Yan	NY	525	23	760	—	783	(161)	2/7/2014	2003
Family Dollar	Sodus	NY	—	54	1,441	—	1,495	(296)	5/7/2014	2013
Family Dollar	Wolcott	NY	—	197	1,193	—	1,390	(155)	3/25/2015	2014
Family Dollar	Bethel	OH	852	139	1,099	—	1,238	(243)	2/7/2014	2005
Family Dollar	Canal Winchester	OH	—	218	1,116	—	1,334	(160)	8/28/2014	2012
Family Dollar	Canton	OH	460	93	766	—	859	(157)	2/7/2014	2002
Family Dollar	Cincinnati	OH	—	221	1,055	—	1,276	(163)	8/28/2014	2001
Family Dollar	Cleveland	OH	1,079	39	1,614	—	1,653	(338)	2/7/2014	2003
Family Dollar	Cleveland	OH	1,370	216	1,818	—	2,034	(392)	2/7/2014	1994
Family Dollar	Cortland	OH	—	188	963	—	1,151	(142)	8/28/2014	2013
Family Dollar	Dayton	OH	—	107	899	—	1,006	(164)	8/28/2014	1940
Family Dollar	Dayton	OH	—	129	618	—	747	(105)	8/28/2014	2002
Family Dollar	Hamilton	OH	—	131	1,215	—	1,346	(171)	8/28/2014	2013
Family Dollar	Jackson Center	OH	—	97	764	—	861	(115)	4/28/2014	1989
Family Dollar	Loveland	OH	798	179	986	—	1,165	(217)	2/7/2014	2002
Family Dollar	Middleton	OH	660	137	869	—	1,006	(187)	2/7/2014	2001
Family Dollar	Toledo	OH	—	306	917	—	1,223	(251)	2/25/2013	2012
Family Dollar	Toledo	OH	—	226	905	—	1,131	(227)	7/11/2013	1942
Family Dollar	Warren	OH	—	170	681	(2)	849	(197)	9/11/2012	2012
Family Dollar	Durant	OK	—	164	1,223	—	1,387	(184)	8/28/2014	2000
Family Dollar	El Reno	OK	—	225	—	968	1,193	(155)	3/2/2015	1995
Family Dollar	Geary	OK	—	167	882	—	1,049	(91)	10/14/2015	2015
Family Dollar	Keota	OK	—	279	872	—	1,151	(133)	10/16/2014	2014
Family Dollar	Kingston	OK	—	28	660	—	688	(131)	2/7/2014	2000
Family Dollar	Oklahoma City	OK	—	403	—	988	1,391	(106)	5/15/2015	2015
Family Dollar	Oklahoma City	OK	—	390	990	—	1,380	(144)	8/28/2014	2013
Family Dollar	Porum	OK	—	18	—	995	1,013	(109)	11/5/2015	2015
Family Dollar	Poteau	OK	—	310	—	924	1,234	(105)	8/7/2015	2015

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Stilwell	OK	—	40	768	—	808	(236)	1/6/2012	2011
Family Dollar	Texhoma	OK	—	150	—	912	1,062	(79)	4/15/2015	2015
Family Dollar	Tulsa	OK	—	220	878	—	1,098	(258)	7/30/2012	2012
Family Dollar	Broad Top	PA	—	196	954	—	1,150	(142)	5/30/2014	2013
Family Dollar	Abbeville	SC	—	146	734	—	880	(116)	5/23/2014	2014
Family Dollar	Columbia	SC	—	429	719	—	1,148	(155)	3/12/2014	2014
Family Dollar	Columbia	SC	—	489	943	—	1,432	(114)	2/3/2015	2013
Family Dollar	Estill	SC	—	244	757	—	1,001	(117)	6/4/2014	2014
Family Dollar	Lancaster	SC	—	249	725	—	974	(108)	8/28/2014	2013
Family Dollar	Manning	SC	—	313	960	—	1,273	(137)	9/30/2014	2014
Family Dollar	Mccormick	SC	—	167	791	—	958	(167)	4/30/2014	2014
Family Dollar	Newberry	SC	—	231	935	—	1,166	(199)	3/27/2014	2013
Family Dollar	North	SC	—	193	979	—	1,172	(120)	2/23/2015	2013
Family Dollar	St. Matthews	SC	—	175	828	—	1,003	(119)	9/3/2014	2014
Family Dollar	Woodruff	SC	—	229	1,125	—	1,354	(160)	8/28/2014	2010
Family Dollar	Blackhawk	SD	—	115	585	—	700	(90)	8/6/2014	2006
Family Dollar	Custer	SD	—	32	617	—	649	(157)	6/14/2013	1995
Family Dollar	Lemmon	SD	—	140	—	1,021	1,161	(104)	5/1/2015	2014
Family Dollar	Martin	SD	—	85	764	—	849	(235)	1/31/2012	2010
Family Dollar	Mclaughlin	SD	—	35	—	1,092	1,127	(93)	5/12/2015	2015
Family Dollar	Parker	SD	—	117	828	1	946	(143)	10/10/2014	2014
Family Dollar	Tyndall	SD	—	72	—	1,072	1,144	(125)	3/31/2015	2015
Family Dollar	Harrison	TN	—	74	420	—	494	(105)	7/23/2013	2006
Family Dollar	Lexington	TN	—	323	838	—	1,161	(123)	8/28/2014	2013
Family Dollar	Memphis	TN	—	248	1,039	—	1,287	(220)	2/7/2014	2004
Family Dollar	Memphis	TN	638	215	811	—	1,026	(171)	2/7/2014	2003
Family Dollar	Memphis	TN	1,251	376	1,508	—	1,884	(327)	2/7/2014	2005
Family Dollar	Memphis	TN	973	336	1,156	—	1,492	(248)	2/7/2014	2003
Family Dollar	Nashville	TN	—	334	1,275	—	1,609	(200)	8/28/2014	1976
Family Dollar	Piney Flats	TN	—	200	953	—	1,153	(139)	8/28/2014	2014
Family Dollar	Alton	TX	—	134	908	—	1,042	(131)	8/28/2014	2013
Family Dollar	Arlington	TX	—	300	—	1,058	1,358	(101)	12/4/2015	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Arlington	TX	—	425	—	1,112	1,537	(46)	2/13/2015	2014
Family Dollar	Avinger	TX	—	40	761	—	801	(218)	10/22/2012	2012
Family Dollar	Balch Springs	TX	—	318	—	1,209	1,527	(110)	4/10/2015	2015
Family Dollar	Beaumont	TX	—	215	1,511	—	1,726	(290)	2/7/2014	2003
Family Dollar	Beaumont	TX	—	235	810	—	1,045	(170)	2/7/2014	2003
Family Dollar	Beaumont	TX	654	225	806	—	1,031	(168)	2/7/2014	2003
Family Dollar	Blooming Grove	TX	—	70	753	—	823	(111)	8/28/2014	2014
Family Dollar	Brazoria	TX	—	216	966	—	1,182	(201)	2/7/2014	2002
Family Dollar	Broaddus	TX	—	75	—	922	997	(139)	2/6/2015	1995
Family Dollar	Caldwell	TX	—	138	552	22	712	(165)	5/29/2012	2012
Family Dollar	Centerville	TX	—	226	679	—	905	(164)	9/10/2013	2013
Family Dollar	Chireno	TX	—	50	943	—	993	(266)	12/10/2012	2012
Family Dollar	Clarendon	TX	—	83	749	—	832	(181)	9/17/2013	2013
Family Dollar	Cockrell Hill	TX	970	369	1,156	—	1,525	(245)	2/7/2014	2002
Family Dollar	Converse	TX	409	148	469	—	617	(101)	2/7/2014	2003
Family Dollar	Dallas	TX	627	292	676	—	968	(149)	2/7/2014	2004
Family Dollar	Dickinson	TX	681	182	876	—	1,058	(185)	2/7/2014	2010
Family Dollar	Donna	TX	—	194	855	—	1,049	(127)	8/28/2014	2013
Family Dollar	Eagle Lake	TX	—	100	566	100	766	(170)	7/6/2012	2012
Family Dollar	Etoile	TX	—	45	850	—	895	(209)	8/6/2013	2013
Family Dollar	Floydada	TX	—	36	681	—	717	(211)	12/30/2011	2010
Family Dollar	Fort Worth	TX	—	276	935	—	1,211	(97)	8/21/2015	1995
Family Dollar	Fort Worth	TX	—	350	—	1,015	1,365	(81)	11/3/2014	2015
Family Dollar	Houston	TX	—	174	696	—	870	(184)	4/26/2013	1995
Family Dollar	Houston	TX	886	297	1,081	—	1,378	(226)	2/7/2014	2002
Family Dollar	Houston	TX	—	565	1,223	—	1,788	(260)	2/7/2014	2009
Family Dollar	Houston	TX	—	138	1,052	—	1,190	(218)	2/7/2014	2002
Family Dollar	Houston	TX	—	128	769	—	897	(148)	2/7/2014	2002
Family Dollar	Houston	TX	911	277	1,144	—	1,421	(238)	2/7/2014	2002
Family Dollar	Houston	TX	920	1,355	95	—	1,450	(35)	2/7/2014	1981
Family Dollar	Industry	TX	—	190	—	902	1,092	(110)	1/5/2015	2014
Family Dollar	Jacksonville	TX	—	195	1,003	—	1,198	(221)	3/21/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Kerens	TX	—	73	658	—	731	(201)	2/29/2012	2011
Family Dollar	La Pryor	TX	—	74	817	—	891	(119)	8/28/2014	2013
Family Dollar	Leander	TX	557	355	489	—	844	(108)	2/7/2014	2004
Family Dollar	Lovelady	TX	—	82	740	—	822	(199)	3/27/2013	1995
Family Dollar	Lufkin	TX	1,153	198	1,600	—	1,798	(331)	2/7/2014	2004
Family Dollar	Marshall	TX	—	85	662	—	747	(144)	2/7/2014	2001
Family Dollar	Mcallen	TX	—	445	896	—	1,341	(130)	8/28/2014	2013
Family Dollar	Mcallen	TX	857	219	1,093	—	1,312	(230)	2/7/2014	2004
Family Dollar	Mesquite	TX	—	426	—	1,146	1,572	(129)	5/29/2015	1995
Family Dollar	Mesquite	TX	—	1,414	—	(8)	1,406	(117)	9/1/2015	2015
Family Dollar	Mesquite	TX	—	1,460	—	(184)	1,276	(121)	7/9/2015	2015
Family Dollar	Mexia	TX	—	112	495	—	607	(109)	2/7/2014	2000
Family Dollar	Noonday	TX	625	103	895	—	998	(188)	2/7/2014	2004
Family Dollar	Oakhurst	TX	—	36	683	—	719	(193)	12/12/2012	2012
Family Dollar	Oakwood	TX	—	133	752	—	885	(174)	11/20/2013	2013
Family Dollar	Ore City	TX	—	27	744	—	771	(109)	8/28/2014	2013
Family Dollar	Palestine	TX	671	120	914	—	1,034	(195)	2/7/2014	2000
Family Dollar	Pharr	TX	969	219	1,253	—	1,472	(264)	2/7/2014	2002
Family Dollar	Plano	TX	—	468	869	—	1,337	(214)	8/1/2013	2013
Family Dollar	Port Arthur	TX	1,044	178	1,452	—	1,630	(299)	2/7/2014	2005
Family Dollar	Raymondville	TX	542	117	707	—	824	(149)	2/7/2014	2002
Family Dollar	Refugio	TX	—	110	982	—	1,092	(141)	8/28/2014	2013
Family Dollar	Rio Grande	TX	—	133	1,284	—	1,417	(269)	2/7/2014	2003
Family Dollar	Robstown	TX	550	44	852	—	896	(172)	2/7/2014	2003
Family Dollar	Royse City	TX	972	411	1,078	—	1,489	(229)	2/7/2014	2002
Family Dollar	Sabinal	TX	—	35	952	—	987	(136)	8/28/2014	2013
Family Dollar	San Angelo	TX	891	232	1,118	—	1,350	(238)	2/7/2014	2011
Family Dollar	San Antonio	TX	800	198	1,018	—	1,216	(215)	2/7/2014	2002
Family Dollar	San Antonio	TX	864	299	1,039	—	1,338	(218)	2/7/2014	2004
Family Dollar	San Antonio	TX	598	260	653	—	913	(140)	2/7/2014	2004
Family Dollar	San Antonio	TX	506	211	567	—	778	(121)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	San Antonio	TX	728	214	911	—	1,125	(191)	2/7/2014	2004
Family Dollar	San Antonio	TX	1,143	117	1,619	—	1,736	(338)	2/7/2014	2004
Family Dollar	San Benito	TX	598	132	772	—	904	(164)	2/7/2014	2004
Family Dollar	San Diego	TX	602	55	855	—	910	(180)	2/7/2014	2004
Family Dollar	Seadrift	TX	—	51	832	—	883	(121)	8/28/2014	2013
Family Dollar	Somerville	TX	—	131	743	—	874	(209)	12/31/2012	1995
Family Dollar	Sonora	TX	—	49	548	—	597	(96)	8/28/2014	2001
Family Dollar	Tyler	TX	416	132	554	—	686	(116)	2/7/2014	2003
Family Dollar	Victoria	TX	—	441	144	—	585	(38)	2/7/2014	2003
Family Dollar	Waco	TX	440	125	544	—	669	(116)	2/7/2014	2001
Family Dollar	Weatherford	TX	—	218	1,057	(5)	1,270	(174)	10/10/2014	2014
Family Dollar	Beaver	UT	646	107	913	—	1,020	(194)	2/7/2014	2007
Family Dollar	Bristol	VA	608	104	837	—	941	(186)	2/7/2014	1978
Family Dollar	Gretna	VA	—	131	744	—	875	(186)	7/2/2013	2012
Family Dollar	Hopewell	VA	—	430	987	—	1,417	(222)	2/26/2014	2014
Family Dollar	Petersburg	VA	948	142	1,209	—	1,351	(269)	2/7/2014	2003
Family Dollar	Stuart	VA	—	204	750	—	954	(82)	4/18/2014	2013
Family Dollar	Wirtz	VA	—	148	919	—	1,067	(134)	8/28/2014	2013
Family Dollar	Green Bay	WI	—	304	1,072	—	1,376	(230)	2/7/2014	2011
Family Dollar	Markesan	WI	—	92	831	—	923	(189)	12/12/2013	2013
Family Dollar	Mayville	WI	—	128	1,023	—	1,151	(228)	2/26/2014	2014
Family Dollar	Milwaukee	WI	970	161	1,397	—	1,558	(288)	2/7/2014	2003
Family Dollar	Thorp	WI	—	90	810	—	900	(199)	8/30/2013	2013
Family Dollar	Webster	WI	—	43	808	—	851	(202)	7/11/2013	2013
Family Dollar	Alderson	WV	—	166	663	—	829	(166)	7/11/2013	2012
Family Dollar	Kemmerer	WY	—	45	853	—	898	(234)	2/22/2013	2013
Family Dollar	Mountain View	WY	—	44	838	—	882	(202)	9/13/2013	2013
Family Dollar	Torrington	WY	—	72	645	—	717	(167)	5/9/2013	1995
Family Fare Supermarket	Battle Creek	MI	—	1,393	7,950	—	9,343	(1,716)	2/7/2014	2010
Farmers Insurance	Mercer Island	WA	—	24,285	28,210	—	52,495	(5,714)	11/5/2013	1982
Fazoli's	Carmel	IN	—	427	522	—	949	(123)	7/31/2013	1986
FedEx	Homewood	AL	—	522	779	—	1,301	(199)	6/27/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
FedEx	Tempe	AZ	—	2,914	12,300	133	15,347	(2,202)	6/25/2014	2004
FedEx	Yuma	AZ	—	—	2,076	—	2,076	(658)	10/17/2012	2011
FedEx	Chico	CA	—	308	2,776	123	3,207	(861)	11/9/2012	2006
FedEx	Commerce City	CO	—	6,556	26,224	393	33,173	(8,779)	3/20/2012	2007
FedEx	Melbourne	FL	—	159	1,433	—	1,592	(390)	7/26/2013	2001
FedEx	Des Moines	IA	—	733	1,361	183	2,277	(403)	4/18/2013	1986
FedEx	Ottumwa	IA	—	205	2,552	2,749	5,506	(1,019)	10/30/2012	2012
FedEx	Waterloo	IA	—	152	2,882	—	3,034	(842)	3/22/2013	2006
FedEx	Effingham	IL	6,811	1,875	14,827	—	16,702	(2,715)	2/7/2014	2008
FedEx	Kankakee	IL	—	195	1,103	176	1,474	(377)	5/31/2012	2003
FedEx	Quincy	IL	—	371	2,101	3,011	5,483	(934)	9/28/2012	2012
FedEx	Evansville	IN	—	665	2,661	—	3,326	(873)	5/31/2012	1998
FedEx	Kokomo	IN	—	186	3,541	3,442	7,169	(1,367)	3/16/2012	2012
FedEx	Lafayette	IN	2,157	768	4,128	—	4,896	(734)	2/7/2014	2008
FedEx	Independence	KS	—	114	2,166	—	2,280	(677)	10/30/2012	2012
FedEx	Hazard	KY	—	215	4,085	—	4,300	(1,290)	9/28/2012	2012
FedEx	London	KY	—	350	3,151	—	3,501	(809)	10/11/2013	2013
FedEx	Bossier City	LA	—	295	6,223	—	6,518	(1,198)	2/7/2014	2009
FedEx	Grand Rapids	MI	—	1,797	7,189	—	8,986	(2,337)	6/14/2012	2012
FedEx	Port Huron	MI	—	125	1,121	—	1,246	(316)	5/31/2013	2003
FedEx	Roseville	MN	—	1,462	8,282	—	9,744	(2,564)	11/30/2012	2012
FedEx	Mccomb	MS	—	548	3,268	2,212	6,028	(736)	2/7/2014	2008
FedEx	Butte	MT	—	403	7,653	2,763	10,819	(2,899)	9/27/2011	2001
FedEx	Greenville	NC	—	363	6,903	—	7,266	(2,329)	2/22/2012	2006
FedEx	Belmont	NH	—	265	2,386	—	2,651	(820)	12/29/2011	1991
FedEx	Wendover	NV	—	262	1,483	—	1,745	(441)	2/25/2013	2012
FedEx	Blauvelt	NY	26,100	14,420	26,779	—	41,199	(8,870)	4/5/2012	2012
FedEx	Marcy	NY	—	339	5,795	—	6,134	(1,496)	9/5/2014	2006
FedEx	Plattsburg	NY	2,614	801	3,982	—	4,783	(830)	2/7/2014	2008
FedEx	Lebanon	OH	—	1,492	8,452	—	9,944	(2,381)	8/26/2013	2013
FedEx	Northwood	OH	2,410	674	5,497	486	6,657	(995)	2/7/2014	1998
FedEx	Tulsa	OK	—	458	8,695	—	9,153	(2,934)	2/22/2012	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
FedEx	Tulsa	OK	—	1,476	18,054	555	20,085	(4,470)	3/31/2014	1999
FedEx	Tinicum	PA	—	—	32,180	549	32,729	(8,669)	8/15/2013	2013
FedEx	Rapid City	SD	—	305	2,741	4,584	7,630	(1,162)	5/8/2015	2007
FedEx	Blountville	TN	—	562	5,056	—	5,618	(1,706)	2/3/2012	2009
FedEx	Humboldt	TN	—	239	4,543	—	4,782	(1,463)	7/11/2012	2008
FedEx	Bryan	TX	—	1,422	4,763	41	6,226	(1,203)	6/15/2012	1995
FedEx	Omak	WA	—	252	1,425	—	1,677	(450)	9/27/2012	2012
FedEx	Wenatchee	WA	—	266	2,393	—	2,659	(756)	9/27/2012	1995
FedEx	Menomonee Falls	WI	—	4,215	14,555	—	18,770	(1,315)	2/18/2016	2015
FedEx	Parkersburg	WV	—	193	3,671	—	3,864	(1,159)	9/20/2012	2012
Fire Mountain Buffet	Summerville	SC	—	245	1,308	(1,241)	312	(47)	1/8/2014	1997
Fire Mountain Buffet	Charleston	WV	—	243	1,305	(1,228)	320	(58)	1/8/2014	2000
First Bank	Pinellas Park	FL	—	630	1,470	4	2,104	(332)	10/1/2013	1980
Fleming's Steakhouse	Englewood	CO	—	1,152	3,055	—	4,207	(719)	2/7/2014	2004
Flint Energy Technologies	Rhome	TX	—	284	1,752	—	2,036	(283)	9/19/2014	2014
Floor & Decor	Mcdonough	GA	—	1,859	7,711	—	9,570	(248)	12/13/2016	2015
Folsom Gateway II	Folsom	CA	21,600	10,314	27,983	141	38,438	(5,477)	2/7/2014	2006
Food Lion	Moyock	NC	—	1,269	2,950	—	4,219	(690)	2/7/2014	1999
Forum Energy Technology	Guthrie	OK	—	393	1,305	—	1,698	(219)	6/25/2014	1979
Forum Energy Technology	Gainesville	TX	—	123	6,019	—	6,142	(973)	6/25/2014	2008
Fresenius Medical Care	Fairhope	AL	—	—	2,035	—	2,035	(426)	7/8/2013	2006
Fresenius Medical Care	Foley	AL	—	287	2,580	—	2,867	(541)	7/8/2013	2009
Fresenius Medical Care	Mobile	AL	—	278	2,505	—	2,783	(525)	7/8/2013	2009
Fresenius Medical Care	Defuniak Springs	FL	—	115	2,180	—	2,295	(457)	7/8/2013	2008
Fresenius Medical Care	Aurora	IL	2,294	287	2,584	15	2,886	(642)	7/13/2012	1996
Fresenius Medical Care	Chicago	IL	—	588	1,764	—	2,352	(438)	7/31/2012	1960
Fresenius Medical Care	Waukegan	IL	—	94	1,792	61	1,947	(453)	7/31/2012	1980
Fresenius Medical Care	Peru	IN	—	69	1,305	—	1,374	(327)	6/27/2012	1982
Fresenius Medical Care	Bossier City	LA	—	120	682	—	802	(159)	1/30/2013	2008
Fresenius Medical Care	Caro	MI	—	92	1,744	—	1,836	(437)	6/5/2012	1995
Fresenius Medical Care	Jackson	MI	1,948	137	2,603	—	2,740	(653)	6/5/2012	1995
Fresenius Medical Care	Albemarle	NC	—	139	1,253	—	1,392	(277)	4/30/2013	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Fresenius Medical Care	Angiers	NC	—	203	1,152	—	1,355	(255)	4/30/2013	2012
Fresenius Medical Care	Asheboro	NC	2,373	323	2,903	—	3,226	(642)	4/30/2013	2012
Fresenius Medical Care	Clinton	NC	—	139	2,655	3	2,797	(566)	6/28/2013	1995
Fresenius Medical Care	Fairmont	NC	—	201	1,819	6	2,026	(387)	6/28/2013	2002
Fresenius Medical Care	Fayetteville	NC	—	420	2,379	—	2,799	(508)	6/28/2013	1995
Fresenius Medical Care	Fayetteville	NC	—	134	2,551	—	2,685	(545)	6/28/2013	2004
Fresenius Medical Care	Fayetteville	NC	—	178	3,379	—	3,557	(721)	6/28/2013	1999
Fresenius Medical Care	Lumberton	NC	—	117	2,216	—	2,333	(473)	6/28/2013	1986
Fresenius Medical Care	Pembroke	NC	—	81	1,547	—	1,628	(330)	6/28/2013	2009
Fresenius Medical Care	Red Springs	NC	—	101	1,913	—	2,014	(408)	6/28/2013	2000
Fresenius Medical Care	Roseboro	NC	—	74	1,404	—	1,478	(300)	6/28/2013	2010
Fresenius Medical Care	St. Pauls	NC	—	73	1,389	—	1,462	(296)	6/28/2013	2008
Fresenius Medical Care	Taylorsville	NC	—	275	1,099	—	1,374	(243)	4/30/2013	2011
Fresenius Medical Care	Warsaw	NC	—	75	1,428	—	1,503	(341)	11/13/2012	2003
Fresenius Medical Care	Kings Mills	OH	—	399	598	6	1,003	(151)	6/5/2012	1995
Fresenius Medical Care	Dallas	TX	—	377	1,132	(42)	1,467	(246)	2/28/2013	1958
The Fresh Market	Winston-Salem	NC	—	196	4,562	—	4,758	(843)	2/7/2014	2007
Fresh Thyme Farmers Market	Canton	MI	—	1,361	6,976	—	8,337	(134)	5/18/2017	2017
Front Range Community College	Longmont	CO	—	407	2,428	55	2,890	(601)	1/8/2014	1987
Front Range Community College	Longmont	CO	—	1,150	9,067	609	10,826	(2,262)	1/8/2014	1988
Furr's	Garland	TX	—	1,529	3,715	—	5,244	(967)	6/27/2013	2008
Gainsville Fuel	Cleburne	TX	—	70	—	—	70	—	6/25/2014	2009
Gastro Pub	Tulsa	OK	27,604	1,253	70,274	1,869	73,396	(14,021)	11/5/2013	1995
GE Aviation	Auburn	AL	24,133	1,627	30,920	—	32,547	(8,259)	11/21/2012	1995
GE Engine	Winfield	KS	—	1,078	5,087	—	6,165	(3,207)	5/6/2014	1951
General Electric	Longmont	CO	—	1,402	15,640	855	17,897	(4,002)	1/8/2014	1993
General Mills	Geneva	IL	—	7,457	22,371	—	29,828	(7,340)	5/23/2012	1998
General Mills	Fort Wayne	IN	—	2,533	48,130	—	50,663	(15,051)	10/18/2012	2012
General Service Administration	Mobile	AL	—	268	5,095	49	5,412	(1,501)	6/19/2012	1995
General Service Administration	Craig	CO	—	129	1,159	16	1,304	(362)	12/30/2011	1995
General Service Administration	Cocoa	FL	500	253	1,435	15	1,703	(450)	12/13/2011	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
General Service Administration	Grangeville	ID	2,100	317	6,023	27	6,367	(1,824)	3/5/2012	2007
General Service Administration	Freeport	NY	—	843	3,372	—	4,215	(1,040)	1/10/2012	1995
General Service Administration	Plattsburgh	NY	—	508	4,572	—	5,080	(1,344)	6/19/2012	2008
General Service Administration	Warren	PA	—	341	3,114	—	3,455	(919)	6/19/2012	2008
General Service Administration	Ponce	PR	—	1,780	9,313	(4,560)	6,533	(444)	11/5/2013	1995
General Service Administration	Fort Worth	TX	—	477	4,294	(4)	4,767	(1,274)	5/9/2012	2010
General Service Administration	Gloucester	VA	—	287	1,628	—	1,915	(479)	6/20/2012	1995
Giant Eagle	Gahanna	OH	—	3,549	16,736	—	20,285	(3,059)	2/7/2014	2002
Giant Eagle	Lancaster	OH	—	2,210	15,649	—	17,859	(2,780)	2/7/2014	2008
Glen's Market	Manistee	MI	—	294	6,694	—	6,988	(1,359)	2/7/2014	2009
Globe Energy Services	Hobbs	NM	—	358	1,129	—	1,487	(214)	6/12/2014	2013
Globe Energy Services	Big Springs	TX	—	426	599	—	1,025	(117)	6/25/2014	2012
Globe Energy Services	Levelland	TX	—	42	1,887	—	1,929	(353)	6/25/2014	1997
Globe Energy Services	Midland	TX	—	1,063	528	—	1,591	(103)	6/12/2014	2009
Globe Energy Services	Midland	TX	—	1,013	968	—	1,981	(167)	6/12/2014	2010
Globe Energy Services	Monahans	TX	—	50	538	—	588	(102)	6/12/2014	2011
Globe Energy Services	Odessa	TX	—	104	1,259	—	1,363	(194)	6/25/2014	1963
Globe Energy Services	Odessa	TX	—	500	3,891	—	4,391	(741)	6/12/2014	1963
Globe Energy Services	San Angelo	TX	—	821	1,658	—	2,479	(284)	6/12/2014	2012
Globe Energy Services	Snyder	TX	—	466	588	—	1,054	(119)	6/12/2014	2005
Globe Energy Services	Snyder	TX	—	174	1,189	—	1,363	(189)	6/12/2014	1975
GM Financial	Arlington	TX	—	7,901	35,553	—	43,454	(8,007)	11/5/2013	1998
Golden Corral	Cullman	AL	—	847	2,390	(2,143)	1,094	(96)	2/7/2014	1996
Golden Corral	Gilbert	AZ	—	871	2,910	—	3,781	(758)	6/27/2013	2006
Golden Corral	Goodyear	AZ	—	686	1,939	—	2,625	(505)	6/27/2013	2006
Golden Corral	Surprise	AZ	—	1,258	4,068	—	5,326	(1,059)	6/27/2013	2007
Golden Corral	Bakersfield	CA	—	2,664	2,078	—	4,742	(533)	2/7/2014	2011
Golden Corral	Palatka	FL	—	853	1,048	(471)	1,430	(120)	6/27/2013	1997
Golden Corral	Albany	GA	—	460	1,863	—	2,323	(476)	6/27/2013	1995
Golden Corral	Brunswick	GA	—	390	2,093	—	2,483	(535)	6/27/2013	1995
Golden Corral	Council Bluffs	IA	—	1,140	1,460	—	2,600	(373)	6/27/2013	1995
Golden Corral	Clarksville	IN	—	1,061	1,344	—	2,405	(399)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Golden Corral	Evansville	IN	—	670	2,707	—	3,377	(692)	6/27/2013	1995
Golden Corral	Kokomo	IN	—	780	2,107	—	2,887	(539)	6/27/2013	1995
Golden Corral	Richmond	IN	—	728	723	—	1,451	(185)	2/7/2014	2002
Golden Corral	Wichita	KS	—	560	1,306	—	1,866	(307)	7/31/2013	2000
Golden Corral	Henderson	KY	—	600	1,586	—	2,186	(405)	6/27/2013	1995
Golden Corral	Louisville	KY	—	1,020	1,173	—	2,193	(276)	2/7/2014	2001
Golden Corral	Owensboro	KY	—	1,244	1,656	(1,941)	959	(71)	2/7/2014	1997
Golden Corral	Coon Rapids	MN	—	1,611	2,188	(2,893)	906	(60)	2/7/2014	2003
Golden Corral	Independence	MO	—	1,425	2,437	—	3,862	(574)	2/7/2014	2010
Golden Corral	Flowood	MS	—	680	2,730	—	3,410	(698)	6/27/2013	1995
Golden Corral	Horn Lake	MS	—	925	2,463	(2,319)	1,069	(93)	2/7/2014	1995
Golden Corral	Aberdeen	NC	—	690	1,566	—	2,256	(400)	6/27/2013	1995
Golden Corral	Burlington	NC	—	840	2,319	—	3,159	(593)	6/27/2013	1995
Golden Corral	Hickory	NC	—	260	2,658	—	2,918	(679)	6/27/2013	1995
Golden Corral	Bellevue	NE	—	520	1,433	—	1,953	(366)	6/27/2013	1995
Golden Corral	Lincoln	NE	—	300	2,930	—	3,230	(749)	6/27/2013	1995
Golden Corral	Farmington	NM	—	270	3,174	(2,023)	1,421	(106)	6/27/2013	1995
Golden Corral	Akron	OH	—	640	2,133	—	2,773	(438)	2/7/2014	2003
Golden Corral	Beavercreek	OH	—	713	1,858	—	2,571	(367)	2/7/2014	2000
Golden Corral	Canton	OH	—	647	2,135	—	2,782	(465)	2/7/2014	2002
Golden Corral	Cincinnati	OH	—	694	2,066	—	2,760	(444)	2/7/2014	1999
Golden Corral	Cleveland	OH	—	1,109	2,315	—	3,424	(462)	2/7/2014	2004
Golden Corral	Columbus	OH	—	770	2,476	—	3,246	(633)	6/27/2013	1995
Golden Corral	Dayton	OH	—	579	1,429	—	2,008	(308)	2/7/2014	2000
Golden Corral	Dayton	OH	—	774	2,766	—	3,540	(583)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Golden Corral	Elyria	OH	—	1,167	1,599	—	2,766	(325)	2/7/2014	2004
Golden Corral	Fairfield	OH	—	859	1,135	—	1,994	(240)	2/7/2014	1999
Golden Corral	Grove City	OH	—	926	1,859	—	2,785	(380)	2/7/2014	2007
Golden Corral	Northfield	OH	—	947	1,061	—	2,008	(210)	2/7/2014	2004
Golden Corral	Ontario	OH	—	616	2,412	—	3,028	(518)	2/7/2014	2004
Golden Corral	Springfield	OH	—	619	1,142	—	1,761	(227)	2/7/2014	2000
Golden Corral	Toledo	OH	—	838	3,333	—	4,171	(664)	2/7/2014	2004
Golden Corral	Zanesville	OH	—	487	2,030	—	2,517	(529)	6/27/2013	2002
Golden Corral	Midwest City	OK	—	1,175	1,708	(983)	1,900	(172)	6/27/2013	1991
Golden Corral	Norman	OK	—	345	2,107	—	2,452	(549)	6/27/2013	1994
Golden Corral	Tulsa	OK	—	280	3,890	—	4,170	(994)	6/27/2013	1995
Golden Corral	Monroeville	PA	—	1,647	849	—	2,496	(130)	2/7/2014	1982
Golden Corral	Rock Hill	SC	—	320	2,130	—	2,450	(544)	6/27/2013	1995
Golden Corral	Cookeville	TN	—	800	1,937	—	2,737	(495)	6/27/2013	1995
Golden Corral	Baytown	TX	—	596	1,788	—	2,384	(421)	7/31/2013	1998
Golden Corral	College Station	TX	—	1,265	1,718	—	2,983	(447)	6/27/2013	1990
Golden Corral	Houston	TX	—	1,147	2,447	(64)	3,530	(637)	6/27/2013	1995
Golden Corral	San Angelo	TX	—	644	1,702	—	2,346	(379)	2/7/2014	2012
Golden Corral	Spring	TX	—	3,342	1,207	—	4,549	(331)	2/7/2014	2011
Golden Corral	Texarkana	TX	—	758	3,031	—	3,789	(713)	7/31/2013	2001
Golden Corral	Bristol	VA	—	750	2,276	—	3,026	(582)	6/27/2013	1995
Golden Corral	Beckley	WV	—	1,248	2,258	(2,507)	999	(82)	2/7/2014	1995
Goodyear	Cumming	GA	—	534	2,516	—	3,050	(490)	2/7/2014	2010
Goodyear	Cumming	GA	—	1,085	1,915	—	3,000	(396)	2/7/2014	2010
Goodyear	Mcdonough	GA	11,033	1,797	21,264	—	23,061	(5,199)	1/8/2014	1995
Goodyear	Stockbridge	GA	13,432	1,222	32,119	—	33,341	(8,117)	1/8/2014	1995
Goodyear	Dekalb	IL	20,147	4,476	44,516	—	48,992	(11,245)	1/8/2014	1999
Goodyear	Lockbourne	OH	13,144	3,107	28,868	—	31,975	(6,984)	1/8/2014	1998
Goodyear	York	PA	22,834	1,980	53,396	—	55,376	(12,766)	1/8/2014	2001
Goodyear	Columbia	SC	—	656	2,077	—	2,733	(413)	2/7/2014	2010
Goodyear	Corpus Christi	TX	—	753	1,737	—	2,490	(337)	2/7/2014	2008
Goodyear	Terrell	TX	15,350	2,516	34,804	—	37,320	(8,779)	1/8/2014	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
The Gorilla Glue Company	Cincinnati	OH	—	5,563	34,887	—	40,450	(468)	7/28/2017	1978
Grandy's	Ardmore	OK	—	454	—	—	454	—	6/27/2013	1995
Grandy's	Moore	OK	—	320	428	—	748	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	260	380	—	640	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	320	289	—	609	—	6/27/2013	1995
Grandy's	Arlington	TX	—	734	—	—	734	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	773	—	(178)	595	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	847	—	—	847	—	6/27/2013	1986
Grandy's	Dallas	TX	—	725	—	—	725	—	7/31/2013	1981
Grandy's	Dallas	TX	—	357	—	—	357	—	7/31/2013	1984
Grandy's	Fort Worth	TX	—	777	—	—	777	—	6/27/2013	1995
Grandy's	Fort Worth	TX	—	811	—	—	811	—	6/27/2013	1985
Grandy's	Garland	TX	—	623	—	—	623	—	6/27/2013	1980
Grandy's	Garland	TX	—	859	—	—	859	—	6/27/2013	1985
Grandy's	Greenville	TX	—	847	—	—	847	—	7/31/2013	1979
Grandy's	Irving	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Lancaster	TX	—	780	—	—	780	—	6/27/2013	1984
Grandy's	Mesquite	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Plano	TX	—	871	—	—	871	—	6/27/2013	1980
Greene's Energy Group	Broussard	LA	—	455	6,022	—	6,477	(833)	6/12/2014	1980
Habanero's Mexican Grill	Hueytown	AL	—	60	639	—	699	(163)	6/27/2013	1995
Hanesbrands	Rural Hall	NC	18,100	1,798	41,214	(50)	42,962	(7,406)	2/7/2014	1992
Hanesbrands	Rural Hall	NC	17,990	1,082	22,565	—	23,647	(7,169)	12/21/2012	1989
Hardee's	Morrilton	AR	—	175	937	—	1,112	(197)	3/28/2014	1986
Hardee's	Jacksonville	FL	—	875	583	—	1,458	(137)	7/31/2013	1993
Hardee's	Pace	FL	—	419	435	—	854	(110)	6/27/2013	1991
Hardee's	Williston	FL	—	395	553	—	948	(139)	6/27/2013	1992
Hardee's	Bremen	GA	—	129	518	—	647	(122)	7/31/2013	1980
Hardee's	Canton	GA	—	488	539	—	1,027	(136)	6/27/2013	1983
Hardee's	Mount Vernon	IA	—	320	480	(6)	794	(121)	6/27/2013	1987
Hardee's	Indian Trail	NC	—	777	553	—	1,330	(134)	6/27/2013	1992
Hardee's	Old Fort	NC	—	300	904	—	1,204	(223)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Hardee's	Sparta	NC	—	372	346	—	718	(87)	6/27/2013	1983
Hardee's	Akron	OH	—	207	483	—	690	(113)	7/31/2013	1990
Hardee's	Jefferson	OH	—	242	363	—	605	(85)	7/31/2013	1989
Hardee's	Minerva	OH	—	214	321	—	535	(76)	7/31/2013	1990
Hardee's	Seville	OH	—	151	454	—	605	(107)	7/31/2013	1989
Hardee's	Aiken	SC	—	220	450	—	670	(111)	6/27/2013	1995
Hardee's	Chapin	SC	—	380	741	—	1,121	(183)	6/27/2013	1995
Hardee's	Chester	SC	—	586	563	—	1,149	(104)	7/31/2013	1994
Hardee's	Bloomingdale	TN	—	270	844	—	1,114	(208)	6/27/2013	1995
Hardee's	Clinton	TN	—	390	893	—	1,283	(221)	6/27/2013	1995
Hardee's	Crossville	TN	—	300	689	—	989	(170)	6/27/2013	1995
Hardee's	Erwin	TN	—	346	406	—	752	(102)	6/27/2013	1982
Hardee's	Morristown	TN	—	353	431	—	784	(101)	7/31/2013	1991
Hardee's	Springfield	TN	—	343	515	—	858	(121)	7/31/2013	1990
Hardee's / Red Burrito	Attalla	AL	—	220	896	—	1,116	(221)	6/27/2013	1995
Harley Davidson	Round Rock	TX	—	1,688	9,563	—	11,251	(2,537)	7/31/2013	2008
Harps Grocery	Cabot	AR	—	270	4,664	—	4,934	(989)	2/7/2014	2014
Harps Grocery	Haskell	AR	—	499	3,281	—	3,780	(685)	2/7/2014	2012
Harps Grocery	Hot Springs	AR	—	592	4,353	—	4,945	(904)	2/7/2014	2013
Harps Grocery	Hot Springs	AR	—	839	4,486	—	5,325	(887)	2/7/2014	2013
Harps Grocery	Searcy	AR	—	705	4,159	—	4,864	(835)	2/7/2014	2008
Harps Grocery	West Fork	AR	—	635	4,708	—	5,343	(951)	2/7/2014	2013
Harps Grocery	Poplar Bluff	MO	—	572	2,991	4	3,567	(290)	2/21/2014	2014
Harps Grocery	Inola	OK	—	130	3,387	—	3,517	(680)	3/5/2014	2014
Harris Teeter	Durham	NC	1,910	3,239	—	—	3,239	—	2/7/2014	2009
HD Supply	Santee	CA	—	2,400	7,312	430	10,142	(1,908)	2/21/2014	1995
Healthnow	Buffalo	NY	41,555	2,569	89,399	—	91,968	(13,871)	2/7/2014	2007
Helmer Scientific	Noblesville	IN	—	1,431	10,699	—	12,130	(137)	7/27/2017	2012
Hobby Lobby	Algonquin	IL	—	998	4,580	—	5,578	(76)	6/23/2017	2012
Hobby Lobby	Avon	IN	—	1,439	5,855	—	7,294	(1,129)	2/7/2014	2007
Hobby Lobby	Kannapolis	NC	—	1,929	4,227	—	6,156	(849)	2/7/2014	2004
Hobby Lobby	Columbia	TN	—	951	2,467	38	3,456	(563)	2/26/2014	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Hobby Lobby	Logan	UT	—	2,683	3,079	—	5,762	(671)	2/7/2014	2008
Home Depot	Tucson	AZ	—	6,251	—	—	6,251	—	2/7/2014	2005
Home Depot	San Diego	CA	6,650	12,518	—	—	12,518	—	2/7/2014	1998
Home Depot	Evans	GA	—	4,583	—	—	4,583	—	2/7/2014	2009
Home Depot	Kennesaw	GA	—	1,809	12,331	1	14,141	(2,203)	2/7/2014	2012
Home Depot	Slidell	LA	1,996	5,131	—	—	5,131	—	2/7/2014	1998
Home Depot	Las Vegas	NV	—	7,907	—	—	7,907	—	2/7/2014	1998
Home Depot	Columbia	SC	—	2,911	15,463	—	18,374	(4,986)	11/9/2009	2009
Home Depot	Odessa	TX	—	1,599	—	—	1,599	—	2/7/2014	1998
Home Depot	Winchester	VA	—	3,955	18,405	1,136	23,496	(5,339)	2/7/2014	2008
Home Town Buffet	Rialto	CA	—	265	1,261	(1,046)	480	(108)	1/8/2014	1998
Home Town Buffet	Santa Maria	CA	—	191	1,006	(763)	434	(55)	1/8/2014	2002
Home Town Buffet	Newark	DE	—	177	1,129	(739)	567	(95)	1/8/2014	1983
Home Town Buffet	Union Gap	WA	—	253	1,320	(1,223)	350	(75)	1/8/2014	2002
Houghton Town Center	Tucson	AZ	—	1,176	8,565	—	9,741	(9)	12/28/2017	2017
Huntington National Bank	Conneaut	OH	—	205	477	6	688	(108)	10/1/2013	1971
Huntington National Bank	Jefferson	OH	—	255	765	7	1,027	(173)	10/1/2013	1963
Hy-Vee	Vermillion	SD	2,922	409	3,684	—	4,093	(1,219)	4/8/2013	1986
IFM Efectors	Malvern	PA	—	1,816	—	9,747	11,563	(840)	8/27/2014	2014
Igloo	Katy	TX	—	5,617	38,470	—	44,087	(6,887)	2/7/2014	2004
IHOP	Auburn	AL	—	1,111	933	—	2,044	(243)	6/27/2013	1998
IHOP	Homewood	AL	—	610	1,762	—	2,372	(450)	6/27/2013	1995
IHOP	Montgomery	AL	—	941	—	(517)	424	—	6/27/2013	1998
IHOP	Castle Rock	CO	—	320	2,334	—	2,654	(597)	6/27/2013	1995
IHOP	Greeley	CO	—	120	1,538	—	1,658	(393)	6/27/2013	1995
IHOP	Loveland	CO	—	181	1,534	—	1,715	(53)	6/27/2013	1995
IHOP	Pueblo	CO	—	330	1,589	—	1,919	(406)	6/27/2013	1995
IHOP	Bossier City	LA	—	541	1,342	—	1,883	(349)	6/27/2013	1998
IHOP	Natchitoches	LA	—	750	89	—	839	(23)	6/27/2013	1995
IHOP	Roseville	MI	—	340	1,071	125	1,536	(275)	6/27/2013	1995
IHOP	Kansas City	MO	—	630	1,002	—	1,632	(256)	6/27/2013	1995
IHOP	Southaven	MS	—	350	2,108	—	2,458	(539)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
IHOP	Greenville	SC	—	610	1,551	—	2,161	(396)	6/27/2013	1995
IHOP	Clarksville	TN	—	530	1,346	—	1,876	(344)	6/27/2013	1995
IHOP	Murfreesboro	TN	—	600	1,687	—	2,287	(431)	6/27/2013	1995
IHOP	Baytown	TX	—	698	1,297	—	1,995	(305)	7/31/2013	1998
IHOP	Corpus Christi	TX	—	1,176	—	—	1,176	—	7/31/2013	1995
IHOP	Fort Worth	TX	—	560	1,879	—	2,439	(480)	6/27/2013	1995
IHOP	Houston	TX	—	760	2,462	—	3,222	(629)	6/27/2013	1995
IHOP	Killeen	TX	—	380	1,028	—	1,408	(263)	6/27/2013	1995
IHOP	Lake Jackson	TX	—	370	2,018	—	2,388	(516)	6/27/2013	1995
IHOP	Leon Valley	TX	—	650	2,055	—	2,705	(665)	6/27/2013	1995
IHOP	Auburn	WA	—	780	1,878	—	2,658	(480)	6/27/2013	1995
Ingersoll Rand	Annandale	NJ	—	1,367	14,223	(90)	15,500	(5,249)	4/30/2014	1999
Ingram Micro	Amherst	NY	—	4,107	20,347	—	24,454	(4,068)	6/25/2014	1986
Invensys Systems	Foxboro	MA	—	11,784	—	27,888	39,672	(3,504)	6/27/2014	1965
Iron Mountain	Columbus	OH	—	405	3,642	1,263	5,310	(1,217)	9/28/2012	1954
Iron Mountain	Mohnton	PA	—	197	6,152	—	6,349	(1,032)	7/2/2014	1979
IRS Gateway Center	Covington	KY	—	3,120	80,689	1,561	85,370	(12,096)	6/5/2014	1994
Irving Oil	Belfast	ME	—	339	698	—	1,037	(170)	2/7/2014	1997
Irving Oil	Bethel	ME	—	182	331	—	513	(83)	2/7/2014	1990
Irving Oil	Boothbay Harbor	ME	—	413	550	—	963	(143)	2/7/2014	1993
Irving Oil	Caribou	ME	—	187	404	—	591	(97)	2/7/2014	1990
Irving Oil	Fort Kent	ME	—	358	352	—	710	(100)	2/7/2014	1973
Irving Oil	Kennebunk	ME	—	469	541	—	1,010	(146)	2/7/2014	1980
Irving Oil	Lincoln	ME	—	360	360	—	720	(91)	2/7/2014	1994
Irving Oil	Orono	ME	—	228	272	—	500	(66)	2/7/2014	1984
Irving Oil	Saco	ME	—	619	222	—	841	(78)	2/7/2014	1995
Irving Oil	Skowhegan	ME	—	541	492	—	1,033	(135)	2/7/2014	1988
Irving Oil	Conway	NH	—	173	525	—	698	(119)	2/7/2014	2004
Irving Oil	Dover	NH	—	380	717	—	1,097	(170)	2/7/2014	1988
Irving Oil	Rochester	NH	—	290	747	—	1,037	(171)	2/7/2014	1970
Irving Oil	Dummerston	VT	—	185	353	—	538	(95)	2/7/2014	1993
Irving Oil	Rutland	VT	—	249	220	—	469	(54)	2/7/2014	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Irving Oil	Westminster	VT	—	108	437	—	545	(104)	2/7/2014	1990
Jack in the Box	Avondale	AZ	—	110	2,237	—	2,347	(553)	6/27/2013	1995
Jack in the Box	Chandler	AZ	—	450	1,447	—	1,897	(358)	6/27/2013	1995
Jack in the Box	Folsom	CA	—	280	2,423	—	2,703	(599)	6/27/2013	1995
Jack in the Box	Sacramento	CA	—	476	1,110	—	1,586	(261)	7/31/2013	1991
Jack in the Box	West Sacramento	CA	—	590	1,710	—	2,300	(422)	6/27/2013	1995
Jack in the Box	Burley	ID	—	240	1,430	—	1,670	(353)	6/27/2013	1995
Jack in the Box	Belleville	IL	—	200	966	—	1,166	(239)	6/27/2013	1995
Jack in the Box	Florissant	MO	—	502	1,515	—	2,017	(374)	6/27/2013	1995
Jack in the Box	St. Louis	MO	—	420	1,494	—	1,914	(369)	6/27/2013	1995
Jack in the Box	Salem	OR	—	580	1,301	—	1,881	(322)	6/27/2013	1995
Jack in the Box	Tigard	OR	—	620	1,361	—	1,981	(336)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,325	—	1,745	(327)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,365	—	1,785	(337)	6/27/2013	1995
Jack in the Box	Cleburne	TX	—	291	1,647	—	1,938	(387)	7/31/2013	2000
Jack in the Box	Corinth	TX	—	400	1,416	—	1,816	(350)	6/27/2013	1995
Jack in the Box	Farmers Branch	TX	—	460	1,640	—	2,100	(405)	6/27/2013	1995
Jack in the Box	Fort Worth	TX	—	490	1,702	—	2,192	(421)	6/27/2013	1995
Jack in the Box	Georgetown	TX	—	600	1,508	—	2,108	(373)	6/27/2013	1995
Jack in the Box	Granbury	TX	—	380	1,449	—	1,829	(358)	6/27/2013	1995
Jack in the Box	Grand Prairie	TX	—	600	1,856	—	2,456	(459)	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	470	1,344	—	1,814	(332)	6/27/2013	1995
Jack in the Box	Gun Barrel City	TX	—	300	961	(866)	395	(9)	6/27/2013	1995
Jack in the Box	Houston	TX	—	460	1,437	—	1,897	(355)	6/27/2013	1995
Jack in the Box	Houston	TX	—	390	1,172	—	1,562	(290)	6/27/2013	1995
Jack in the Box	Houston	TX	—	330	1,845	—	2,175	(456)	6/27/2013	1995
Jack in the Box	Houston	TX	—	410	1,621	—	2,031	(401)	6/27/2013	1995
Jack in the Box	Houston	TX	—	450	1,396	—	1,846	(345)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Jack in the Box	Hutchins	TX	—	330	1,363	—	1,693	(337)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	440	1,544	—	1,984	(381)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	450	1,563	—	2,013	(386)	6/27/2013	1995
Jack in the Box	Mesquite	TX	—	560	1,652	—	2,212	(408)	6/27/2013	1995
Jack in the Box	Missouri City	TX	—	451	837	—	1,288	(197)	7/31/2013	1991
Jack in the Box	Nacogdoches	TX	—	340	1,320	—	1,660	(326)	6/27/2013	1995
Jack in the Box	Orange	TX	—	270	1,661	—	1,931	(410)	6/27/2013	1995
Jack in the Box	Port Arthur	TX	—	460	1,405	—	1,865	(347)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	400	1,244	—	1,644	(307)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	470	1,256	—	1,726	(310)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	350	1,249	—	1,599	(309)	6/27/2013	1995
Jack in the Box	Spring	TX	—	570	1,340	—	1,910	(331)	6/27/2013	1995
Jack in the Box	Spring	TX	—	450	1,487	—	1,937	(367)	6/27/2013	1995
Jack in the Box	Texas City	TX	—	454	844	—	1,298	(212)	6/27/2013	1991
Jack in the Box	Tyler	TX	—	450	1,025	—	1,475	(253)	6/27/2013	1995
Jack in the Box	Weatherford	TX	—	480	1,329	—	1,809	(328)	6/27/2013	1995
Jack in the Box	Enumclaw	WA	—	380	1,238	—	1,618	(306)	6/27/2013	1995
Jeremiah's Italian Ice	Winter Springs	FL	—	734	—	—	734	—	7/31/2013	1995
Jiffy Lube	Houston	TX	—	423	1,037	—	1,460	(180)	6/9/2014	2008
Jo-Ann's	Shakopee	MN	—	994	1,807	—	2,801	(350)	2/7/2014	2012
Johnny Carinos	Rogers	AR	—	997	2,540	—	3,537	(661)	6/27/2013	2001
Johnny Carinos	Columbus	IN	—	809	1,888	—	2,697	(491)	8/30/2013	2004
Johnny Carinos	Muncie	IN	—	540	2,160	—	2,700	(562)	8/30/2013	2003
Johnny Carinos	Houston	TX	—	1,328	2,656	—	3,984	(692)	6/27/2013	2002
Johnny Carinos	Midland	TX	—	998	2,329	—	3,327	(618)	7/31/2013	2000
Katun Corp.	Davenport	IA	—	454	7,485	—	7,939	(1,158)	5/6/2014	1993
Keane Frac	Pleasanton	TX	—	328	4,804	(2,858)	2,274	(148)	9/25/2014	2014
Kentucky Fried Chicken	Bloomington	IL	—	576	1,466	—	2,042	(369)	6/27/2013	2004
Kentucky Fried Chicken	Charleston	IL	—	282	1,514	—	1,796	(381)	6/27/2013	2003
Kentucky Fried Chicken	Decatur	IL	—	276	1,619	—	1,895	(407)	6/27/2013	2001
Kentucky Fried Chicken	Dolton	IL	—	167	946	—	1,113	(223)	7/31/2013	1975
Kentucky Fried Chicken	Elmhurst	IL	—	242	969	—	1,211	(228)	7/31/2013	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Kentucky Fried Chicken	Hazel Crest	IL	—	153	1,376	—	1,529	(324)	7/31/2013	1982
Kentucky Fried Chicken	Homewood	IL	—	660	1,541	—	2,201	(362)	7/31/2013	1992
Kentucky Fried Chicken	Matteson	IL	—	399	2,259	—	2,658	(531)	7/31/2013	1973
Kentucky Fried Chicken	Mattoon	IL	—	113	1,019	—	1,132	(240)	7/31/2013	1973
Kentucky Fried Chicken	Oak Forest	IL	—	185	1,047	—	1,232	(246)	7/31/2013	1955
Kentucky Fried Chicken	Rockford	IL	—	201	1,142	—	1,343	(268)	7/31/2013	1995
Kentucky Fried Chicken	Springfield	IL	—	267	1,068	—	1,335	(251)	7/31/2013	1987
Kentucky Fried Chicken	Springfield	IL	—	212	1,203	—	1,415	(283)	7/31/2013	1987
Kentucky Fried Chicken	Westchester	IL	—	238	952	—	1,190	(224)	7/31/2013	1973
Kentucky Fried Chicken	Crawfordsville	IN	—	159	1,068	—	1,227	(269)	6/27/2013	1979
Kentucky Fried Chicken	Frankfort	IN	—	99	893	—	992	(210)	7/31/2013	1985
Kentucky Fried Chicken	Franklin	IN	—	205	1,375	—	1,580	(346)	6/27/2013	1976
Kentucky Fried Chicken	Greenwood	IN	—	339	1,405	—	1,744	(354)	6/27/2013	1976
Kentucky Fried Chicken	Lebanon	IN	—	337	1,348	—	1,685	(317)	7/31/2013	1983
Kentucky Fried Chicken	Deming	NM	—	220	691	—	911	(171)	6/27/2013	1995
Kentucky Fried Chicken	Las Cruces	NM	—	270	498	—	768	(123)	6/27/2013	1995
Kentucky Fried Chicken	Warren	OH	—	426	640	(421)	645	(31)	7/31/2013	1987
Kentucky Fried Chicken	New Kensington	PA	—	324	487	(260)	551	(26)	7/31/2013	1967
Kentucky Fried Chicken	Appleton	WI	—	350	874	—	1,224	(216)	6/27/2013	1995
Kentucky Fried Chicken / A&W	Granite City	IL	—	102	1,083	—	1,185	(273)	6/27/2013	1987
Kentucky Fried Chicken / A&W	Allison Park	PA	—	246	683	—	929	(172)	6/27/2013	1978
Kentucky Fried Chicken / A&W	Germantown	WI	—	368	913	—	1,281	(230)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Green Bay	WI	—	208	1,022	—	1,230	(257)	6/27/2013	1986
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	396	773	—	1,169	(194)	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	281	795	—	1,076	(200)	6/27/2013	1992
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	89	750	—	839	(189)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	197	975	—	1,172	(245)	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	138	924	—	1,062	(233)	6/27/2013	1992
Kentucky Fried Chicken / A&W	South Milwaukee	WI	—	197	695	—	892	(175)	6/27/2013	1993
Kentucky Fried Chicken / A&W	Wauwatosa	WI	—	135	615	—	750	(155)	6/27/2013	1992
Kentucky Fried Chicken / A&W	West Bend	WI	—	185	705	—	890	(177)	6/27/2013	1972
Ker's WingHouse Bar and Grill	Brandon	FL	—	340	654	—	994	(167)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Ker's WingHouse Bar and Grill	Clearwater	FL	—	550	627	—	1,177	(160)	6/27/2013	1995
Kettle Restaurant	San Antonio	TX	—	168	206	—	374	(48)	7/31/2013	1965
Key Bank	Spencerport	NY	—	59	1,112	—	1,171	(271)	6/5/2013	1960
Kirklands	Wilmington	NC	—	1,127	1,061	—	2,188	(222)	2/7/2014	2004
Kohl's	Monrovia	CA	8,700	8,052	7,891	—	15,943	(1,542)	2/7/2014	1982
Kohl's	Tavares	FL	4,670	4,173	—	—	4,173	—	2/7/2014	2008
Kohl's	Fort Dodge	IA	—	1,431	3,109	—	4,540	(609)	2/7/2014	2011
Kohl's	Salina	KS	—	964	5,009	—	5,973	(877)	2/7/2014	2009
Kohl's	Howell	MI	7,705	547	10,399	—	10,946	(3,501)	3/28/2013	2003
Kohl's	Saginaw	MI	—	1,110	6,932	—	8,042	(1,212)	2/7/2014	2011
Kohl's	Columbia	SC	—	1,532	14,561	—	16,093	(2,413)	2/7/2014	2007
Kohl's	Spartanburg	SC	—	2,984	5,842	—	8,826	(1,089)	2/7/2014	2006
Kohl's	Brownsville	TX	—	2,756	3,423	—	6,179	(30)	2/7/2014	2007
Kohl's	Mcallen	TX	3,479	1,286	7,321	—	8,607	(1,319)	2/7/2014	2005
Kohl's	Rice Lake	WI	—	1,268	7,788	—	9,056	(1,365)	2/7/2014	2011
Kroger	Calhoun	GA	—	—	6,279	—	6,279	(1,293)	11/5/2013	1996
Kroger	Lithonia	GA	—	—	6,250	—	6,250	(1,287)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,574	—	7,574	(1,560)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,691	—	7,691	(1,584)	11/5/2013	1993
Kroger	Frankfort	KY	—	—	5,794	—	5,794	(1,193)	11/5/2013	1995
Kroger	Madisonville	KY	—	—	5,715	—	5,715	(1,177)	11/5/2013	1996
Kroger	Murray	KY	—	—	6,165	—	6,165	(1,269)	11/5/2013	1995
Kroger	Owensboro	KY	—	—	6,073	—	6,073	(1,251)	11/5/2013	1996
Kroger	Franklin	TN	—	—	7,782	—	7,782	(1,602)	11/5/2013	1996
Kroger	Knoxville	TN	—	—	7,642	—	7,642	(1,574)	11/5/2013	1996
Krystal	Greenville	AL	—	195	1,147	182	1,524	(306)	6/27/2013	1995
Krystal	Huntsville	AL	—	348	811	—	1,159	(269)	4/23/2013	1960
Krystal	Huntsville	AL	—	352	654	125	1,131	(221)	4/23/2013	1971
Krystal	Huntsville	AL	—	305	712	125	1,142	(232)	6/10/2013	1985
Krystal	Montgomery	AL	—	259	1,036	—	1,295	(374)	9/21/2012	1964
Krystal	Montgomery	AL	—	560	829	175	1,564	(227)	6/27/2013	1995
Krystal	Montgomery	AL	—	303	562	125	990	(191)	4/23/2013	1962

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Krystal	Montgomery	AL	—	502	613	—	1,115	(203)	4/23/2013	1962
Krystal	Scottsboro	AL	—	20	1,157	172	1,349	(307)	6/27/2013	1995
Krystal	Tuscaloosa	AL	—	206	1,165	—	1,371	(420)	9/21/2012	1976
Krystal	Valley	AL	—	297	694	125	1,116	(233)	4/23/2013	1979
Krystal	Vestavia Hills	AL	—	342	513	—	855	(170)	4/23/2013	1995
Krystal	Jacksonville	FL	—	574	574	—	1,148	(207)	9/21/2012	1990
Krystal	Orlando	FL	—	372	372	125	869	(135)	9/21/2012	1994
Krystal	Orlando	FL	—	669	446	—	1,115	(161)	9/21/2012	1995
Krystal	Plant City	FL	—	355	533	—	888	(192)	9/21/2012	2012
Krystal	St. Augustine	FL	—	411	411	125	947	(150)	9/21/2012	2012
Krystal	Albany	GA	—	309	721	—	1,030	(260)	9/21/2012	1962
Krystal	Atlanta	GA	—	166	664	—	830	(240)	9/21/2012	1973
Krystal	Augusta	GA	—	365	851	—	1,216	(307)	9/21/2012	1979
Krystal	Columbus	GA	—	622	934	—	1,556	(337)	9/21/2012	1977
Krystal	Decatur	GA	—	94	533	—	627	(192)	9/21/2012	1965
Krystal	East Point	GA	—	221	664	—	885	(238)	10/26/2012	1984
Krystal	Macon	GA	—	325	759	—	1,084	(274)	9/21/2012	1962
Krystal	Milledgeville	GA	—	261	609	—	870	(220)	9/21/2012	2011
Krystal	Snellville	GA	—	466	466	—	932	(168)	9/21/2012	1981
Krystal	Corinth	MS	—	279	652	125	1,056	(219)	4/23/2013	2007
Krystal	Gulfport	MS	—	215	861	—	1,076	(311)	9/21/2012	2011
Krystal	Pearl	MS	—	426	638	—	1,064	(230)	9/21/2012	1976
Krystal	Chattanooga	TN	—	336	784	—	1,120	(283)	9/21/2012	2010
Krystal	Chattanooga	TN	—	186	328	—	514	(56)	6/27/2013	1995
Krystal	Chattanooga	TN	—	440	659	—	1,099	(219)	4/23/2013	1983
Krystal	Knoxville	TN	—	369	246	—	615	(89)	9/21/2012	1970
Krystal	Lawrenceburg	TN	—	304	709	—	1,013	(235)	4/23/2013	1980
Krystal	Memphis	TN	—	257	1,029	—	1,286	(341)	4/23/2013	1975
Krystal	Memphis	TN	—	181	723	—	904	(240)	4/23/2013	1972
Krystal	Murfreesboro	TN	—	465	698	—	1,163	(231)	4/23/2013	2008
Kum & Go	Bentonville	AR	—	587	1,370	(13)	1,944	(390)	11/20/2012	2009
Kum & Go	Lowell	AR	—	774	1,437	—	2,211	(409)	11/20/2012	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Kum & Go	Paragould	AR	—	708	2,123	—	2,831	(614)	9/28/2012	2012
Kum & Go	Rogers	AR	—	668	1,559	—	2,227	(443)	11/20/2012	2008
Kum & Go	Sherwood	AR	—	866	1,609	—	2,475	(465)	9/28/2012	2012
Kum & Go	Fountain	CO	—	1,131	1,696	—	2,827	(478)	12/24/2012	2012
Kum & Go	Monument	CO	—	1,192	1,457	—	2,649	(411)	12/24/2012	2012
Kum & Go	Muscatine	IA	—	794	1,853	—	2,647	(522)	12/27/2012	2012
Kum & Go	Ottumwa	IA	—	586	1,368	—	1,954	(389)	11/20/2012	1998
Kum & Go	Sloan	IA	—	447	2,162	—	2,609	(531)	2/7/2014	2008
Kum & Go	Story City	IA	—	223	2,089	—	2,312	(457)	2/7/2014	2006
Kum & Go	Tipton	IA	—	507	1,945	—	2,452	(500)	2/7/2014	2008
Kum & Go	Waukee	IA	—	1,280	1,280	—	2,560	(344)	3/28/2013	2012
Kum & Go	West Branch	IA	—	219	1,089	—	1,308	(235)	2/7/2014	1997
Kum & Go	Joplin	MO	—	218	782	—	1,000	(225)	2/11/2014	1987
Kum & Go	Joplin	MO	—	205	594	—	799	(173)	2/11/2014	1986
Kum & Go	Neosho	MO	—	504	1,144	—	1,648	(256)	2/11/2014	1997
Kum & Go	Tioga	ND	—	318	2,863	—	3,181	(814)	11/8/2012	2012
Kum & Go	Muskogee	OK	—	423	1,691	—	2,114	(423)	7/22/2013	2013
Kum & Go	Muskogee	OK	—	97	973	—	1,070	(161)	9/30/2014	1999
Kum & Go	Cheyenne	WY	—	411	2,327	—	2,738	(656)	12/27/2012	2012
Kum & Go	Gillette	WY	—	878	2,048	—	2,926	(522)	6/28/2013	2013
L.A. Fitness	Avondale	AZ	—	2,253	9,040	—	11,293	(1,894)	2/7/2014	2006
L.A. Fitness	Glendale	AZ	3,093	2,177	7,568	20	9,765	(1,721)	2/7/2014	2005
L.A. Fitness	Marana	AZ	—	1,284	8,322	—	9,606	(1,814)	2/7/2014	2011
L.A. Fitness	Highland	CA	4,547	2,274	8,673	—	10,947	(2,010)	2/7/2014	2009
L.A. Fitness	Boynton Beach	FL	—	1,485	9,945	—	11,430	(334)	11/22/2016	2005
L.A. Fitness	Miami	FL	—	2,730	8,671	—	11,401	(300)	11/22/2016	2015
L.A. Fitness	Tampa	FL	—	1,084	6,500	—	7,584	(28)	11/13/2017	2016
L.A. Fitness	Broadview	IL	—	3,345	8,763	276	12,384	(1,862)	2/7/2014	2010
L.A. Fitness	Oswego	IL	—	3,163	8,749	—	11,912	(1,934)	2/7/2014	2008
L.A. Fitness	Tinley Park	IL	—	1,722	8,976	—	10,698	(10)	12/22/2017	2006
L.A. Fitness	Carmel	IN	—	1,457	9,562	—	11,019	(2,008)	2/7/2014	2008
L.A. Fitness	Indianapolis	IN	—	1,279	8,970	—	10,249	(1,884)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
L.A. Fitness	St. Clair Shores	MI	—	2,163	6,787	—	8,950	(254)	11/22/2016	1982
L.A. Fitness	Oakdale	MN	4,749	2,315	8,315	—	10,630	(1,821)	2/7/2014	2009
L.A. Fitness	Webster	NY	—	2,922	5,102	—	8,024	(62)	8/1/2017	2014
L.A. Fitness	Edmond	OK	—	962	6,916	—	7,878	(1,320)	3/31/2014	2014
L.A. Fitness	Easton	PA	—	938	10,600	152	11,690	(2,237)	2/7/2014	1979
L.A. Fitness	Dallas	TX	4,712	2,629	10,413	—	13,042	(2,079)	2/7/2014	2008
L.A. Fitness	Denton	TX	3,831	1,888	9,568	(6)	11,450	(1,966)	2/7/2014	2009
L.A. Fitness	Duncanville	TX	—	1,538	10,023	—	11,561	(2,025)	2/7/2014	2007
L.A. Fitness	Mckinney	TX	—	2,039	7,787	—	9,826	(273)	11/22/2016	2005
L.A. Fitness	Rowlett	TX	—	2,539	7,668	6	10,213	(163)	4/11/2017	2006
L.A. Fitness	Spring	TX	—	1,970	9,290	—	11,260	(1,903)	2/7/2014	2006
Lamrite West	Strongsville	OH	—	3,078	34,076	—	37,154	(338)	8/21/2017	1999
Leeann Chin	Blaine	MN	—	480	528	—	1,008	(130)	6/27/2013	1995
Leeann Chin	Chanhassen	MN	—	450	763	—	1,213	(189)	6/27/2013	1995
Leeann Chin	Golden Valley	MN	—	270	776	—	1,046	(192)	6/27/2013	1995
Lee's Famous Recipe Chicken	Florissant	MO	—	306	560	—	866	(141)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Ann	MO	—	187	571	—	758	(144)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Louis	MO	—	107	874	—	981	(220)	6/27/2013	1984
Logan's Roadhouse	Huntsville	AL	—	520	4,797	(1,363)	3,954	(573)	6/27/2013	1995
Logan's Roadhouse	Fayetteville	AR	—	1,570	2,182	(953)	2,799	(251)	6/27/2013	1995
Logan's Roadhouse	Hattiesburg	MS	—	890	4,012	(803)	4,099	(533)	6/27/2013	1995
Logan's Roadhouse	Owasso	OK	—	1,449	2,173	(568)	3,054	(291)	7/31/2013	2006
Logan's Roadhouse	Clarksville	TN	—	1,010	4,424	(1,264)	4,170	(540)	6/27/2013	1995
Logan's Roadhouse	Cleveland	TN	—	890	3,902	(1,225)	3,567	(462)	6/27/2013	1995
Logan's Roadhouse	El Paso	TX	—	320	4,731	(1,558)	3,493	(528)	6/27/2013	1995
Long John Silver's / A&W	Merced	CA	—	174	695	—	869	(163)	7/31/2013	1982
Long John Silver's / A&W	Collinsville	IL	—	220	940	—	1,160	(237)	6/27/2013	2006
Long John Silver's / A&W	Fairview Heights	IL	—	258	525	—	783	(132)	6/27/2013	1976
Long John Silver's / A&W	Jacksonville	IL	—	171	431	—	602	(109)	6/27/2013	1978
Long John Silver's / A&W	Litchfield	IL	—	194	996	—	1,190	(251)	6/27/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Long John Silver's / A&W	Marion	IL	—	305	1,059	—	1,364	(267)	6/27/2013	1983
Long John Silver's / A&W	Mount Carmel	IL	—	105	484	—	589	(122)	6/27/2013	1977
Long John Silver's / A&W	Vandalia	IL	—	101	484	—	585	(122)	6/27/2013	1976
Long John Silver's / A&W	West Frankfort	IL	—	244	996	—	1,240	(251)	6/27/2013	1977
Long John Silver's / A&W	Wood River	IL	—	251	314	—	565	(79)	6/27/2013	1975
Long John Silver's / A&W	Garden City	KS	—	120	530	—	650	(133)	6/27/2013	1978
Long John Silver's / A&W	Hays	KS	—	160	624	—	784	(157)	6/27/2013	1994
Long John Silver's / A&W	Clovis	NM	—	210	705	(377)	538	(40)	6/27/2013	1995
Long John Silver's / A&W	Fairborn	OH	—	103	300	—	403	(75)	6/27/2013	1976
Long John Silver's / A&W	Penn Hills	PA	—	438	656	—	1,094	(154)	7/31/2013	1993
Long John Silver's / A&W	Austin	TX	—	459	477	—	936	(120)	6/27/2013	1993
Long John Silver's / KFC	Green Bay	WI	—	748	563	—	1,311	(142)	6/27/2013	1978
Long John Silver's / Taco Bell	Ashtabula	OH	—	440	1,640	—	2,080	(405)	6/27/2013	1995
Longhorn Steakhouse	Tampa	FL	—	370	1,852	—	2,222	(473)	6/27/2013	1995
Longhorn Steakhouse	Paducah	KY	—	1,121	1,443	(2,072)	492	(2)	2/7/2014	1995
Los Tios Mexican Restaurant	Dalton	OH	—	18	30	—	48	(8)	6/27/2013	1990
Lowe's	Jonesboro	AR	—	2,101	8,405	185	10,691	(1,567)	5/19/2014	1994
Lowe's	Burlington	IA	—	2,775	8,191	819	11,785	(1,527)	2/7/2014	1996
Lowe's	Florence	KY	—	4,814	10,189	250	15,253	(1,877)	2/7/2014	1997
Lowe's	New Orleans	LA	13,069	10,315	20,728	—	31,043	(4,268)	11/5/2013	2005
Lowe's	Sanford	ME	4,672	4,045	—	—	4,045	—	2/7/2014	2009
Lowe's	Windham	ME	7,930	12,640	—	—	12,640	—	6/3/2013	2006
Lowe's	Benton Harbor	MI	—	1,011	7,851	245	9,107	(1,517)	3/17/2014	1994
Lowe's	Kansas City	MO	—	3,729	—	—	3,729	—	2/7/2014	2009
Lowe's	Las Vegas	NV	—	11,499	—	—	11,499	—	2/7/2014	2002
Lowe's	Ticonderoga	NY	4,345	1,812	—	—	1,812	—	2/7/2014	2009
Lowe's	West Carrollton	OH	6,375	2,864	9,883	—	12,747	(1,715)	2/7/2014	1994
Lowe's	Columbia	SC	—	5,485	—	—	5,485	—	2/7/2014	1994
Lowe's	Texas City	TX	—	2,313	9,253	—	11,566	(2,336)	5/19/2014	1995
Lube Stop	Akron	OH	—	79	287	—	366	(44)	9/2/2014	1988
Lube Stop	Akron	OH	—	135	761	—	896	(120)	9/2/2014	1995
Lube Stop	Akron	OH	—	205	1,043	—	1,248	(161)	9/2/2014	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Lube Stop	Bedford Heights	OH	—	156	529	—	685	(89)	9/2/2014	1986
Lube Stop	Cleveland	OH	—	127	559	—	686	(86)	9/2/2014	1988
Lube Stop	Fairview Park	OH	—	205	179	—	384	(41)	9/2/2014	1988
Lube Stop	Lakewood	OH	—	205	765	—	970	(121)	9/2/2014	1993
Lube Stop	Mayfield Heights	OH	—	201	430	—	631	(71)	9/2/2014	1988
Lube Stop	Medina	OH	—	135	414	(5)	544	(70)	9/2/2014	1995
Lube Stop	N. Barberton	OH	—	140	502	—	642	(77)	9/2/2014	1998
Lube Stop	Painesville	OH	—	276	208	—	484	(43)	9/2/2014	1988
Lube Stop	Parma	OH	—	124	390	—	514	(58)	9/2/2014	1986
Lube Stop	Parma	OH	—	306	502	—	808	(86)	9/2/2014	1986
Lube Stop	Seven Hills	OH	—	182	201	—	383	(39)	9/2/2014	1987
Lube Stop	Solon	OH	—	233	487	—	720	(78)	9/2/2014	1992
Lube Stop	South Euclid	OH	—	109	561	—	670	(80)	9/2/2014	1986
Lube Stop	Stow	OH	—	230	132	—	362	(28)	9/2/2014	1988
Lube Stop	Westlake	OH	—	85	525	—	610	(74)	9/2/2014	1999
Lube Stop	Willoughby	OH	—	168	425	—	593	(66)	9/2/2014	1986
Lumber Liquidators	Saginaw	MI	—	287	502	—	789	(101)	5/28/2014	2000
Mars Petcare	Columbia	SC	—	1,875	19,591	(987)	20,479	(2,878)	11/5/2013	2014
Mastec	Houston	TX	—	369	2,669	—	3,038	(435)	6/12/2014	2012
Mattress Firm	Daphne	AL	—	528	1,233	—	1,761	(291)	10/1/2013	2013
Mattress Firm	Dothan	AL	—	406	1,217	—	1,623	(316)	5/14/2013	2013
Mattress Firm	Rogers	AR	—	321	1,284	—	1,605	(351)	2/6/2013	2012
Mattress Firm	Destin	FL	—	693	1,287	—	1,980	(328)	6/5/2013	2013
Mattress Firm	Melbourne	FL	—	405	1,237	—	1,642	(259)	2/7/2014	2011
Mattress Firm	Tallahassee	FL	—	924	1,386	—	2,310	(360)	5/14/2013	2013
Mattress Firm	Boise	ID	—	335	1,339	—	1,674	(367)	2/22/2013	2013
Mattress Firm	Garden City	ID	—	492	1,305	—	1,797	(257)	2/26/2014	2003
Mattress Firm	Fairview Heights	IL	—	231	958	—	1,189	(219)	2/7/2014	1977
Mattress Firm	Columbus	IN	—	157	891	—	1,048	(253)	11/6/2012	1964
Mattress Firm	Evansville	IN	—	117	2,227	—	2,344	(610)	2/11/2013	1995
Mattress Firm	Goshen	IN	—	211	1,555	—	1,766	(301)	3/20/2014	2013
Mattress Firm	Mishawaka	IN	—	375	1,500	—	1,875	(376)	7/30/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Mattress Firm	South Bend	IN	—	289	2,445	—	2,734	(486)	2/24/2014	2013
Mattress Firm	Bowling Green	KY	—	648	973	—	1,621	(257)	4/25/2013	2012
Mattress Firm	Lafayette	LA	1,194	—	1,251	—	1,251	(325)	5/2/2013	1995
Mattress Firm	Flint	MI	—	467	1,323	—	1,790	(210)	8/19/2014	2014
Mattress Firm	Flint	MI	—	409	1,164	—	1,573	(159)	10/3/2014	2014
Mattress Firm	Goldsboro	NC	—	349	1,385	—	1,734	(215)	5/29/2014	2014
Mattress Firm	Greenville	NC	—	1,085	1,085	—	2,170	(306)	12/12/2012	2012
Mattress Firm	Raleigh	NC	—	1,091	1,091	—	2,182	(315)	9/28/2012	1997
Mattress Firm	Wilmington	NC	—	412	1,257	—	1,669	(341)	3/29/2013	2013
Mattress Firm	Wilson	NC	—	373	692	—	1,065	(200)	9/28/2012	2012
Mattress Firm	Painesville	OH	—	437	1,318	—	1,755	(222)	7/10/2014	2014
Mattress Firm	Johnstown	PA	—	389	906	745	2,040	(198)	7/31/2013	1995
Mattress Firm	Florence	SC	—	398	929	(8)	1,319	(261)	12/7/2012	2012
Mattress Firm	Rock Hill	SC	—	385	898	—	1,283	(221)	8/21/2013	2008
Mattress Firm	Knoxville	TN	—	586	1,088	—	1,674	(293)	3/19/2013	2012
Mattress Firm	Nederland	TX	—	311	1,245	—	1,556	(360)	9/26/2012	1997
Mattress Firm	Bountiful	UT	—	736	1,367	—	2,103	(385)	12/31/2012	2012
Mattress Firm	Spokane	WA	—	409	1,685	—	2,094	(453)	4/4/2013	2013
Mattress Firm	Spokane	WA	—	511	1,582	—	2,093	(434)	3/28/2013	2013
McAlisters	Murfreesboro	TN	—	310	720	—	1,030	(184)	6/27/2013	1995
McAlisters	Sherman	TX	—	563	1,223	—	1,786	(254)	5/16/2014	2013
McAlisters	Waco	TX	—	429	791	—	1,220	(188)	3/27/2014	2000
McDonald's	Scotland Neck	NC	—	320	—	—	320	—	6/27/2013	2005
MDC Holdings Inc.	Denver	CO	—	12,648	66,398	397	79,443	(14,281)	11/5/2013	2001
MedAssets	Plano	TX	—	10,432	45,650	—	56,082	(7,870)	2/7/2014	2013
The Medicines Co.	Parsippany	NJ	27,700	5,150	50,051	523	55,724	(8,992)	2/7/2014	2009
Melrose Park Center	Melrose Park	IL	—	6,143	10,515	597	17,255	(2,113)	2/7/2014	2006
Mercer Well Services	Cleburne	TX	—	262	369	—	631	(66)	6/25/2014	2008
Merrill Lynch	Hopewell	NJ	74,250	17,619	108,349	(12,141)	113,827	(9,953)	2/7/2014	2001
Metro PCS	Richardson	TX	7,655	1,292	19,606	769	21,667	(4,180)	11/5/2013	1986
Mezcal Mexican Restaurant	Grafton	OH	—	64	191	—	255	(51)	7/31/2013	1990
Michael's	Lancaster	CA	—	7,744	33,872	—	41,616	(122)	11/20/2017	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Michael's	Lafayette	LA	—	1,831	3,631	—	5,462	(834)	2/7/2014	2011
Michelin	Louisville	KY	—	1,120	7,763	15	8,898	(1,953)	11/5/2013	2011
Millenium Chem	Glen Burnie	MD	—	2,127	23,198	(3,894)	21,431	(1,778)	2/21/2014	1984
Miraca Life Sciences	Irving	TX	—	3,237	37,297	341	40,875	(7,129)	4/28/2014	1997
Mister Car Wash	Florence	AL	—	198	1,376	—	1,574	(8)	10/17/2017	2008
Mister Car Wash	Florence	AL	—	404	1,605	—	2,009	(12)	10/17/2017	2016
Mister Car Wash	Muscle Shoals	AL	—	378	1,445	—	1,823	(9)	10/17/2017	2008
Mister Car Wash	Grand Rapids	MI	—	662	777	—	1,439	(14)	5/16/2017	2002
Mister Car Wash	Grand Rapids	MI	—	779	1,600	—	2,379	(32)	4/18/2017	2001
Mister Car Wash	Grand Rapids	MI	—	721	996	—	1,717	(17)	5/16/2017	1984
Mister Car Wash	Grand Rapids	MI	—	458	938	—	1,396	(17)	5/16/2017	1961
Mister Car Wash	Kentwood	MI	—	238	877	—	1,115	(16)	5/16/2017	1979
Monro Muffler	Lewiston	ME	—	279	1,115	—	1,394	(299)	5/10/2013	1976
Monro Muffler	Waukesha	WI	—	228	684	—	912	(177)	7/23/2013	2002
Monterey's Tex Mex	Tulsa	OK	—	135	406	(326)	215	(13)	7/31/2013	2001
MotoMart	St. Charles	MO	—	1,085	1,980	—	3,065	(473)	2/7/2014	2009
MS Energy Service	Midland	TX	—	1,165	948	—	2,113	(167)	6/12/2014	2012
My Dentist	Chickasha	OK	—	100	186	—	286	(49)	6/27/2013	1995
N/A - Billboard	Memphis	TN	—	33	—	—	33	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	63	—	—	63	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	73	—	—	73	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	90	—	—	90	—	7/31/2013	1995
N/A - Parking Lot	Kingston	PA	—	29	—	—	29	—	6/27/2013	1995
National Tire & Battery	St. Louis	MO	—	756	924	—	1,680	(275)	10/31/2012	1998
National Tire & Battery	Nashville	TN	799	603	1,373	—	1,976	(268)	2/7/2014	1978
Natural Grocers	Gilbert	AZ	—	2,113	3,211	—	5,324	(78)	3/1/2017	2016
Natural Grocers	Gilbert	AZ	—	2,100	3,231	—	5,331	(79)	3/1/2017	2016
Natural Grocers	Tucson	AZ	—	1,571	3,637	—	5,208	(101)	3/1/2017	2016
Natural Grocers	Salem	OR	—	1,339	3,886	—	5,225	(808)	2/7/2014	2013
Nestle Holdings	Breinigsville	PA	—	7,381	66,948	—	74,329	(16,846)	11/5/2013	1994
Northern Tool & Equipment	Ocala	FL	1,598	1,693	2,727	—	4,420	(567)	2/7/2014	2008
Northrop Grumman	El Segundo	CA	—	15,935	67,908	—	83,843	(11,640)	6/27/2014	1972

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
NTT Data	Lincoln	NE	—	2,812	25,566	—	28,378	(4,640)	2/7/2014	2009
NTW	Morrow	GA	—	397	1,586	—	1,983	(491)	6/5/2012	1992
O'Charley's	Dalton	GA	—	406	1,817	—	2,223	(473)	6/27/2013	1993
O'Charley's	Tucker	GA	—	1,037	866	—	1,903	(225)	6/27/2013	1993
Old Country Buffet	Burbank	CA	—	246	1,309	(1,094)	461	(71)	1/8/2014	2001
Old Country Buffet	Fresno	CA	—	326	1,306	(1,282)	350	(57)	1/8/2014	2003
Olive Garden	Flagstaff	AZ	—	875	455	—	1,330	(62)	7/28/2014	1996
Olive Garden	Altamonte Springs	FL	—	699	4,023	—	4,722	(432)	7/28/2014	2006
Olive Garden	Leesburg	FL	—	692	1,837	—	2,529	(185)	7/28/2014	1990
Olive Garden	Port Charlotte	FL	—	1,454	4,156	—	5,610	(385)	7/28/2014	1990
Olive Garden	Salisbury	MD	—	1,171	3,144	—	4,315	(301)	7/28/2014	1995
Olive Garden	Cary	NC	—	1,545	6,603	—	8,148	(598)	7/28/2014	1992
Olive Garden	Oklahoma City	OK	—	819	4,053	—	4,872	(378)	7/28/2014	1991
Olive Garden	Langhorne	PA	—	970	3,717	—	4,687	(346)	7/28/2014	1996
Olive Garden	Pittsburgh	PA	—	1,560	1,422	—	2,982	(181)	7/28/2014	2003
Olive Garden	Houston	TX	—	973	2,902	—	3,875	(279)	7/28/2014	1994
Olive Garden	Chesapeake	VA	—	1,382	2,252	—	3,634	(224)	7/28/2014	1991
Olive Garden	Manassas	VA	—	1,965	2,585	—	4,550	(252)	7/28/2014	1993
Olive Garden	Silverdale	WA	—	1,752	2,015	—	3,767	(204)	7/28/2014	1993
Olive Garden	Morgantown	WV	—	1,765	2,199	—	3,964	(281)	7/28/2014	2006
Omnipoint Communication	Indianapolis	IN	49,838	5,770	64,073	2,108	71,951	(14,607)	5/9/2013	2000
On the Border	Rogers	AR	950	655	1,500	—	2,155	(368)	2/7/2014	2002
On the Border	Mesa	AZ	1,804	2,090	1,534	—	3,624	(378)	2/7/2014	1998
On the Border	Peoria	AZ	1,562	2,129	1,352	—	3,481	(305)	2/7/2014	1998
On the Border	Alpharetta	GA	—	1,771	1,842	—	3,613	(450)	2/7/2014	1997
On the Border	Buford	GA	—	1,786	1,506	—	3,292	(374)	2/7/2014	2001
On the Border	Naperville	IL	—	2,549	1,414	—	3,963	(409)	2/7/2014	1997
On the Border	West Springfield	MA	2,000	413	4,173	—	4,586	(967)	2/7/2014	1995
On the Border	Auburn Hills	MI	—	1,355	2,745	—	4,100	(623)	2/7/2014	1999
On the Border	Novi	MI	—	444	3,176	—	3,620	(700)	2/7/2014	1997
On the Border	Kansas City	MO	1,454	1,743	1,039	—	2,782	(313)	2/7/2014	1997
On the Border	Lees Summit	MO	1,200	1,647	1,008	—	2,655	(297)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
On the Border	Concord Mills	NC	—	1,903	1,456	—	3,359	(398)	2/7/2014	2000
On the Border	Mount Laurel	NJ	713	1,446	1,938	—	3,384	(473)	2/7/2014	2004
On the Border	W. Windsor	NJ	2,433	1,489	1,703	—	3,192	(549)	2/7/2014	1998
On the Border	Columbus	OH	1,925	1,594	1,558	—	3,152	(442)	2/7/2014	1997
On the Border	Oklahoma City	OK	—	859	2,310	—	3,169	(572)	2/7/2014	1996
On the Border	Tulsa	OK	—	740	2,956	—	3,696	(714)	2/7/2014	1995
On the Border	Burleson	TX	—	891	2,844	—	3,735	(680)	2/7/2014	2000
On the Border	College Station	TX	—	2,218	1,471	—	3,689	(358)	2/7/2014	1997
On the Border	Denton	TX	—	1,419	2,012	—	3,431	(490)	2/7/2014	2002
On the Border	Desoto	TX	—	751	3,207	—	3,958	(734)	2/7/2014	1998
On the Border	Ft. Worth	TX	—	1,222	2,991	—	4,213	(693)	2/7/2014	1999
On the Border	Garland	TX	—	1,065	1,692	—	2,757	(403)	2/7/2014	2007
On the Border	Lubbock	TX	—	375	3,679	—	4,054	(818)	2/7/2014	1994
On the Border	Rockwall	TX	—	693	3,244	—	3,937	(700)	2/7/2014	1999
On the Border	Woodbridge	VA	—	1,799	899	—	2,698	(441)	2/7/2014	1998
O'Reilly Auto Parts	Oneonta	AL	—	81	460	—	541	(134)	8/2/2012	2000
O'Reilly Auto Parts	Louisville	KY	—	573	794	—	1,367	(167)	2/7/2014	2011
O'Reilly Auto Parts	Breaux Bridge	LA	—	139	738	—	877	(157)	2/7/2014	2009
O'Reilly Auto Parts	Central	LA	—	104	915	—	1,019	(188)	2/7/2014	2010
O'Reilly Auto Parts	La Place	LA	—	342	819	—	1,161	(173)	2/7/2014	2008
O'Reilly Auto Parts	New Roads	LA	—	175	737	—	912	(158)	2/7/2014	2008
O'Reilly Auto Parts	Ravenna	OH	—	144	1,137	—	1,281	(230)	2/7/2014	2010
O'Reilly Auto Parts	Willard	OH	—	137	877	—	1,014	(173)	2/7/2014	2011
O'Reilly Auto Parts	Highlands	TX	485	281	813	—	1,094	(153)	2/7/2014	2010
O'Reilly Auto Parts	Houston	TX	560	340	895	—	1,235	(169)	2/7/2014	2010
O'Reilly Auto Parts	San Antonio	TX	703	439	1,030	—	1,469	(200)	2/7/2014	2010
O'Reilly Auto Parts	Christiansburg	VA	646	562	793	—	1,355	(155)	2/7/2014	2010
O'Reilly Auto Parts	Laramie	WY	—	144	1,297	—	1,441	(372)	10/12/2012	1999
Outback Steakhouse	Fort Smith	AR	—	841	1,996	—	2,837	(492)	2/7/2014	1999
Outback Steakhouse	Centennial	CO	—	1,378	1,397	—	2,775	(351)	2/7/2014	1996
Outback Steakhouse	Jacksonville	FL	—	770	2,261	—	3,031	(497)	2/7/2014	2001
Outback Steakhouse	Sebring	FL	—	981	1,695	—	2,676	(421)	2/7/2014	2001

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Outback Steakhouse	Fort Wayne	IN	—	733	984	—	1,717	(406)	2/7/2014	2000
Outback Steakhouse	Lexington	KY	—	1,077	2,139	—	3,216	(511)	2/7/2014	2002
Outback Steakhouse	Baton Rouge	LA	—	742	1,272	—	2,014	(301)	2/7/2014	2001
Outback Steakhouse	Southgate	MI	—	787	2,742	—	3,529	(620)	2/7/2014	1994
Outback Steakhouse	Lees Summit	MO	—	901	620	—	1,521	(169)	2/7/2014	1999
Outback Steakhouse	Garner	NC	—	1,088	1,817	—	2,905	(439)	2/7/2014	2004
Outback Steakhouse	Las Cruces	NM	—	536	1,549	—	2,085	(357)	2/7/2014	2000
Outback Steakhouse	Boardman Township	OH	—	575	2,742	—	3,317	(633)	2/7/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Outback Steakhouse	Independence	OH	—	901	2,268	—	3,169	(434)	2/7/2014	2006
Outback Steakhouse	Pittsburgh	PA	—	1,370	932	—	2,302	(329)	2/7/2014	1995
Outback Steakhouse	Conroe	TX	—	959	2,063	—	3,022	(440)	2/7/2014	2001
Outback Steakhouse	Houston	TX	—	964	2,321	—	3,285	(497)	2/7/2014	1998
Outback Steakhouse	Mcallen	TX	—	835	443	—	1,278	(108)	2/7/2014	1999
Outback Steakhouse	Colonial Heights	VA	—	1,297	746	—	2,043	(439)	2/7/2014	2000
Outback Steakhouse	Newport News	VA	—	600	1,356	—	1,956	(533)	2/7/2014	1993
Outback Steakhouse	Winchester	VA	—	704	1,310	—	2,014	(565)	2/7/2014	2006
Owens & Minor	Cleveland	OH	—	755	6,077	(4)	6,828	(989)	9/30/2014	2014
Owens Corning	Newark	OH	—	725	13,013	—	13,738	(2,292)	2/7/2014	2007
Owens Corning	Wichita Falls	TX	—	231	847	—	1,078	(149)	6/12/2014	1972
Pantry Gas & Convenience	Montgomery	AL	—	526	1,228	—	1,754	(346)	12/31/2012	1998
Pantry Gas & Convenience	Charlotte	NC	—	1,332	1,332	—	2,664	(376)	12/31/2012	2004
Pantry Gas & Convenience	Charlotte	NC	—	1,667	417	—	2,084	(118)	12/31/2012	1982
Pantry Gas & Convenience	Charlotte	NC	—	1,191	1,787	—	2,978	(504)	12/31/2012	1987
Pantry Gas & Convenience	Charlotte	NC	—	1,070	1,308	—	2,378	(369)	12/31/2012	1997
Pantry Gas & Convenience	Conover	NC	—	1,144	936	—	2,080	(264)	12/31/2012	1998
Pantry Gas & Convenience	Cornelius	NC	—	1,847	2,258	—	4,105	(637)	12/31/2012	1999
Pantry Gas & Convenience	Lincolnton	NC	—	1,766	2,159	—	3,925	(609)	12/31/2012	2000
Pantry Gas & Convenience	Matthews	NC	—	980	1,819	—	2,799	(513)	12/31/2012	1987
Pantry Gas & Convenience	Thomasville	NC	—	1,175	1,436	—	2,611	(405)	12/31/2012	2000
Pantry Gas & Convenience	Fort Mill	SC	—	1,311	1,967	—	3,278	(555)	12/31/2012	1988
Pearson Education	Lawrence	KS	—	2,548	18,057	(3,435)	17,170	(1,216)	11/5/2013	1997
Penske	Bedford	OH	—	183	—	—	183	—	6/27/2013	1995
Peraton	Herndon	VA	—	1,384	53,584	(20,560)	34,408	—	11/5/2013	1999
Petco	Lake Charles	LA	2,145	690	4,072	—	4,762	(766)	2/7/2014	2008
Petco	Dardenne Prairie	MO	—	806	3,024	—	3,830	(556)	2/7/2014	2009
Petsmart	Phoenix	AZ	51,250	7,308	97,510	36	104,854	(15,598)	2/7/2014	1997
Petsmart	Merced	CA	—	1,729	4,194	—	5,923	(785)	2/7/2014	1993
Petsmart	Redding	CA	—	1,312	4,133	207	5,652	(845)	2/7/2014	1989
Petsmart	Westlake Village	CA	—	3,406	5,017	—	8,423	(904)	2/7/2014	1998
Petsmart	Boca Raton	FL	—	3,514	4,912	—	8,426	(953)	2/7/2014	2001

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Petsmart	Lake Mary	FL	—	2,430	2,556	—	4,986	(502)	2/7/2014	1997
Petsmart	Plantation	FL	—	965	5,302	—	6,267	(979)	2/7/2014	2001
Petsmart	Tallahassee	FL	—	1,468	1,387	—	2,855	(282)	2/7/2014	1998
Petsmart	Evanston	IL	—	1,120	6,007	—	7,127	(1,080)	2/7/2014	2001
Petsmart	Braintree	MA	—	2,805	8,398	—	11,203	(1,470)	2/7/2014	1996
Petsmart	Oxon Hill	MD	—	1,722	4,389	—	6,111	(815)	2/7/2014	1998
Petsmart	Flint	MI	—	606	3,839	—	4,445	(710)	2/7/2014	1996
PetSmart	Sedalia	MO	—	273	3,645	—	3,918	(14)	11/1/2017	2017
Petsmart	Parma	OH	—	1,288	3,527	—	4,815	(650)	2/7/2014	1996
Petsmart	Dallas	TX	—	470	6,089	—	6,559	(1,053)	2/7/2014	1998
Petsmart	Southlake	TX	—	1,063	7,093	—	8,156	(1,253)	2/7/2014	1998
PetSmart	Oak Creek	WI	—	906	3,578	—	4,484	(44)	8/25/2017	2016
Physicians Dialysis	Lawrenceville	NJ	—	633	2,757	—	3,390	(467)	2/7/2014	2009
Physicians Immediate Care	Aurora	IL	—	1,043	1,346	—	2,389	(299)	2/7/2014	2003
Physicians Immediate Care	Glendale Heights	IL	—	487	2,256	—	2,743	(475)	2/7/2014	1997
Physicians Immediate Care	New Lenox	IL	—	535	1,884	—	2,419	(405)	2/7/2014	2011
Physicians Immediate Care	Plainfield	IL	—	590	1,747	—	2,337	(372)	2/7/2014	2011
Physicians Immediate Care	Mishawaka	IN	—	252	1,351	—	1,603	(314)	2/7/2014	2013
Pier 1 Imports	Victoria	TX	—	457	1,767	—	2,224	(375)	2/7/2014	2011
Pilot Flying J	Carnesville	GA	—	1,867	7,466	—	9,333	(2,674)	1/31/2013	2000
Pizza Hut/WingStreet	Page	AZ	—	66	263	—	329	(62)	7/31/2013	1977
Pizza Hut/WingStreet	Cooper City	FL	—	320	466	—	786	(119)	6/27/2013	1995
Pizza Hut/WingStreet	Marathon	FL	—	530	187	—	717	(48)	6/27/2013	1995
Pizza Hut/WingStreet	Ashburn	GA	—	102	233	(39)	296	(31)	6/27/2013	1988
Pizza Hut/WingStreet	Eatonton	GA	—	353	353	—	706	(83)	7/31/2013	1988
Pizza Hut/WingStreet	Greensboro	GA	—	569	465	—	1,034	(109)	7/31/2013	1989
Pizza Hut/WingStreet	Jackson	GA	—	673	735	—	1,408	(185)	6/27/2013	1987
Pizza Hut/WingStreet	Louisville	KY	—	539	499	—	1,038	(126)	6/27/2013	1975
Pizza Hut/WingStreet	Salisbury	MD	—	245	734	—	979	(173)	7/31/2013	1983
Pizza Hut/WingStreet	Dearborn	MI	—	284	528	—	812	(124)	7/31/2013	1977
Pizza Hut/WingStreet	Bozeman	MT	—	150	343	—	493	(88)	6/27/2013	1995
Pizza Hut/WingStreet	Glasgow	MT	—	120	217	—	337	(55)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Livingston	MT	—	130	245	—	375	(63)	6/27/2013	1995
Pizza Hut/WingStreet	East Syracuse	NY	—	137	185	—	322	(47)	6/27/2013	1978
Pizza Hut/WingStreet	Nedrow	NY	—	55	80	—	135	(20)	6/27/2013	1979
Pizza Hut/WingStreet	Bowling Green	OH	—	141	262	—	403	(62)	7/31/2013	1979
Pizza Hut/WingStreet	Cleveland	OH	—	87	175	—	262	(44)	6/27/2013	1995
Pizza Hut/WingStreet	Defiance	OH	—	114	197	—	311	(50)	6/27/2013	1977
Pizza Hut/WingStreet	Delaware	OH	—	270	721	—	991	(181)	6/27/2013	1975
Pizza Hut/WingStreet	Middleburg Hts	OH	—	128	156	—	284	(37)	7/31/2013	1985
Pizza Hut/WingStreet	North Olmsted	OH	—	122	153	—	275	(38)	6/27/2013	1977
Pizza Hut/WingStreet	Norwalk	OH	—	77	115	—	192	(27)	7/31/2013	1977
Pizza Hut/WingStreet	Sandusky	OH	—	140	171	—	311	(40)	7/31/2013	1982
Pizza Hut/WingStreet	Strongsville	OH	—	74	108	—	182	(27)	6/27/2013	1977
Pizza Hut/WingStreet	Toledo	OH	—	58	173	—	231	(43)	6/27/2013	1978
Pizza Hut/WingStreet	Shamokin	PA	—	54	217	—	271	(51)	7/31/2013	1995
Pizza Hut/WingStreet	Batesburg	SC	—	261	484	—	745	(114)	7/31/2013	1987
Pizza Hut/WingStreet	Bishopville	SC	—	365	365	—	730	(86)	7/31/2013	1987
Pizza Hut/WingStreet	Cheraw	SC	—	415	507	—	922	(119)	7/31/2013	1984
Pizza Hut/WingStreet	Columbia	SC	—	881	588	—	1,469	(138)	7/31/2013	1977
Pizza Hut/WingStreet	Edgefield	SC	—	221	410	—	631	(97)	7/31/2013	1986
Pizza Hut/WingStreet	Laurens	SC	—	454	371	—	825	(87)	7/31/2013	1989
Pizza Hut/WingStreet	Pageland	SC	—	344	420	—	764	(99)	7/31/2013	1999
Pizza Hut/WingStreet	Saluda	SC	—	346	346	—	692	(81)	7/31/2013	1995
Pizza Hut/WingStreet	Santee	SC	—	371	248	—	619	(58)	7/31/2013	1972
Pizza Hut/WingStreet	St. George	SC	—	367	245	—	612	(58)	7/31/2013	1980
Pizza Hut/WingStreet	West Columbia	SC	—	507	415	—	922	(97)	7/31/2013	1980
Pizza Hut/WingStreet	Box Elder	SD	—	68	217	—	285	(55)	6/27/2013	1985
Pizza Hut/WingStreet	Knoxville	TN	—	300	546	—	846	(140)	6/27/2013	1995
Pizza Hut/WingStreet	Amarillo	TX	—	339	1,016	—	1,355	(239)	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	254	1,015	—	1,269	(239)	7/31/2013	1980
Pizza Hut/WingStreet	Crystal City	TX	—	148	453	—	601	(114)	6/27/2013	1981
Pizza Hut/WingStreet	Fort Stockton	TX	—	252	1,007	—	1,259	(237)	7/31/2013	2008
Pizza Hut/WingStreet	Midland	TX	—	414	506	—	920	(119)	7/31/2013	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Midland	TX	—	506	619	—	1,125	(145)	7/31/2013	1978
Pizza Hut/WingStreet	Monahans	TX	—	361	671	—	1,032	(158)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	456	847	—	1,303	(199)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	588	882	—	1,470	(207)	7/31/2013	1972
Pizza Hut/WingStreet	Odessa	TX	—	572	572	—	1,144	(135)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	627	766	—	1,393	(180)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	457	685	—	1,142	(161)	7/31/2013	1976
Pizza Hut/WingStreet	Pecos	TX	—	387	719	—	1,106	(169)	7/31/2013	1974
Pizza Hut/WingStreet	San Angelo	TX	—	214	641	(183)	672	(41)	7/31/2013	1977
Pizza Hut/WingStreet	San Angelo	TX	—	268	624	(266)	626	(36)	7/31/2013	1980
Pizza Hut/WingStreet	Stamford	TX	—	38	115	—	153	(27)	7/31/2013	1995
Pizza Hut/WingStreet	Cedar City	UT	—	52	361	—	413	(91)	6/27/2013	1978
Pizza Hut/WingStreet	Kanab	UT	—	52	210	—	262	(49)	7/31/2013	1989
Pizza Hut/WingStreet	Ashland	VA	—	589	1,093	—	1,682	(257)	7/31/2013	1989
Pizza Hut/WingStreet	Bedford	VA	—	548	670	—	1,218	(158)	7/31/2013	1977
Pizza Hut/WingStreet	Chester	VA	—	473	1,104	—	1,577	(260)	7/31/2013	1983
Pizza Hut/WingStreet	Christiansburg	VA	—	494	918	—	1,412	(216)	7/31/2013	1982
Pizza Hut/WingStreet	Clifton Forge	VA	—	287	861	—	1,148	(202)	7/31/2013	1978
Pizza Hut/WingStreet	Colonial Heights	VA	—	311	311	—	622	(73)	7/31/2013	1991
Pizza Hut/WingStreet	Hampton	VA	—	641	345	—	986	(81)	7/31/2013	1977
Pizza Hut/WingStreet	Hopewell	VA	—	707	864	—	1,571	(203)	7/31/2013	1985
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(139)	7/31/2013	1969
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(139)	7/31/2013	1970
Pizza Hut/WingStreet	Petersburg	VA	—	378	701	—	1,079	(165)	7/31/2013	1979
Pizza Hut/WingStreet	Richmond	VA	—	666	814	—	1,480	(191)	7/31/2013	1978
Pizza Hut/WingStreet	Richmond	VA	—	311	311	—	622	(73)	7/31/2013	1991
Pizza Hut/WingStreet	Abbotsford	WI	—	159	195	—	354	(46)	7/31/2013	1980
Pizza Hut/WingStreet	Antigo	WI	—	45	252	100	397	(71)	7/31/2013	1997
Pizza Hut/WingStreet	Clintonville	WI	—	208	69	—	277	(16)	7/31/2013	1978
Pizza Hut/WingStreet	Eagle River	WI	—	28	159	—	187	(37)	7/31/2013	1991
Pizza Hut/WingStreet	Hayward	WI	—	51	205	—	256	(48)	7/31/2013	1993
Pizza Hut/WingStreet	Merrill	WI	—	83	531	(100)	514	(93)	7/31/2013	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Neillsville	WI	—	35	106	—	141	(25)	7/31/2013	1995
Pizza Hut/WingStreet	Plover	WI	—	85	199	100	384	(57)	7/31/2013	1995
Pizza Hut/WingStreet	Stevens Point	WI	—	130	390	100	620	(106)	7/31/2013	1995
Pizza Hut/WingStreet	Tomahawk	WI	—	35	81	—	116	(19)	7/31/2013	1986
Pizza Hut/WingStreet	Waupaca	WI	—	61	91	35	187	(29)	7/31/2013	1991
Pizza Hut/WingStreet	Beckley	WV	—	160	131	—	291	(31)	7/31/2013	1977
Pizza Hut/WingStreet	Huntington	WV	—	190	4	—	194	(1)	7/31/2013	1995
PLS Check Cashers	Mesa	AZ	—	187	759	—	946	(208)	2/7/2014	2006
PLS Check Cashers	Phoenix	AZ	—	288	677	—	965	(175)	2/7/2014	2006
PLS Check Cashers	Tucson	AZ	—	264	800	—	1,064	(227)	2/7/2014	2005
PLS Check Cashers	Compton	CA	—	475	107	—	582	(70)	2/7/2014	2005
PLS Check Cashers	Calumet Park	IL	—	306	1,003	—	1,309	(269)	2/7/2014	2005
PLS Check Cashers	Chicago	IL	—	451	127	—	578	(85)	2/7/2014	2001
PLS Check Cashers	Dallas	TX	—	197	1,356	—	1,553	(291)	2/7/2014	1983
PLS Check Cashers	Dallas	TX	—	169	1,180	—	1,349	(256)	2/7/2014	2003
PLS Check Cashers	Fort Worth	TX	—	187	1,473	—	1,660	(306)	2/7/2014	2003
PLS Check Cashers	Grand Prairie	TX	—	385	1,056	—	1,441	(227)	2/7/2014	1971
PLS Check Cashers	Houston	TX	—	158	1,293	—	1,451	(255)	2/7/2014	2005
PLS Check Cashers	Mesquite	TX	—	261	1,388	—	1,649	(321)	2/7/2014	2006
PLS Check Cashers	Kenosha	WI	—	190	693	—	883	(165)	2/7/2014	2005
PNC Bank	Woodbury	NJ	—	465	2,633	—	3,098	(594)	1/8/2014	1971
PNC Bank	Cincinnati	OH	—	195	538	—	733	(123)	1/8/2014	1979
Pollo Tropical	Davie	FL	—	280	1,490	—	1,770	(368)	6/27/2013	1995
Pollo Tropical	Fort Lauderdale	FL	—	190	1,242	—	1,432	(307)	6/27/2013	1995
Pollo Tropical	Lake Worth	FL	—	280	1,182	—	1,462	(292)	6/27/2013	1995
Ponderosa	Scottsburg	IN	—	430	141	—	571	(37)	6/27/2013	1985
Popeyes	Brandon	FL	—	776	961	—	1,737	(242)	6/27/2013	1978
Popeyes	Carol City	FL	—	423	1,090	—	1,513	(240)	1/8/2014	1979
Popeyes	Jacksonville	FL	—	781	955	—	1,736	(225)	7/31/2013	1955
Popeyes	Lakeland	FL	—	830	830	—	1,660	(195)	7/31/2013	1999
Popeyes	Miami	FL	—	220	330	—	550	(78)	7/31/2013	1962
Popeyes	Orlando	FL	—	782	955	—	1,737	(225)	7/31/2013	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Popeyes	Pensacola	FL	—	301	673	—	974	(149)	1/8/2014	2001
Popeyes	Starke	FL	—	380	—	614	994	(20)	6/27/2013	1995
Popeyes	Tampa	FL	—	216	508	—	724	(112)	1/8/2014	1981
Popeyes	Tampa	FL	—	673	1,065	—	1,738	(268)	6/27/2013	1976
Popeyes	Winter Haven	FL	—	484	1,001	—	1,485	(252)	6/27/2013	1976
Popeyes	Thomasville	GA	—	110	705	—	815	(174)	6/27/2013	1995
Popeyes	Valdosta	GA	—	240	599	—	839	(148)	6/27/2013	1995
Popeyes	Baton Rouge	LA	—	323	394	—	717	(93)	7/31/2013	1999
Popeyes	Bayou Vista	LA	—	375	709	—	1,084	(179)	6/27/2013	1985
Popeyes	Eunice	LA	—	382	891	—	1,273	(209)	7/31/2013	1986
Popeyes	Franklin	LA	—	283	538	—	821	(135)	6/27/2013	1985
Popeyes	Lafayette	LA	—	434	899	—	1,333	(226)	6/27/2013	1993
Popeyes	Lafayette	LA	—	473	901	—	1,374	(227)	6/27/2013	1996
Popeyes	Marksville	LA	—	487	1,129	—	1,616	(284)	6/27/2013	1987
Popeyes	Ferguson	MO	—	128	383	—	511	(90)	7/31/2013	1984
Popeyes	St. Louis	MO	—	248	460	—	708	(116)	6/27/2013	1959
Popeyes	St. Louis	MO	—	288	431	—	719	(101)	7/31/2013	1978
Popeyes	Greenville	MS	—	513	977	—	1,490	(246)	6/27/2013	1984
Popeyes	Grenada	MS	—	77	458	—	535	(101)	1/8/2014	2007
Popeyes	Omaha	NE	—	343	515	—	858	(121)	7/31/2013	1996
Popeyes	Omaha	NE	—	264	615	—	879	(145)	7/31/2013	1985
Popeyes	Eatontown	NJ	—	651	796	—	1,447	(187)	7/31/2013	1987
Popeyes	Austin	TX	—	1,216	533	—	1,749	(134)	6/27/2013	1996
Popeyes	Channelview	TX	—	220	401	—	621	(99)	6/27/2013	1995
Popeyes	Houston	TX	—	190	452	—	642	(112)	6/27/2013	1995
Popeyes	Houston	TX	—	295	241	—	536	(57)	7/31/2013	1976
Popeyes	Houston	TX	—	111	166	—	277	(39)	7/31/2013	1976
Popeyes	Houston	TX	—	278	227	—	505	(53)	7/31/2013	1978
Popeyes	Nederland	TX	—	445	668	—	1,113	(157)	7/31/2013	1988
Popeyes	Orange	TX	—	456	847	—	1,303	(199)	7/31/2013	1984
Popeyes	Port Arthur	TX	—	408	589	—	997	(148)	6/27/2013	1984
Popeyes	Newport News	VA	—	381	217	—	598	(55)	6/27/2013	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Popeyes	Portsmouth	VA	—	369	230	—	599	(58)	6/27/2013	2002
Price Rite	Rochester	NY	3,080	569	3,594	—	4,163	(1,190)	9/27/2012	1965

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Publix	Birmingham	AL	—	934	6,377	165	7,476	(1,341)	2/7/2014	2004
Pulte Mortgage	Englewood	CO	—	2,563	22,026	—	24,589	(4,568)	11/5/2013	2009
Qdoba Mexican Grill	Flint	MI	—	110	990	—	1,100	(334)	3/29/2013	2006
Qdoba Mexican Grill	Grand Blanc	MI	—	165	935	—	1,100	(315)	3/29/2013	2006
Quincy's Family Steakhouse	Monroe	NC	—	560	458	(245)	773	(54)	7/31/2013	1978
RaceTrac	Bessemer	AL	—	761	2,624	—	3,385	(556)	2/7/2014	2003
RaceTrac	Mobile	AL	—	580	1,317	—	1,897	(279)	2/7/2014	1998
RaceTrac	Bellview	FL	—	684	3,831	—	4,515	(844)	2/7/2014	2007
RaceTrac	Jacksonville	FL	—	1,065	2,863	—	3,928	(680)	2/7/2014	2011
RaceTrac	Leesburg	FL	—	1,188	2,711	—	3,899	(653)	2/7/2014	2007
RaceTrac	Atlanta	GA	—	1,025	1,511	—	2,536	(339)	2/7/2014	2004
RaceTrac	Denton	TX	—	1,030	2,645	—	3,675	(534)	2/7/2014	2003
RaceTrac	Houston	TX	—	1,209	1,204	—	2,413	(250)	2/7/2014	1995
RaceTrac	Houston	TX	—	1,203	1,509	—	2,712	(314)	2/7/2014	1997
Rally's	Indianapolis	IN	—	210	1,514	—	1,724	(374)	6/27/2013	1995
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Kokomo	IN	—	290	548	—	838	(135)	6/27/2013	1995
Rally's	Muncie	IN	—	310	1,196	—	1,506	(295)	6/27/2013	1995
Rally's	Harvey	LA	—	420	870	—	1,290	(215)	6/27/2013	1995
Rally's	New Orleans	LA	—	450	1,691	—	2,141	(418)	6/27/2013	1995
Rally's	New Orleans	LA	—	220	1,018	—	1,238	(251)	6/27/2013	1995
Rally's	Hamtramck	MI	—	230	1,020	—	1,250	(252)	6/27/2013	1995
Red Lobster	Birmingham	AL	—	—	741	—	741	(136)	7/28/2014	1972
Red Lobster	Decatur	AL	—	1,100	686	—	1,786	(147)	7/28/2014	1993
Red Lobster	Dothan	AL	—	726	1,244	—	1,970	(168)	7/28/2014	1979
Red Lobster	Florence	AL	—	974	908	—	1,882	(167)	7/28/2014	1990
Red Lobster	Huntsville	AL	—	1,098	2,330	—	3,428	(249)	7/28/2014	1975
Red Lobster	Montgomery	AL	—	1,034	1,413	—	2,447	(187)	7/28/2014	1983
Red Lobster	Vestavia Hills	AL	—	1,257	1,417	—	2,674	(158)	7/28/2014	1972
Red Lobster	Fort Smith	AR	—	1,643	1,228	—	2,871	(176)	7/28/2014	1980
Red Lobster	Hot Springs	AR	—	928	1,593	—	2,521	(235)	7/28/2014	1994
Red Lobster	Little Rock	AR	—	1,942	725	—	2,667	(118)	7/28/2014	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	North Little Rock	AR	—	999	1,906	—	2,905	(229)	7/28/2014	1981
Red Lobster	Pine Bluff	AR	—	226	1,194	—	1,420	(197)	7/28/2014	1995
Red Lobster	Rogers	AR	—	1,398	2,069	—	3,467	(272)	7/28/2014	2008
Red Lobster	Chandler	AZ	—	—	252	—	252	(128)	7/28/2014	2000
Red Lobster	Flagstaff	AZ	—	891	514	—	1,405	(141)	7/28/2014	1996
Red Lobster	Gilbert	AZ	—	—	460	—	460	(164)	7/28/2014	2007
Red Lobster	Surprise	AZ	—	—	565	—	565	(185)	7/28/2014	2003
Red Lobster	Tucson	AZ	—	—	676	—	676	(185)	7/28/2014	2009
Red Lobster	Bakersfield	CA	—	—	731	—	731	(211)	7/28/2014	2003
Red Lobster	Chico	CA	—	717	1,146	—	1,863	(187)	7/28/2014	1994
Red Lobster	Chula Vista	CA	—	—	1,671	—	1,671	(280)	7/28/2014	1988
Red Lobster	Fremont	CA	—	1,638	564	—	2,202	(101)	7/28/2014	1984
Red Lobster	Inglewood	CA	—	—	2,211	—	2,211	(418)	7/28/2014	2007
Red Lobster	Oceanside	CA	—	—	1,529	—	1,529	(268)	7/28/2014	2010
Red Lobster	Ontario	CA	—	1,304	2,238	—	3,542	(267)	7/28/2014	2003
Red Lobster	Palm Desert	CA	—	1,132	1,321	—	2,453	(215)	7/28/2014	2012
Red Lobster	Riverside	CA	—	914	2,459	—	3,373	(263)	7/28/2014	1988
Red Lobster	San Bruno	CA	—	—	1,611	—	1,611	(372)	7/28/2014	1992
Red Lobster	San Diego	CA	—	—	1,113	—	1,113	(387)	7/28/2014	1988
Red Lobster	Torrance	CA	—	1,850	1,579	—	3,429	(185)	7/28/2014	1988
Red Lobster	Valencia	CA	—	—	841	—	841	(302)	7/28/2014	1988
Red Lobster	Colorado Springs	CO	—	—	1,512	—	1,512	(267)	7/28/2014	2004
Red Lobster	Bridgeport	CT	—	—	323	—	323	(133)	7/28/2014	1996
Red Lobster	Danbury	CT	—	—	159	—	159	(96)	7/28/2014	1996
Red Lobster	Newark	DE	—	—	1,515	—	1,515	(333)	7/28/2014	2006
Red Lobster	Talleyville	DE	—	1,201	1,877	—	3,078	(241)	7/28/2014	1991
Red Lobster	Altamonte Springs	FL	—	1,212	1,674	—	2,886	(212)	7/28/2014	1986
Red Lobster	Boynton Beach	FL	—	—	1,631	—	1,631	(320)	7/28/2014	2008
Red Lobster	Fort Pierce	FL	—	618	1,491	—	2,109	(220)	7/28/2014	1995
Red Lobster	Hollywood	FL	—	—	2,282	—	2,282	(463)	7/28/2014	2003
Red Lobster	Kissimmee	FL	—	—	1,364	—	1,364	(341)	7/28/2014	2002
Red Lobster	Leesburg	FL	—	721	1,262	—	1,983	(190)	7/28/2014	1990
Red Lobster	Miami	FL	—	—	1,062	—	1,062	(310)	7/28/2014	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Orlando	FL	—	—	1,188	—	1,188	(331)	7/28/2014	1989
Red Lobster	Panama City	FL	—	—	1,515	—	1,515	(296)	7/28/2014	1976
Red Lobster	Pembroke Pines	FL	—	479	3,126	—	3,605	(346)	7/28/2014	1987
Red Lobster	Plantation	FL	—	1,975	1,733	—	3,708	(229)	7/28/2014	1989
Red Lobster	Port Charlotte	FL	—	1,476	1,516	—	2,992	(209)	7/28/2014	1990
Red Lobster	Sebring	FL	—	1,003	1,487	—	2,490	(197)	7/28/2014	1992
Red Lobster	Winter Haven	FL	—	1,055	2,217	—	3,272	(220)	7/28/2014	1972
Red Lobster	Athens	GA	—	669	2,027	—	2,696	(206)	7/28/2014	1971
Red Lobster	Austell	GA	—	—	1,092	—	1,092	(233)	7/28/2014	2001
Red Lobster	Buford	GA	—	1,315	2,638	—	3,953	(317)	7/28/2014	2000
Red Lobster	Cartersville	GA	—	594	1,386	—	1,980	(199)	7/28/2014	1996
Red Lobster	Columbus	GA	—	956	1,957	—	2,913	(256)	7/28/2014	2005
Red Lobster	Conyers	GA	—	549	3,144	—	3,693	(361)	7/28/2014	2000
Red Lobster	Dalton	GA	—	775	2,045	—	2,820	(243)	7/28/2014	1995
Red Lobster	Decatur	GA	—	1,102	1,873	—	2,975	(200)	7/28/2014	1973
Red Lobster	Douglasville	GA	—	1,356	1,161	—	2,517	(174)	7/28/2014	1991
Red Lobster	Jonesboro	GA	—	1,049	1,678	—	2,727	(181)	7/28/2014	1972
Red Lobster	Kennesaw	GA	—	1,382	1,802	—	3,184	(220)	7/28/2014	1987
Red Lobster	Perry	GA	—	351	1,839	—	2,190	(244)	7/28/2014	1996
Red Lobster	Rome	GA	—	961	911	—	1,872	(135)	7/28/2014	1979
Red Lobster	Roswell	GA	—	2,358	354	—	2,712	(84)	7/28/2014	1981
Red Lobster	Savannah	GA	—	475	2,236	—	2,711	(232)	7/28/2014	1971
Red Lobster	Tucker	GA	—	—	1,718	—	1,718	(337)	7/28/2014	1973
Red Lobster	Ames	IA	—	789	1,133	—	1,922	(188)	7/28/2014	1995
Red Lobster	Cedar Rapids	IA	—	—	495	—	495	(190)	7/28/2014	1981
Red Lobster	Davenport	IA	—	619	2,896	—	3,515	(301)	7/28/2014	1975
Red Lobster	West Des Moines	IA	—	1,033	2,358	—	3,391	(254)	7/28/2014	1975
Red Lobster	Boise	ID	—	—	714	—	714	(203)	7/28/2014	1988
Red Lobster	Pocatello	ID	—	—	773	—	773	(311)	7/28/2014	1994
Red Lobster	Alton	IL	—	1,251	1,854	—	3,105	(218)	7/28/2014	1983
Red Lobster	Aurora	IL	—	1,598	782	—	2,380	(116)	7/28/2014	1979
Red Lobster	Chicago	IL	—	1,064	2,422	—	3,486	(260)	7/28/2014	1980
Red Lobster	Danville	IL	—	253	1,580	—	1,833	(228)	7/28/2014	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Fairview Heights	IL	—	—	1,806	—	1,806	(629)	7/28/2014	1972
Red Lobster	Forsyth	IL	—	—	1,083	—	1,083	(252)	7/28/2014	1975
Red Lobster	Gurnee	IL	—	1,735	2,286	—	4,021	(248)	7/28/2014	1980
Red Lobster	Marion	IL	—	399	2,399	—	2,798	(293)	7/28/2014	1992
Red Lobster	Matteson	IL	—	962	2,212	—	3,174	(231)	7/28/2014	1976
Red Lobster	Norridge	IL	—	—	929	—	929	(349)	7/28/2014	1979
Red Lobster	Oak Lawn	IL	—	1,825	2,316	—	4,141	(241)	7/28/2014	1975
Red Lobster	Orland Park	IL	—	1,046	2,489	—	3,535	(270)	7/28/2014	1980
Red Lobster	Peru	IL	—	339	1,169	—	1,508	(183)	7/28/2014	1995
Red Lobster	Schaumburg	IL	—	—	665	—	665	(175)	7/28/2014	1976
Red Lobster	Springfield	IL	—	1,205	1,253	—	2,458	(169)	7/28/2014	1977
Red Lobster	West Dundee	IL	—	197	2,195	—	2,392	(242)	7/28/2014	1982
Red Lobster	Anderson	IN	—	813	1,272	—	2,085	(167)	7/28/2014	1982
Red Lobster	Avon	IN	—	—	864	—	864	(251)	7/28/2014	2001
Red Lobster	Columbus	IN	—	615	1,435	—	2,050	(202)	7/28/2014	1991
Red Lobster	Elkhart	IN	—	616	1,657	—	2,273	(301)	9/19/2014	1993
Red Lobster	Evansville	IN	—	587	3,357	—	3,944	(342)	7/28/2014	1972
Red Lobster	Fort Wayne	IN	—	567	2,985	—	3,552	(305)	7/28/2014	1973
Red Lobster	Kokomo	IN	—	394	1,835	—	2,229	(213)	7/28/2014	1980
Red Lobster	Mishawaka	IN	—	593	2,205	—	2,798	(238)	7/28/2014	1974
Red Lobster	Muncie	IN	—	627	1,427	—	2,054	(146)	7/28/2014	1975
Red Lobster	Richmond	IN	—	371	1,416	—	1,787	(212)	7/28/2014	1996
Red Lobster	Terre Haute	IN	—	1,066	2,640	—	3,706	(275)	7/28/2014	1972
Red Lobster	Topeka	KS	—	754	2,211	—	2,965	(234)	7/28/2014	1972
Red Lobster	Elizabethtown	KY	—	866	401	—	1,267	(138)	7/28/2014	2003
Red Lobster	Lexington	KY	—	—	1,094	—	1,094	(246)	7/28/2014	2011
Red Lobster	Louisville	KY	—	893	1,350	—	2,243	(197)	7/28/2014	1991
Red Lobster	Owensboro	KY	—	815	1,485	—	2,300	(194)	7/28/2014	1982
Red Lobster	St. Matthews	KY	—	1,640	1,841	—	3,481	(200)	7/28/2014	1972
Red Lobster	Baton Rouge	LA	—	—	1,535	—	1,535	(303)	7/28/2014	2011
Red Lobster	Monroe	LA	—	455	2,022	—	2,477	(254)	7/28/2014	1991
Red Lobster	Annapolis	MD	—	—	644	—	644	(147)	7/28/2014	1985
Red Lobster	Frederick	MD	—	—	319	—	319	(144)	7/28/2014	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Lanham	MD	—	—	455	—	455	(156)	7/28/2014	1980
Red Lobster	Owings Mills	MD	—	—	229	—	229	(99)	7/28/2014	1989
Red Lobster	Salisbury	MD	—	1,070	1,868	—	2,938	(249)	7/28/2014	1992
Red Lobster	Suitland	MD	—	1,090	3,112	—	4,202	(310)	7/28/2014	1975
Red Lobster	Battle Creek	MI	—	202	1,827	—	2,029	(217)	7/28/2014	1979
Red Lobster	Dearborn Heights	MI	—	822	2,156	—	2,978	(237)	7/28/2014	1975
Red Lobster	Flint	MI	—	505	2,266	—	2,771	(252)	7/28/2014	1976
Red Lobster	Fort Gratiot	MI	—	250	1,611	—	1,861	(245)	7/28/2014	2002
Red Lobster	Jackson	MI	—	235	2,174	—	2,409	(241)	7/28/2014	1976
Red Lobster	Kentwood	MI	—	819	1,606	—	2,425	(188)	7/28/2014	1975
Red Lobster	Lansing	MI	—	—	1,534	—	1,534	(303)	7/28/2014	1976
Red Lobster	Livonia	MI	—	635	1,824	—	2,459	(232)	7/28/2014	1987
Red Lobster	Mt. Pleasant	MI	—	508	1,346	—	1,854	(202)	7/28/2014	1993
Red Lobster	Novi	MI	—	2,061	1,847	—	3,908	(229)	7/28/2014	1983
Red Lobster	Portage	MI	—	396	2,496	—	2,892	(264)	7/28/2014	1975
Red Lobster	Saginaw	MI	—	335	1,961	—	2,296	(222)	7/28/2014	1975
Red Lobster	Southgate	MI	—	611	2,531	—	3,142	(301)	7/28/2014	1990
Red Lobster	Sterling Heights	MI	—	759	3,215	—	3,974	(349)	7/28/2014	1985
Red Lobster	Traverse City	MI	—	1,036	1,121	—	2,157	(190)	7/28/2014	1996
Red Lobster	Warren	MI	—	349	2,656	—	3,005	(279)	7/28/2014	1975
Red Lobster	Mankato	MN	—	867	1,642	—	2,509	(231)	7/28/2014	1993
Red Lobster	Rochester	MN	—	—	1,674	—	1,674	(284)	7/28/2014	1987
Red Lobster	Roseville	MN	—	1,291	1,298	—	2,589	(143)	7/28/2014	1975
Red Lobster	St. Cloud	MN	—	760	2,770	—	3,530	(301)	7/28/2014	1990
Red Lobster	Branson	MO	—	1,496	1,074	—	2,570	(131)	7/30/2014	2000
Red Lobster	Bridgeton	MO	—	1,128	2,003	—	3,131	(223)	7/28/2014	1973
Red Lobster	Cape Girardeau	MO	—	1,412	1,103	—	2,515	(186)	7/28/2014	1994
Red Lobster	Chesterfield	MO	—	—	1,762	—	1,762	(379)	7/28/2014	1973
Red Lobster	Crestwood	MO	—	518	1,466	—	1,984	(171)	7/28/2014	1975
Red Lobster	Jefferson City	MO	—	593	1,092	—	1,685	(153)	7/28/2014	1995
Red Lobster	Springfield	MO	—	—	1,510	—	1,510	(456)	7/28/2014	1972
Red Lobster	St. Joseph	MO	—	1,023	1,002	—	2,025	(139)	7/28/2014	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	St. Peters	MO	—	—	1,543	—	1,543	(476)	7/28/2014	1976
Red Lobster	St.Louis	MO	—	1,387	2,662	—	4,049	(271)	7/28/2014	1972
Red Lobster	Jackson	MS	—	1,128	2,851	—	3,979	(304)	7/28/2014	1977
Red Lobster	Meridian	MS	—	—	872	—	872	(207)	7/28/2014	1996
Red Lobster	Southaven	MS	—	668	2,640	—	3,308	(265)	7/28/2014	1972
Red Lobster	Asheville	NC	—	544	2,865	—	3,409	(303)	7/28/2014	1980
Red Lobster	Burlington	NC	—	1,208	403	—	1,611	(150)	7/28/2014	2011
Red Lobster	Cary	NC	—	1,933	1,118	—	3,051	(182)	7/28/2014	1992
Red Lobster	Concord	NC	—	—	1,506	—	1,506	(359)	7/28/2014	2002
Red Lobster	Fayetteville	NC	—	675	2,908	—	3,583	(276)	7/28/2014	1978
Red Lobster	Greensboro	NC	—	1,372	1,785	—	3,157	(200)	7/28/2014	1972
Red Lobster	Raleigh	NC	—	946	2,183	—	3,129	(224)	7/28/2014	1983
Red Lobster	Bismarck	ND	—	831	3,321	—	4,152	(339)	7/28/2014	1990
Red Lobster	Fargo	ND	—	888	2,933	—	3,821	(312)	7/28/2014	1981
Red Lobster	Grand Forks	ND	—	876	1,694	—	2,570	(233)	7/28/2014	1992
Red Lobster	Kearney	NE	—	678	1,109	—	1,787	(186)	7/28/2014	1996
Red Lobster	Lincoln	NE	—	—	254	—	254	(90)	7/28/2014	1977
Red Lobster	Cherry Hill	NJ	—	—	2,274	—	2,274	(520)	7/28/2014	1984
Red Lobster	Deptford	NJ	—	—	1,608	—	1,608	(390)	7/28/2014	1991
Red Lobster	Vineland	NJ	—	—	1,779	—	1,779	(319)	7/28/2014	1995
Red Lobster	Clovis	NM	—	—	318	—	318	(126)	7/28/2014	1995
Red Lobster	Farmington	NM	—	855	2,287	—	3,142	(281)	7/28/2014	1992
Red Lobster	Amherst	NY	—	1,344	1,271	—	2,615	(184)	7/28/2014	1980
Red Lobster	Brooklyn	NY	—	—	5,897	—	5,897	(1,190)	7/28/2014	2003
Red Lobster	Henrietta	NY	—	956	2,934	—	3,890	(315)	7/28/2014	1976
Red Lobster	Hicksville	NY	—	—	870	—	870	(214)	7/28/2014	1982
Red Lobster	Liverpool	NY	—	900	2,088	—	2,988	(237)	7/28/2014	1975
Red Lobster	Poughkeepsie	NY	—	1,987	669	—	2,656	(111)	7/28/2014	1981
Red Lobster	Rochester	NY	—	756	2,122	—	2,878	(268)	7/28/2014	1985
Red Lobster	Ronkonkoma	NY	—	—	1,109	—	1,109	(268)	7/28/2014	2005
Red Lobster	Valley Stream	NY	—	—	1,417	—	1,417	(354)	7/28/2014	1983
Red Lobster	Vestal	NY	—	1,027	2,255	—	3,282	(250)	7/28/2014	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Watertown	NY	—	807	1,586	—	2,393	(231)	7/28/2014	1993
Red Lobster	Yonkers	NY	—	—	894	—	894	(224)	7/28/2014	2012
Red Lobster	Akron	OH	—	—	1,398	—	1,398	(324)	7/28/2014	1981
Red Lobster	Beavercreek	OH	—	551	2,334	—	2,885	(285)	7/28/2014	1994
Red Lobster	Canton	OH	—	398	2,596	—	2,994	(262)	7/28/2014	1974
Red Lobster	Cincinnati	OH	—	1,484	1,687	—	3,171	(180)	7/28/2014	1977
Red Lobster	Cincinnati	OH	—	365	2,344	—	2,709	(243)	7/28/2014	1980
Red Lobster	Columbus	OH	—	—	1,100	—	1,100	(284)	7/28/2014	2002
Red Lobster	Columbus	OH	—	787	2,123	—	2,910	(222)	7/28/2014	1973
Red Lobster	Cuyahoga Falls	OH	—	306	2,511	—	2,817	(254)	7/28/2014	1974
Red Lobster	Dublin	OH	—	—	873	—	873	(198)	7/28/2014	1990
Red Lobster	Lancaster	OH	—	737	1,570	—	2,307	(204)	7/28/2014	1991
Red Lobster	Lima	OH	—	843	658	—	1,501	(140)	7/28/2014	1991
Red Lobster	Mansfield	OH	—	335	1,697	—	2,032	(192)	7/28/2014	1977
Red Lobster	Mentor	OH	—	651	2,129	—	2,780	(232)	7/30/2014	1977
Red Lobster	Miamisburg	OH	—	612	2,615	—	3,227	(251)	7/28/2014	1974
Red Lobster	New Philadelphia	OH	—	232	1,349	—	1,581	(195)	7/28/2014	1991
Red Lobster	Niles	OH	—	—	1,799	—	1,799	(361)	7/28/2014	1982
Red Lobster	North Olmsted	OH	—	—	2,291	—	2,291	(402)	7/28/2014	1974
Red Lobster	Parma	OH	—	466	2,156	—	2,622	(227)	7/28/2014	1975
Red Lobster	Sandusky	OH	—	1,290	1,126	—	2,416	(163)	7/30/2014	1986
Red Lobster	St. Clairsville	OH	—	—	853	—	853	(300)	7/28/2014	1997
Red Lobster	Wooster	OH	—	200	1,205	—	1,405	(188)	7/28/2014	1995
Red Lobster	Youngstown	OH	—	214	2,477	—	2,691	(268)	7/28/2014	1982
Red Lobster	Muskogee	OK	—	399	1,707	—	2,106	(233)	7/28/2014	1995
Red Lobster	Oklahoma City	OK	—	610	2,681	—	3,291	(275)	7/28/2014	1980
Red Lobster	Oklahoma City	OK	—	800	1,960	—	2,760	(235)	7/28/2014	1991
Red Lobster	Shawnee	OK	—	437	1,744	—	2,181	(218)	7/28/2014	1995
Red Lobster	London	ON	—	1,502	649	—	2,151	(156)	7/28/2014	1986
Red Lobster	Bartonsville	PA	—	—	2,389	—	2,389	(419)	7/28/2014	2010
Red Lobster	Chambersburg	PA	—	694	1,212	—	1,906	(191)	7/28/2014	1991
Red Lobster	Du Bois	PA	—	317	981	—	1,298	(168)	7/28/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Greensburg	PA	—	748	2,432	—	3,180	(266)	7/28/2014	1989
Red Lobster	Hanover	PA	—	446	1,870	—	2,316	(246)	7/28/2014	1995
Red Lobster	Lancaster	PA	—	—	2,968	—	2,968	(450)	7/28/2014	1977
Red Lobster	Langhorne	PA	—	979	2,735	—	3,714	(328)	7/28/2014	1996
Red Lobster	Mechanicsburg	PA	—	676	2,656	—	3,332	(280)	7/28/2014	1976
Red Lobster	Philadelphia	PA	—	—	1,902	—	1,902	(301)	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	—	1,379	—	1,379	(328)	7/28/2014	1976
Red Lobster	Pittsburgh	PA	—	1,352	1,190	—	2,542	(141)	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	1,641	1,096	—	2,737	(146)	7/28/2014	1987
Red Lobster	Pottstown	PA	—	—	1,115	—	1,115	(419)	7/28/2014	1995
Red Lobster	Scranton	PA	—	—	1,563	—	1,563	(405)	7/28/2014	2001
Red Lobster	Springfield	PA	—	1,571	2,344	—	3,915	(282)	7/28/2014	1983
Red Lobster	State College	PA	—	—	1,026	—	1,026	(340)	7/28/2014	1999
Red Lobster	Washington	PA	—	—	694	—	694	(155)	7/28/2014	1976
Red Lobster	Whitehall	PA	—	—	2,155	—	2,155	(530)	7/28/2014	1977
Red Lobster	Aiken	SC	—	780	1,247	—	2,027	(183)	7/28/2014	1991
Red Lobster	Columbia	SC	—	—	918	—	918	(210)	7/28/2014	1980
Red Lobster	Florence	SC	—	779	1,506	—	2,285	(209)	7/28/2014	1990
Red Lobster	Myrtle Beach	SC	—	—	462	—	462	(171)	7/28/2014	2006
Red Lobster	Spartanburg	SC	—	—	1,136	—	1,136	(206)	7/28/2014	1973
Red Lobster	Sumter	SC	—	988	1,117	—	2,105	(187)	7/28/2014	1995
Red Lobster	Chattanooga	TN	—	1,548	2,575	—	4,123	(247)	7/28/2014	1972
Red Lobster	Clarksville	TN	—	543	2,223	—	2,766	(253)	7/28/2014	1990
Red Lobster	Jackson	TN	—	822	1,427	—	2,249	(214)	7/28/2014	1995
Red Lobster	Memphis	TN	—	1,602	2,290	—	3,892	(237)	7/28/2014	1972
Red Lobster	Sevierville	TN	—	—	1,062	—	1,062	(287)	7/28/2014	2002
Red Lobster	Abilene	TX	—	209	1,976	—	2,185	(224)	7/30/2014	1980
Red Lobster	Amarillo	TX	—	590	2,342	—	2,932	(248)	7/28/2014	1976
Red Lobster	Burleson	TX	—	—	356	—	356	(147)	7/28/2014	2003
Red Lobster	College Station	TX	—	—	643	—	643	(156)	7/28/2014	1983
Red Lobster	Conroe	TX	—	—	557	—	557	(177)	7/28/2014	2011
Red Lobster	Denton	TX	—	832	2,044	—	2,876	(263)	7/28/2014	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Duncanville	TX	—	361	2,658	—	3,019	(272)	7/28/2014	1974
Red Lobster	El Paso	TX	—	—	414	—	414	(162)	7/28/2014	1976
Red Lobster	El Paso	TX	—	—	883	—	883	(210)	7/28/2014	2008
Red Lobster	Fort Worth	TX	—	—	239	—	239	(93)	7/28/2014	1982
Red Lobster	Houston	TX	—	—	399	—	399	(156)	7/28/2014	1974
Red Lobster	Houston	TX	—	960	1,833	—	2,793	(209)	7/28/2014	1981
Red Lobster	Humble	TX	—	—	1,087	—	1,087	(225)	7/28/2014	1980
Red Lobster	Killeen	TX	—	732	1,935	—	2,667	(242)	7/28/2014	1991
Red Lobster	Laredo	TX	—	—	819	—	819	(235)	7/28/2014	2003
Red Lobster	Lewisville	TX	—	1,087	1,626	(106)	2,607	(180)	7/28/2014	1973
Red Lobster	Longview	TX	—	324	2,625	—	2,949	(284)	7/28/2014	1981
Red Lobster	Lubbock	TX	—	1,103	1,494	—	2,597	(179)	7/28/2014	1976
Red Lobster	Lufkin	TX	—	15	1,732	—	1,747	(232)	7/28/2014	1996
Red Lobster	Mcallen	TX	—	1,175	2,280	—	3,455	(257)	7/28/2014	1981
Red Lobster	Mcallen	TX	—	960	1,647	—	2,607	(248)	7/28/2014	2010
Red Lobster	N. Richland Hills	TX	—	493	2,889	—	3,382	(302)	7/28/2014	1978
Red Lobster	San Antonio	TX	—	—	963	—	963	(170)	7/28/2014	1974
Red Lobster	Sugar Land	TX	—	—	708	—	708	(158)	7/28/2014	1981
Red Lobster	Texarkana	TX	—	73	2,148	—	2,221	(257)	7/28/2014	1986
Red Lobster	Tyler	TX	—	884	1,755	—	2,639	(209)	7/28/2014	1982
Red Lobster	Victoria	TX	—	478	1,905	—	2,383	(224)	7/28/2014	1984
Red Lobster	Layton	UT	—	1,577	1,333	—	2,910	(209)	7/28/2014	1993
Red Lobster	Bristol	VA	—	816	1,175	—	1,991	(179)	7/28/2014	2005
Red Lobster	Charlottesville	VA	—	—	1,021	—	1,021	(202)	7/28/2014	1986
Red Lobster	Chesapeake	VA	—	1,262	1,374	—	2,636	(176)	7/28/2014	1992
Red Lobster	Harrisonburg	VA	—	465	1,369	—	1,834	(212)	7/28/2014	1993
Red Lobster	Manassas	VA	—	1,800	941	—	2,741	(155)	7/28/2014	1993
Red Lobster	Midlothian	VA	—	—	655	—	655	(211)	7/28/2014	2003
Red Lobster	Sterling	VA	—	—	646	—	646	(206)	7/28/2014	2001
Red Lobster	Winchester	VA	—	—	357	—	357	(145)	7/28/2014	2006
Red Lobster	Olympia	WA	—	—	596	—	596	(238)	7/28/2014	1995
Red Lobster	Silverdale	WA	—	1,661	501	—	2,162	(127)	7/28/2014	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Spokane	WA	—	—	1,427	—	1,427	(289)	7/28/2014	2009
Red Lobster	Ashwaubenon	WI	—	1,270	1,116	—	2,386	(151)	7/28/2014	1975
Red Lobster	Eau Claire	WI	—	527	1,534	—	2,061	(206)	7/28/2014	1982
Red Lobster	Greenfield	WI	—	1,823	1,673	—	3,496	(191)	7/28/2014	1975
Red Lobster	Mt. Pleasant	WI	—	856	1,773	—	2,629	(270)	7/28/2014	2012
Red Lobster	Wauwatosa	WI	—	1,524	997	—	2,521	(138)	7/28/2014	1975
Red Lobster	Charleston	WV	—	—	1,100	—	1,100	(288)	7/28/2014	2003
Red Lobster	Huntington	WV	—	344	2,552	—	2,896	(297)	7/28/2014	1985
Red Lobster	Morgantown	WV	—	1,252	1,477	—	2,729	(225)	7/28/2014	2009
Red Lobster	Parkersburg	WV	—	654	1,447	—	2,101	(221)	7/28/2014	1994
Red Lobster	Casper	WY	—	1,014	1,337	—	2,351	(233)	7/28/2014	2011
Red Lobster	Cheyenne	WY	—	1,514	640	—	2,154	(79)	7/28/2014	1992
Red Oak Village	San Marcos	TX	12,480	5,287	20,357	171	25,815	(4,006)	2/7/2014	2006
Reef Services, LLC	Gainesville	TX	—	86	285	—	371	(46)	6/25/2014	2009
Ridley Pointe	Smyrna	TN	—	2,009	9,467	109	11,585	(103)	8/25/2017	2016
Rite Aid	Talladega	AL	—	377	1,311	—	1,688	(316)	1/8/2014	1997
Rite Aid	Bear	DE	—	851	2,702	—	3,553	(662)	1/8/2014	1999
Rite Aid	Tucker	GA	—	793	1,419	—	2,212	(341)	1/8/2014	1996
Rite Aid	Jeffersonville	IN	—	824	2,472	—	3,296	(751)	11/30/2012	2008
Rite Aid	Lawrenceburg	KY	—	567	2,267	—	2,834	(689)	11/30/2012	2008
Rite Aid	Lexington	KY	—	—	1,943	—	1,943	(590)	11/30/2012	2007
Rite Aid	Paris	KY	—	743	2,228	—	2,971	(677)	11/30/2012	2008
Rite Aid	Scottsville	KY	—	153	2,904	—	3,057	(882)	11/30/2012	2007
Rite Aid	Stanford	KY	—	152	2,886	—	3,038	(876)	11/30/2012	2009
Rite Aid	Adams	MA	—	300	1,200	—	1,500	(321)	7/30/2013	1958
Rite Aid	Bangor	ME	—	724	2,896	—	3,620	(643)	5/19/2014	1998
Rite Aid	Buxton	ME	—	—	—	2,131	2,131	(375)	5/19/2014	1997
Rite Aid	Dover-Foxcroft	ME	—	256	2,659	—	2,915	(653)	1/8/2014	1999
Rite Aid	Fort Fairfield	ME	—	117	1,821	76	2,014	(451)	1/8/2014	1998
Rite Aid	Fort Kent	ME	—	387	2,064	—	2,451	(496)	1/8/2014	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Rite Aid	Van Buren	ME	—	115	1,720	—	1,835	(425)	1/8/2014	1998
Rite Aid	Bay City	MI	—	463	1,629	62	2,154	(316)	6/24/2014	1996
Rite Aid	Burton	MI	—	128	2,541	(50)	2,619	(674)	7/26/2013	1999
Rite Aid	West Branch	MI	—	418	1,280	70	1,768	(269)	6/23/2014	1996
Rite Aid	Burlington	NC	—	973	2,726	—	3,699	(669)	1/8/2014	2000
Rite Aid	Wilson	NC	—	573	1,337	—	1,910	(358)	7/30/2013	2002
Rite Aid	Bristol	NH	—	395	1,461	52	1,908	(364)	1/8/2014	1997
Rite Aid	Winchester	NH	—	343	1,868	—	2,211	(460)	1/8/2014	1998
Rite Aid	Cheektowaga	NY	—	436	3,466	—	3,902	(767)	2/7/2014	2000
Rite Aid	Genoa	OH	—	405	1,845	—	2,250	(442)	1/8/2014	1998
Rite Aid	Lima	OH	—	576	2,304	—	2,880	(700)	11/13/2012	2006
Rite Aid	Louisville	OH	—	576	3,266	—	3,842	(1,000)	10/31/2012	2008
Rite Aid	Marion	OH	—	508	2,877	—	3,385	(874)	11/13/2012	2006
Rite Aid	St. Marys	OH	—	581	2,322	—	2,903	(501)	5/19/2014	2005
Rite Aid	Warren	OH	—	668	2,670	62	3,400	(590)	5/19/2014	1999
Rite Aid	Wheelersburg	OH	—	361	1,444	65	1,870	(329)	5/19/2014	1998
Rite Aid	Meadville	PA	—	193	2,521	—	2,714	(602)	1/8/2014	1999
Rite Aid	Philadelphia	PA	—	633	2,531	—	3,164	(567)	5/19/2014	1999
Rite Aid	Spartanburg	SC	—	894	3,575	—	4,469	(771)	5/19/2014	2004
Rite Aid	Travelers Rest	SC	—	882	3,527	—	4,409	(761)	5/19/2014	2005
Rite Aid	Memphis	TN	—	266	1,062	54	1,382	(244)	5/19/2014	2000
Rite Aid	Murfreesboro	TN	—	454	1,817	—	2,271	(392)	5/19/2014	1999
Rite Aid	Hayes	VA	—	812	3,247	—	4,059	(701)	5/19/2014	2005
Rite Aid	Huntington	WV	—	964	2,250	—	3,214	(684)	11/30/2012	2008
Road Ranger	Winnebago	IL	—	707	3,202	—	3,909	(716)	2/7/2014	1998
Rockwell Collins	Sterling	VA	—	4,285	29,802	823	34,910	(4,928)	6/30/2014	2011
Ross	Austin	TX	—	658	2,631	700	3,989	(726)	5/19/2014	2002
Ross	Port Arthur	TX	8,077	3,331	14,992	—	18,323	(2,887)	2/7/2014	2008
Rubbermaid	Winfield	KS	—	819	15,555	—	16,374	(4,816)	11/28/2012	2012
Rubbermaid	Winfield	KS	—	1,056	20,060	—	21,116	(6,644)	4/25/2012	2008
Rubbermaid	Bowling Green	OH	—	714	13,564	—	14,278	(3,689)	7/29/2013	2013
Rubbermaid	Brimfield	OH	—	1,552	29,495	—	31,047	(8,921)	1/31/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Ruby Tuesday	Dillon	CO	—	400	1,628	—	2,028	(416)	6/27/2013	1995
Ruby Tuesday	Bartow	FL	—	270	1,916	—	2,186	(490)	6/27/2013	1995
Ruby Tuesday	Orlando	FL	—	1,286	—	(710)	576	—	7/31/2013	1998
Ruby Tuesday	Somerset	KY	—	480	1,120	—	1,600	(286)	6/27/2013	1995
Ryan's Buffet	Commerce	GA	—	962	1,470	(647)	1,785	(203)	2/7/2014	1996
Ryan's Buffet	Rome	GA	—	831	1,848	(919)	1,760	(207)	2/7/2014	1983
Ryan's Buffet	Asheville	NC	—	1,261	2,204	(1,179)	2,286	(259)	2/7/2014	1996
Ryan's Buffet	Clarksburg	WV	—	—	1,639	(1,305)	334	(48)	1/8/2014	2001
Salty's	Jasper	AL	—	140	219	—	359	(56)	6/27/2013	1995
The Salvation Army	Houston	TX	—	2,640	10,559	—	13,199	(2,162)	5/19/2014	2004
Sam's Club	Hoover	AL	—	2,253	9,606	—	11,859	(1,825)	2/7/2014	1989
Sam's Club	Colorado Springs	CO	—	3,347	12,652	—	15,999	(2,366)	2/7/2014	1998
Sam's Club	Douglasville	GA	—	1,701	11,052	—	12,753	(1,926)	2/7/2014	1999
Sam's Southern Eatery	Kennesaw	GA	—	210	46	—	256	(12)	6/27/2013	1995
Santa Rosa Commons	Pace	FL	13,000	4,447	21,884	58	26,389	(4,110)	2/7/2014	2008
Savers	Austin	TX	—	740	2,958	—	3,698	(609)	5/19/2014	2002
Schlotzsky's	Colorado Springs	CO	—	530	530	—	1,060	(133)	6/27/2013	1997
Schmitz & Schmitz	Gainesville	TX	—	29	1,950	—	1,979	(262)	6/25/2014	1930
Scotts Company	Orrville	OH	—	278	2,502	—	2,780	(790)	9/28/2012	1950
Scotts Company	Orrville	OH	—	611	1,134	—	1,745	(365)	7/30/2012	1950
Scotts Company	Orrville	OH	—	609	11,576	—	12,185	(3,727)	7/30/2012	2006
SCP Distributors	North Little Rock	AR	—	258	1,665	(9)	1,914	(229)	11/20/2014	2006
SCP Distributors	Knoxville	TN	—	251	900	—	1,151	(145)	11/20/2014	2012
Sedwick Claims Management Serv	Dublin	OH	—	945	8,520	—	9,465	(1,451)	6/26/2014	1997
Select Energy Services	Damascus	AR	—	530	800	—	1,330	(238)	6/12/2014	2009
Select Energy Services	Frierson	LA	—	260	4,954	—	5,214	(787)	6/12/2014	2010
Select Energy Services	Alderson	OK	—	260	1,150	—	1,410	(229)	6/12/2014	2008
Select Energy Services	Big Wells	TX	—	353	1,820	—	2,173	(291)	6/12/2014	2011
Select Energy Services	Chireno	TX	—	388	5,470	—	5,858	(861)	6/25/2014	2011
Select Energy Services	Cleburne	TX	—	154	2,333	—	2,487	(374)	6/25/2014	2008
Select Energy Services	Dilley	TX	—	308	1,416	—	1,724	(237)	6/25/2014	2012
Select Energy Services	Odessa	TX	—	460	1,998	—	2,458	(353)	6/25/2014	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Senor Panchos	Orrville	OH	—	99	176	—	275	(46)	6/27/2013	1990
Shale Tank Truck	Cleburne	TX	—	476	547	—	1,023	(96)	6/25/2014	2007
Shale Tank Truck	Midland	TX	—	757	939	—	1,696	(173)	6/25/2014	2012
Sherwin-Williams	Angola	IN	—	249	996	—	1,245	(202)	5/19/2014	2001
Sherwin-Williams	Muskegon	MI	—	187	1,524	—	1,711	(315)	2/7/2014	2008
Sherwin-Williams	Ashtabula	OH	—	176	704	—	880	(116)	5/19/2014	2003
Sherwin-Williams	Boardman	OH	—	206	825	—	1,031	(136)	5/19/2014	2003
Shoney's	Gadsden	AL	—	220	707	—	927	(181)	6/27/2013	1995
Shoney's	Oxford	AL	—	670	25	—	695	(6)	6/27/2013	1995
Shoney's	Grayson	KY	—	420	406	—	826	(104)	6/27/2013	1995
Shoney's	Grenada	MS	—	270	809	—	1,079	(190)	7/31/2013	1995
Shoney's	Hattiesburg	MS	—	730	618	—	1,348	(158)	6/27/2013	1995
Shoney's	Jackson	MS	—	360	572	—	932	(146)	6/27/2013	1995
Shoney's	Summerville	SC	—	350	800	—	1,150	(204)	6/27/2013	1995
Shoney's	Cookeville	TN	—	510	760	—	1,270	(194)	6/27/2013	1995
Shoney's	Lawrenceburg	TN	—	330	873	—	1,203	(223)	6/27/2013	1995
Shoney's	Charleston	WV	—	190	543	—	733	(139)	6/27/2013	1995
Shoney's	Lewisburg	WV	—	110	642	—	752	(164)	6/27/2013	1995
Shoney's	Princeton	WV	—	90	593	—	683	(152)	6/27/2013	1995
Shoney's	Ripley	WV	—	200	599	—	799	(153)	6/27/2013	1995
Shopko Hometown	L'Anse	MI	—	382	1,736	—	2,118	(371)	5/13/2014	2009
Sierra Pines	The Woodlands	TX	14,941	5,219	19,196	6,893	31,308	(1,974)	11/5/2013	2014
Smokey Bones	Morrow	GA	—	390	2,184	—	2,574	(558)	6/27/2013	1995
Smokey Bones	Pittsburgh	PA	—	1,490	390	—	1,880	(113)	7/28/2014	2000
Sonic Drive-In	Wadesboro	NC	—	137	266	—	403	(67)	6/27/2013	2007
Sonny's Real Pit BBQ	Venice	FL	—	338	507	—	845	(134)	7/31/2013	1978
Sonny's Real Pit BBQ	Athens	GA	—	460	1,280	—	1,740	(327)	6/27/2013	1995
Sonny's Real Pit BBQ	Conyers	GA	—	450	663	—	1,113	(169)	6/27/2013	1995
Sonny's Real Pit BBQ	Marietta	GA	—	290	1,772	—	2,062	(453)	6/27/2013	1995
Southern Kitchen	Prattville	AL	—	1,038	1,802	(1,871)	969	(79)	2/7/2014	1997
Sovereign Bank	Linden	NJ	—	601	2,329	—	2,930	(516)	1/8/2014	1945
Sovereign Bank	Kennett Square	PA	—	837	2,412	—	3,249	(536)	1/8/2014	1963

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Spaghetti Warehouse	Arlington	TX	—	630	1,400	—	2,030	(358)	6/27/2013	1995
Spaghetti Warehouse	San Antonio	TX	—	1,140	1,434	(1,063)	1,511	(53)	6/27/2013	1995
Sprouts	Centennial	CO	—	1,581	6,394	—	7,975	(1,407)	2/7/2014	2009
St. Luke's Urgent Care	Creve Coeur	MO	—	1,644	4,497	—	6,141	(1,022)	2/7/2014	2010
Staples	Pensacola	FL	—	1,539	3,354	—	4,893	(598)	2/7/2014	2010
Staples	Helena	MT	—	1,159	2,452	—	3,611	(465)	2/7/2014	2012
Staples	Houston	TX	1,815	1,169	3,192	—	4,361	(573)	2/7/2014	2008
Starbucks	Las Vegas	NV	—	680	1,533	—	2,213	(379)	6/27/2013	1995
Steak 'n Shake	Tampa	FL	—	951	—	785	1,736	(39)	7/31/2013	1999
Stearns Crossing	Bartlett	IL	7,060	4,437	5,970	376	10,783	(1,517)	2/7/2014	1999
Stop & Shop	Levittown	PA	—	4,716	9,955	—	14,671	(2,050)	11/5/2013	1995
Stop & Shop	Cranston	RI	—	4,309	—	—	4,309	—	2/7/2014	2011
Stripes	Portales	NM	—	306	2,595	—	2,901	(610)	2/7/2014	2010
Stripes	Andrews	TX	—	406	2,302	—	2,708	(630)	2/15/2013	2008
Stripes	Brady	TX	—	203	3,205	—	3,408	(691)	2/7/2014	2007
Stripes	Brownsville	TX	—	613	3,195	—	3,808	(707)	2/7/2014	2007
Stripes	Carrizo Springs	TX	—	496	2,526	—	3,022	(610)	2/7/2014	2010
Stripes	Corpus Christi	TX	—	681	2,047	—	2,728	(461)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	1,011	3,125	—	4,136	(696)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	803	3,109	—	3,912	(693)	2/7/2014	2007
Stripes	Eagle Pass	TX	—	762	2,453	—	3,215	(555)	2/7/2014	2009
Stripes	Edinburg	TX	—	1,286	1,546	—	2,832	(352)	2/7/2014	1999
Stripes	Edinburg	TX	—	488	2,499	—	2,987	(598)	2/7/2014	2007
Stripes	Edinburg	TX	—	450	2,818	—	3,268	(564)	2/7/2014	2007
Stripes	Fort Stockton	TX	—	1,237	3,812	—	5,049	(992)	2/7/2014	2010
Stripes	Haskell	TX	—	143	2,554	—	2,697	(596)	2/7/2014	2010
Stripes	Houston	TX	—	1,204	2,069	—	3,273	(450)	2/7/2014	2007
Stripes	La Feria	TX	—	219	1,970	—	2,189	(540)	2/15/2013	2008
Stripes	Laredo	TX	—	581	2,367	—	2,948	(563)	2/7/2014	2010
Stripes	Laredo	TX	—	626	2,338	—	2,964	(567)	2/7/2014	2010
Stripes	Midland	TX	—	1,098	4,857	—	5,955	(1,070)	2/7/2014	2006
Stripes	Mission	TX	—	742	550	—	1,292	(117)	2/7/2014	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Stripes	Mission	TX	—	1,007	3,178	(33)	4,152	(660)	2/7/2014	2003
Stripes	Odessa	TX	—	301	2,895	—	3,196	(647)	2/7/2014	2011
Stripes	Odessa	TX	—	803	3,596	—	4,399	(1,155)	2/7/2014	1998
Stripes	Pharr	TX	—	281	2,531	—	2,812	(693)	2/15/2013	1995
Stripes	Ranchito	TX	—	498	2,671	—	3,169	(588)	2/7/2014	2010
Stripes	Rio Hondo	TX	—	293	2,640	—	2,933	(723)	2/15/2013	2008
Stripes	San Angelo	TX	—	772	4,025	—	4,797	(889)	2/7/2014	1997
Stripes	San Angelo	TX	—	1,006	3,277	—	4,283	(728)	2/7/2014	2007
Subway	Knoxville	TN	—	160	349	—	509	(86)	6/27/2013	1995
Sun Trust Bank	Coral Springs	FL	—	654	1,525	—	2,179	(385)	4/12/2013	1996
Sun Trust Bank	Destin	FL	—	572	1,717	—	2,289	(433)	4/12/2013	1998
Sun Trust Bank	Dunedin	FL	—	479	1,917	—	2,396	(492)	3/22/2013	1995
Sun Trust Bank	Dunnellon	FL	—	82	463	—	545	(119)	3/22/2013	1980
Sun Trust Bank	Kissimmee	FL	—	1,167	778	—	1,945	(196)	4/12/2013	1981
Sun Trust Bank	Lakeland	FL	—	598	1,110	—	1,708	(280)	4/12/2013	1988
Sun Trust Bank	North Port	FL	—	460	1,381	—	1,841	(355)	3/22/2013	1982
Sun Trust Bank	Palm Harbor	FL	—	535	1,249	—	1,784	(315)	4/12/2013	1994
Sun Trust Bank	Plant City	FL	—	751	1,753	—	2,504	(450)	3/22/2013	2000
Sun Trust Bank	Port Orange	FL	—	590	1,095	—	1,685	(281)	3/22/2013	1989
Sun Trust Bank	Port Orange	FL	—	563	1,314	—	1,877	(337)	3/22/2013	1982
Sun Trust Bank	S. Daytona Beach	FL	—	592	1,099	—	1,691	(277)	4/12/2013	1985
Sun Trust Bank	West Palm Beach	FL	—	1,026	1,026	—	2,052	(263)	3/22/2013	1981
Sun Trust Bank	Atlanta	GA	—	1,018	1,527	—	2,545	(385)	4/12/2013	1965
Sun Trust Bank	Atlanta	GA	—	1,435	478	—	1,913	(121)	4/12/2013	1970
Sun Trust Bank	Dunwoody	GA	—	1,784	1,460	—	3,244	(375)	3/22/2013	1972
Sun Trust Bank	Jesup	GA	—	184	1,657	—	1,841	(425)	3/22/2013	1964
Sun Trust Bank	St. Simons Island	GA	—	1,363	734	—	2,097	(188)	3/22/2013	1975
Sun Trust Bank	Annapolis	MD	—	2,653	2,170	—	4,823	(518)	7/23/2013	1976
Sun Trust Bank	Ellicott City	MD	—	1,728	931	—	2,659	(239)	3/22/2013	1975
Sun Trust Bank	Frederick	MD	—	991	991	—	1,982	(250)	4/26/2013	1880
Sun Trust Bank	Waldorf	MD	—	523	2,962	—	3,485	(761)	3/22/2013	1964
Sun Trust Bank	Belmont	NC	—	616	924	—	1,540	(237)	3/22/2013	1970

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sun Trust Bank	Carrboro	NC	—	512	512	—	1,024	(129)	4/12/2013	1980
Sun Trust Bank	Concord	NC	—	707	707	—	1,414	(178)	4/12/2013	1988
Sun Trust Bank	Durham	NC	—	747	1,388	—	2,135	(350)	4/12/2013	1973
Sun Trust Bank	Greensboro	NC	—	403	748	—	1,151	(189)	4/12/2013	1962
Sun Trust Bank	Lexington	NC	—	447	831	—	1,278	(210)	4/12/2013	2001
Sun Trust Bank	Matthews	NC	—	382	382	—	764	(98)	3/22/2013	1971
Sun Trust Bank	Mocksville	NC	—	978	2,933	—	3,911	(753)	3/22/2013	2000
Sun Trust Bank	Raleigh	NC	—	658	658	—	1,316	(169)	3/22/2013	1977
Sun Trust Bank	Chattanooga	TN	—	223	1,263	—	1,486	(324)	3/22/2013	1953
Sun Trust Bank	Madison	TN	—	286	1,143	—	1,429	(293)	3/22/2013	1953
Sun Trust Bank	Nashville	TN	—	567	305	—	872	(73)	7/23/2013	1954
Sun Trust Bank	Nashville	TN	—	1,598	1,308	—	2,906	(330)	4/12/2013	1992
Sun Trust Bank	Nashville	TN	—	613	613	—	1,226	(155)	4/12/2013	1970
Sun Trust Bank	Cheriton	VA	—	90	510	—	600	(131)	3/22/2013	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sun Trust Bank	Lynchburg	VA	—	251	466	—	717	(120)	3/22/2013	1973
Sun Trust Bank	Petersburg	VA	—	102	306	—	408	(77)	4/12/2013	1975
Sun Trust Bank	Richmond	VA	—	277	416	—	693	(107)	3/22/2013	1959
Sun Trust Bank	Richmond	VA	—	224	2,012	—	2,236	(507)	4/12/2013	1909
Sun Trust Bank	Rocky Mount	VA	—	265	1,504	—	1,769	(373)	5/22/2013	1961
Sunbelt Rental	Mabelvale	AR	—	240	894	—	1,134	(160)	6/4/2014	2006
Sunbelt Rental	Memphis	TN	—	365	929	128	1,422	(173)	9/26/2014	1995
Sunoco	Merritt Island	FL	—	540	2,162	—	2,702	(355)	5/19/2014	2009
Sunset Valley Homestead	Sunset Valley	TX	16,894	14,283	28,351	47	42,681	(5,530)	2/7/2014	2007
Superior Energy Services	Gainesville	TX	—	284	10,475	(3)	10,756	(5,380)	7/24/2014	1982
Sweet Tomato	Coral Springs	FL	—	790	1,625	—	2,415	(415)	6/27/2013	1995
Synovus Bank	Tampa	FL	—	985	2,298	—	3,283	(618)	12/31/2012	1959
Sysmex	Lincolnshire	IL	22,500	4,143	36,987	5	41,135	(6,983)	2/7/2014	2010
Taco Bell	Albertville	AL	—	419	778	—	1,197	(183)	7/31/2013	1995
Taco Bell	Cullman	AL	—	375	1,053	—	1,428	(265)	6/27/2013	1995
Taco Bell	Daphne	AL	—	180	1,278	—	1,458	(316)	6/27/2013	1995
Taco Bell	Dora	AL	—	348	813	—	1,161	(191)	7/31/2013	1995
Taco Bell	Foley	AL	—	360	1,460	—	1,820	(361)	6/27/2013	1995
Taco Bell	Hartselle	AL	—	378	781	—	1,159	(196)	6/27/2013	1995
Taco Bell	Jasper	AL	—	445	814	—	1,259	(205)	6/27/2013	1995
Taco Bell	Mobile	AL	—	160	1,973	—	2,133	(487)	6/27/2013	1995
Taco Bell	Saraland	AL	—	150	1,063	—	1,213	(263)	6/27/2013	1995
Taco Bell	Warrior	AL	—	364	675	—	1,039	(159)	7/31/2013	1995
Taco Bell	Winfield	AL	—	278	834	—	1,112	(196)	7/31/2013	1995
Taco Bell	Corona	CA	—	306	1,138	—	1,444	(286)	6/27/2013	1990
Taco Bell	Fairfield	CA	—	500	1,327	—	1,827	(334)	6/27/2013	1985
Taco Bell	Fontana	CA	—	524	1,016	—	1,540	(256)	6/27/2013	1992
Taco Bell	Montclair	CA	—	322	900	—	1,222	(227)	6/27/2013	1996
Taco Bell	Moreno Valley	CA	—	367	998	—	1,365	(251)	6/27/2013	1992
Taco Bell	Rancho Cucamonga	CA	—	415	1,210	—	1,625	(305)	6/27/2013	1992
Taco Bell	Rubidoux	CA	—	415	1,223	—	1,638	(308)	6/27/2013	1992
Taco Bell	Suisun City	CA	—	355	1,419	—	1,774	(334)	7/31/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taco Bell	Vacaville	CA	—	522	1,513	—	2,035	(381)	6/27/2013	1985
Taco Bell	Vacaville	CA	—	1,184	1,375	—	2,559	(346)	6/27/2013	1994
Taco Bell	Jacksonville	FL	—	440	1,167	—	1,607	(288)	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	340	1,383	—	1,723	(342)	6/27/2013	1995
Taco Bell	Pensacola	FL	—	140	1,897	—	2,037	(469)	6/27/2013	1995
Taco Bell	Augusta	GA	—	220	1,292	—	1,512	(319)	6/27/2013	1995
Taco Bell	Hephzibah	GA	—	330	930	—	1,260	(230)	6/27/2013	1995
Taco Bell	Jesup	GA	—	230	715	—	945	(177)	6/27/2013	1995
Taco Bell	Kennesaw	GA	—	162	601	—	763	(151)	6/27/2013	1984
Taco Bell	Waycross	GA	—	170	1,115	—	1,285	(275)	6/27/2013	1995
Taco Bell	Crawfordsville	IN	—	234	934	—	1,168	(220)	7/31/2013	1991
Taco Bell	Hartford City	IN	—	99	889	—	988	(209)	7/31/2013	1978
Taco Bell	Kokomo	IN	—	199	798	—	997	(188)	7/31/2013	1993
Taco Bell	Lafayette	IN	—	304	912	—	1,216	(215)	7/31/2013	1990
Taco Bell	Marion	IN	—	496	921	—	1,417	(217)	7/31/2013	1994
Taco Bell	Noblesville	IN	—	363	545	—	908	(128)	7/31/2013	2005
Taco Bell	Tipton	IN	—	104	936	—	1,040	(220)	7/31/2013	1998
Taco Bell	North Corbin	KY	—	139	1,082	—	1,221	(272)	6/27/2013	1995
Taco Bell	Detroit	MI	—	124	704	—	828	(166)	7/31/2013	1989
Taco Bell	St. Louis	MO	—	190	1,951	—	2,141	(430)	6/27/2013	1995
Taco Bell	Wentzville	MO	—	410	1,168	—	1,578	(289)	6/27/2013	1995
Taco Bell	Brunswick	OH	—	400	1,267	—	1,667	(313)	6/27/2013	1995
Taco Bell	Dayton	OH	—	129	732	—	861	(172)	7/31/2013	1995
Taco Bell	North Olmstead	OH	—	390	904	—	1,294	(223)	6/27/2013	1995
Taco Bell	Kingston	TN	—	280	714	—	994	(177)	6/27/2013	1995
Taco Bell	Dallas	TX	—	400	1,225	—	1,625	(303)	6/27/2013	1995
Taco Bell / KFC	Texarkana	AR	—	111	630	—	741	(148)	7/31/2013	1980
Taco Bell / KFC	Minden	LA	—	274	639	—	913	(150)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	343	514	—	857	(121)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	616	753	—	1,369	(177)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	427	522	—	949	(123)	7/31/2013	1997
Taco Bell / KFC	Shreveport	LA	—	352	528	—	880	(124)	7/31/2013	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taco Bell / KFC	Dunkirk	NY	—	800	978	—	1,778	(230)	7/31/2013	2000
Taco Bell / KFC	Geneva	NY	—	569	695	—	1,264	(164)	7/31/2013	1999
Taco Bell / KFC	Canonsburg	PA	—	176	1,586	—	1,762	(373)	7/31/2013	1996
Taco Bell / KFC	Pittsburgh	PA	—	180	269	3	452	(60)	10/1/2013	1995
Taco Bell / KFC	Mount Pleasant	TX	—	106	952	—	1,058	(224)	7/31/2013	1992
Taco Bell / KFC	New Boston	TX	—	125	1,127	—	1,252	(265)	7/31/2013	1995
Taco Bell / KFC	Green Bay	WI	—	470	574	—	1,044	(135)	7/31/2013	1986
Taco Bell / KFC	Milwaukee	WI	—	533	1,055	—	1,588	(266)	6/27/2013	1978
Taco Bell / KFC	Benwood	WV	—	123	287	4	414	(64)	10/1/2013	1995
Taco Bell / Pizza Hut	Dallas	TX	—	420	1,582	—	2,002	(391)	6/27/2013	1995
Taco Bueno	Hutchinson	KS	—	561	841	—	1,402	(198)	7/31/2013	2000
Taco Bueno	Belton	MO	—	476	701	—	1,177	(176)	6/27/2013	2006
Taco Bueno	Springfield	MO	—	753	753	—	1,506	(177)	7/31/2013	2006
Taco Bueno	Arlington	TX	—	597	895	—	1,492	(211)	7/31/2013	2000
Taco Bueno	Frisco	TX	—	601	577	—	1,178	(145)	6/27/2013	2000
Taco Bueno	Lubbock	TX	—	228	561	—	789	(141)	6/27/2013	2000
Taco Bueno	N. Richland Hills	TX	—	423	567	—	990	(143)	6/27/2013	2000
Taco Bueno	Waco	TX	—	595	892	—	1,487	(210)	7/31/2013	1995
Taco Bueno	Waco	TX	—	595	893	—	1,488	(210)	7/31/2013	2000
Taco Cabana	Austin	TX	—	700	2,105	—	2,805	(520)	6/27/2013	1995
Taco Cabana	Pasadena	TX	—	420	1,420	—	1,840	(351)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	600	1,955	—	2,555	(483)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,740	—	2,240	(430)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	280	1,695	—	1,975	(419)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,766	—	2,266	(436)	6/27/2013	1995
Taco Cabana	Schertz	TX	—	520	1,408	—	1,928	(348)	6/27/2013	1995
Take 5 Oil Change	Lawrenceburg	IN	—	516	721	—	1,237	(13)	6/8/2017	2017
Take 5 Oil Change	Alexandria	KY	—	294	677	—	971	(11)	6/8/2017	1996
Take 5 Oil Change	Erlanger	KY	—	337	1,072	—	1,409	(16)	6/8/2017	2003
Take 5 Oil Change	Florence	KY	—	279	896	—	1,175	(14)	6/8/2017	1998
Take 5 Oil Change	Fort Wright	KY	—	179	816	—	995	(13)	6/8/2017	1995
Take 5 Oil Change	Miamisburg	OH	—	246	486	—	732	(8)	6/8/2017	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Take 5 Oil Change	Moraine	OH	—	415	692	—	1,107	(11)	6/8/2017	1995
Talbots	Hingham	MA	23,362	3,009	27,080	—	30,089	(6,043)	5/24/2013	1980
Talbots	Lakeville	MA	22,509	6,302	25,209	—	31,511	(7,112)	5/17/2013	1987
TCF Bank	Crystal	MN	—	640	642	—	1,282	(153)	6/27/2013	1995
TD Bank	Falmouth	ME	19,607	4,057	23,689	(81)	27,665	(5,393)	3/18/2013	2002
Teva Pharmaceuticals	Malvern	PA	—	2,666	40,981	(7,009)	36,638	(2,448)	11/5/2013	1999
Texas Roadhouse	Cedar Rapids	IA	—	430	2,194	—	2,624	(561)	6/27/2013	1995
Texas Roadhouse	Ammon	ID	—	490	1,206	—	1,696	(308)	6/27/2013	1995
Texas Roadhouse	Shively	KY	—	540	2,055	—	2,595	(525)	6/27/2013	1995
Texas Roadhouse	Concord	NC	—	650	2,130	—	2,780	(544)	6/27/2013	1995
Texas Roadhouse	Gastonia	NC	—	570	1,544	—	2,114	(395)	6/27/2013	1995
Texas Roadhouse	Hickory	NC	—	580	1,831	—	2,411	(468)	6/27/2013	1995
Texas Roadhouse	College Station	TX	—	670	2,299	—	2,969	(588)	6/27/2013	1995
Texas Roadhouse	Grand Prairie	TX	—	780	1,867	—	2,647	(477)	6/27/2013	1995
Texas Roadhouse	Kenosha	WI	—	1,061	1,835	(14)	2,882	(478)	6/27/2013	2001
TGI Fridays	Royal Palm Beach	FL	—	1,530	1,530	—	3,060	(406)	7/31/2013	2001
TGI Fridays	Ann Arbor	MI	—	547	1,640	—	2,187	(435)	7/31/2013	1998
TGI Fridays	Kentwood	MI	—	281	2,533	—	2,814	(672)	7/31/2013	1983
TGI Fridays	Novi	MI	—	1,042	1,042	—	2,084	(277)	7/31/2013	1994
TGI Fridays	Blasdell	NY	—	1,215	1,913	—	3,128	(498)	6/27/2013	2000
TGI Fridays	Warwick	RI	—	1,228	2,775	(1,252)	2,751	(295)	6/27/2013	1983
Thorntons Oil	Bloomington	IL	—	1,184	733	—	1,917	(191)	2/7/2014	1992
Thorntons Oil	Franklin Park	IL	—	1,403	1,882	—	3,285	(435)	2/7/2014	1989
Thorntons Oil	Joliet	IL	—	953	2,539	—	3,492	(583)	2/7/2014	2000
Thorntons Oil	Oaklawn	IL	—	1,203	898	278	2,379	(225)	2/7/2014	1994
Thorntons Oil	Ottawa	IL	—	565	2,003	—	2,568	(475)	2/7/2014	2006
Thorntons Oil	Plainfield	IL	—	862	1,338	—	2,200	(326)	2/7/2014	1995
Thorntons Oil	Roselle	IL	—	661	2,194	—	2,855	(488)	2/7/2014	1996
Thorntons Oil	South Elgin	IL	—	1,239	1,688	—	2,927	(427)	2/7/2014	1995
Thorntons Oil	Springfield	IL	—	926	2,514	—	3,440	(651)	2/7/2014	1994
Thorntons Oil	Summit	IL	—	2,233	109	—	2,342	(30)	2/7/2014	2000
Thorntons Oil	Waukegan	IL	—	875	1,421	—	2,296	(330)	2/7/2014	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Thorntons Oil	Westmont	IL	—	760	3,069	—	3,829	(677)	2/7/2014	1997
Thorntons Oil	Clarksville	IN	—	1,319	687	—	2,006	(189)	2/7/2014	2005
Thorntons Oil	Edinburgh	IN	—	685	1,505	—	2,190	(352)	2/7/2014	1996
Thorntons Oil	Evansville	IN	—	467	1,479	—	1,946	(352)	2/7/2014	1987
Thorntons Oil	Evansville	IN	—	602	1,398	—	2,000	(330)	2/7/2014	1990
Thorntons Oil	Jeffersonville	IN	—	1,233	1,533	—	2,766	(387)	2/7/2014	1995
Thorntons Oil	Terre Haute	IN	—	732	1,829	—	2,561	(441)	2/7/2014	1995
Thorntons Oil	Henderson	KY	—	659	3,271	—	3,930	(755)	2/7/2014	1971
Thorntons Oil	Henderson	KY	—	483	1,778	—	2,261	(375)	2/7/2014	2007
Thorntons Oil	Louisville	KY	—	637	1,680	—	2,317	(351)	2/7/2014	1994
Thorntons Oil	Shelbyville	KY	—	299	2,036	—	2,335	(453)	2/7/2014	1991
Thorntons Oil	Galloway	OH	—	547	1,550	—	2,097	(349)	2/7/2014	1998
Tiffany & Co.	Parsippany	NJ	—	2,248	81,081	—	83,329	(20,402)	11/5/2013	1997
Tilted Kilt	Hendersonville	TN	—	310	763	—	1,073	(195)	6/27/2013	1995
Time Warner Cable	Milwaukee	WI	—	3,081	22,512	979	26,572	(5,077)	11/5/2013	2001
Tire Kingdom	Auburndale	FL	1,204	609	1,571	—	2,180	(334)	2/7/2014	2010
Tire Kingdom	Dublin	OH	—	373	1,119	—	1,492	(353)	4/30/2012	2003
Tire Kingdom	Greenville	SC	—	499	1,367	—	1,866	(301)	3/28/2014	1997
Tire Warehouse	Fitchburg	MA	—	203	704	—	907	(180)	6/27/2013	1982
Tire Warehouse	Bangor	ME	—	289	1,400	—	1,689	(357)	6/27/2013	1977
Tires Plus	Duluth	GA	—	777	1,259	—	2,036	(287)	2/21/2014	2001
TitleMax	Gainesville	GA	—	221	270	—	491	(72)	7/31/2013	2007
TJ Maxx	Philadelphia	PA	—	9,889	84,953	—	94,842	(21,376)	11/5/2013	2001
T-Mobile	Nashville	TN	—	1,190	15,847	—	17,037	(3,356)	11/5/2013	2002
Toys R Us	Coral Springs	FL	—	4,264	5,289	—	9,553	(1,031)	2/7/2014	2010
Tractor Supply	Oneonta	AL	—	359	1,438	—	1,797	(323)	4/18/2013	1983
Tractor Supply	Summerdale	AL	1,171	276	2,470	—	2,746	(427)	2/7/2014	2010
Tractor Supply	Tuscaloosa	AL	—	746	1,979	—	2,725	(341)	2/7/2014	2012
Tractor Supply	Little Rock	AR	1,500	930	2,035	—	2,965	(350)	2/7/2014	2009
Tractor Supply	Auburn	CA	—	1,175	2,901	—	4,076	(516)	2/7/2014	2012
Tractor Supply	Dixon	CA	2,962	1,619	4,044	—	5,663	(725)	2/7/2014	2007
Tractor Supply	Jackson	CA	—	1,209	3,640	—	4,849	(618)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tractor Supply	Los Banos	CA	3,468	1,213	3,638	—	4,851	(845)	2/28/2013	2009
Tractor Supply	Buena Vista	CO	—	646	2,974	—	3,620	(49)	6/16/2017	2014
Tractor Supply	Middletown	DE	—	1,487	3,293	—	4,780	(548)	2/7/2014	2007
Tractor Supply	Mims	FL	—	310	2,787	—	3,097	(559)	10/10/2013	2012
Tractor Supply	Bainbridge	GA	—	687	2,445	—	3,132	(404)	2/7/2014	2008
Tractor Supply	Rincon	GA	—	978	2,016	—	2,994	(335)	2/7/2014	2007
Tractor Supply	Alton	IL	1,404	565	3,062	59	3,686	(519)	2/7/2014	2008
Tractor Supply	Mishawaka	IN	—	620	2,683	—	3,303	(457)	2/7/2014	2011
Tractor Supply	Sellersburg	IN	1,433	762	2,146	—	2,908	(378)	2/7/2014	2010
Tractor Supply	St. John	IN	2,247	1,715	3,397	—	5,112	(614)	2/7/2014	2007
Tractor Supply	Lawrence	KS	1,377	361	2,637	—	2,998	(458)	2/7/2014	2010
Tractor Supply	Topeka	KS	—	446	1,785	—	2,231	(387)	5/19/2014	2006
Tractor Supply	Glasgow	KY	—	453	1,812	—	2,265	(387)	5/19/2014	2005
Tractor Supply	Grayson	KY	—	540	2,709	—	3,249	(468)	2/7/2014	2011
Tractor Supply	Paducah	KY	—	393	1,574	—	1,967	(345)	5/19/2014	1995
Tractor Supply	Gray	LA	2,048	550	2,202	—	2,752	(553)	8/7/2012	2011
Tractor Supply	Belchertown	MA	1,823	1,148	3,179	—	4,327	(570)	2/7/2014	2009
Tractor Supply	Millbury	MA	—	806	3,094	—	3,900	(500)	6/26/2014	2013
Tractor Supply	Southwick	MA	2,428	1,601	3,583	—	5,184	(639)	2/7/2014	2008
Tractor Supply	Augusta	ME	1,423	530	2,756	—	3,286	(490)	2/7/2014	2009
Tractor Supply	Jonesville	MI	—	267	2,364	—	2,631	(447)	3/28/2014	2005
Tractor Supply	Negaunee	MI	—	488	1,953	—	2,441	(501)	6/12/2012	2010
Tractor Supply	Jefferson City	MO	1,125	490	1,877	—	2,367	(321)	2/7/2014	2009
Tractor Supply	Nixa	MO	1,346	476	2,040	—	2,516	(359)	2/7/2014	2009
Tractor Supply	Sedalia	MO	1,090	480	1,782	—	2,262	(321)	2/7/2014	2010
Tractor Supply	Troy	MO	1,286	730	2,587	—	3,317	(438)	2/7/2014	2009
Tractor Supply	Union	MO	1,404	589	3,012	13	3,614	(499)	2/7/2014	2008
Tractor Supply	Franklin	NC	1,479	434	2,629	—	3,063	(455)	2/7/2014	2009
Tractor Supply	Murphy	NC	1,402	990	2,090	—	3,080	(378)	2/7/2014	2010
Tractor Supply	York	NE	—	326	2,452	—	2,778	(10)	11/3/2017	2017
Tractor Supply	Plaistow	NH	—	638	2,552	—	3,190	(512)	10/10/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tractor Supply	Plymouth	NH	2,074	424	2,430	16	2,870	(586)	11/29/2012	2011
Tractor Supply	Allentown	NJ	—	697	3,949	—	4,646	(1,069)	1/27/2012	2008
Tractor Supply	Sicklerville	NJ	—	1,931	4,302	—	6,233	(720)	2/7/2014	2009
Tractor Supply	Farmington	NM	—	1,091	2,194	—	3,285	(415)	3/28/2014	2012
Tractor Supply	Roswell	NM	—	947	2,181	—	3,128	(382)	2/7/2014	2009
Tractor Supply	Silver City	NM	—	716	2,380	—	3,096	(450)	3/28/2014	2012
Tractor Supply	Macedon	NY	—	168	1,591	—	1,759	(295)	4/29/2014	1992
Tractor Supply	Hamilton	OH	932	675	1,472	—	2,147	(368)	2/7/2014	1975
Tractor Supply	Wauseon	OH	1,374	931	2,128	—	3,059	(390)	2/7/2014	2007
Tractor Supply	Chickasha	OK	—	599	2,056	538	3,193	(418)	3/28/2014	2014
Tractor Supply	Glenpool	OK	1,180	359	2,447	—	2,806	(415)	2/7/2014	2009
Tractor Supply	Stillwater	OK	1,205	205	2,715	—	2,920	(458)	2/7/2014	2009
Tractor Supply	Gibsonia	PA	1,648	1,044	2,778	—	3,822	(488)	2/7/2014	2009
Tractor Supply	Columbia	SC	—	952	2,222	—	3,174	(370)	2/7/2014	2011
Tractor Supply	Irmo	SC	—	725	2,171	62	2,958	(382)	2/7/2014	2009
Tractor Supply	Ballinger	TX	1,248	476	2,477	—	2,953	(407)	2/7/2014	2010
Tractor Supply	Del Rio	TX	—	927	2,044	—	2,971	(346)	2/7/2014	2009
Tractor Supply	Edinburg	TX	—	768	3,163	—	3,931	(516)	2/7/2014	2009
Tractor Supply	Kenedy	TX	1,180	309	2,372	—	2,681	(388)	2/7/2014	2010
Tractor Supply	Pearsall	TX	1,161	318	2,551	—	2,869	(422)	2/7/2014	2009
Tractor Supply	Rio Grande	TX	—	469	1,095	—	1,564	(281)	6/19/2012	1993
Tractor Supply	Woodstock	VA	—	524	2,098	—	2,622	(436)	5/19/2014	2004
Tractor Supply	Romney	WV	—	418	3,097	—	3,515	(11)	11/29/2017	2017
Trader Joe's	Sarasota	FL	—	1,646	5,416	—	7,062	(1,108)	2/7/2014	2012
Trader Joe's	Lexington	KY	—	2,287	3,795	—	6,082	(811)	2/7/2014	2012
Tumbleweed	Terre Haute	IN	—	434	1,303	—	1,737	(346)	7/31/2013	1997
Tumbleweed	Louisville	KY	—	468	1,404	—	1,872	(372)	7/31/2013	2001
Tumbleweed	Mayesville	KY	—	353	823	—	1,176	(218)	7/31/2013	2000
Tumbleweed	Owensboro	KY	—	355	1,420	—	1,775	(377)	7/31/2013	1997
Tumbleweed	Bellefontaine	OH	—	234	938	—	1,172	(249)	7/31/2013	1999
Tumbleweed	Springfield	OH	—	549	1,280	—	1,829	(340)	7/31/2013	1998
Tumbleweed	Wooster	OH	—	342	799	—	1,141	(212)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tumbleweed	Zanesville	OH	—	639	1,491	—	2,130	(395)	7/31/2013	1998
Tutor Time	Downingtown	PA	—	205	2,788	—	2,993	(562)	2/7/2014	1998
Tutor Time	Austin	TX	—	417	1,861	—	2,278	(396)	2/7/2014	2000
Ulta Salon	Jonesboro	AR	—	742	2,289	—	3,031	(422)	2/7/2014	2013
Ulta Salon	Fort Gratiot	MI	—	164	2,083	—	2,247	(396)	2/7/2014	2012
Ulta Salon	Jackson	TN	1,454	547	2,123	—	2,670	(400)	2/7/2014	2010
United Buffet and Grille	Hagerstown	MD	—	244	1,306	(1,505)	45	(12)	1/8/2014	2001
United Technologies	Bradenton	FL	10,050	2,692	17,973	—	20,665	(2,969)	2/7/2014	2004
University Plaza	Flagstaff	AZ	—	4,727	18,087	491	23,305	(4,505)	2/7/2014	1982
The UPS Store	Elizabethtown	KY	—	1,460	10,336	778	12,574	(2,686)	9/24/2013	2001
US Bank	Alsip	IL	—	226	1,280	—	1,506	(445)	8/1/2010	1981
US Bank	Chicago	IL	—	267	1,511	—	1,778	(526)	8/1/2010	1923
US Bank	Chicago	IL	—	191	1,082	—	1,273	(376)	8/1/2010	1979
US Bank	Chicago Heights	IL	—	182	1,637	—	1,819	(435)	1/24/2013	1996
US Bank	Elmwood Park	IL	—	431	2,441	—	2,872	(815)	8/1/2010	1984
US Bank	Evergreen Park	IL	—	167	944	—	1,111	(329)	8/1/2010	1984
US Bank	Lyons	IL	—	214	1,212	—	1,426	(422)	8/1/2010	1959
US Bank	Orland Hills	IL	2,646	1,253	2,327	—	3,580	(626)	12/14/2012	1995
US Bank	Westchester	IL	—	366	853	—	1,219	(223)	2/22/2013	1986
US Bank	Wilmington	IL	—	330	1,872	—	2,202	(615)	8/1/2010	1966
US Bank	Fayetteville	NC	—	608	1,741	—	2,349	(322)	2/7/2014	2012
US Bank	Garfield Height	OH	—	165	1,016	—	1,181	(243)	1/8/2014	1958
VA Clinic	Oceanside	CA	27,749	9,489	33,812	105	43,406	(6,015)	2/7/2014	2010
Vacant	Andalusia	AL	—	94	251	—	345	(65)	6/27/2013	2004
Vacant	Jasper	AL	—	577	2,545	(2,786)	336	(34)	2/7/2014	2000
Vacant	Mobile	AL	—	127	276	(162)	241	(18)	6/27/2013	1974
Vacant	Tuscaloosa	AL	—	244	1,306	(1,549)	1	—	1/8/2014	2001
Vacant	Arkadelphia	AR	—	225	633	(595)	263	—	6/27/2013	1990
Vacant	Pine Bluff	AR	—	105	433	(409)	129	(16)	6/27/2013	1978
Vacant	Searcy	AR	—	231	1,286	(1,318)	199	(30)	1/8/2014	1998
Vacant	Fountain Hills	AZ	—	241	597	(228)	610	(13)	6/27/2013	1994
Vacant	Peoria	AZ	—	837	1,953	(1,552)	1,238	(28)	2/27/2013	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Fresno	CA	—	190	1,810	(1,249)	751	(167)	6/27/2013	1995
Vacant	Gilroy	CA	—	249	986	(1,235)	—	—	1/8/2014	2002
Vacant	San Luis Obispo	CA	—	195	1,013	(844)	364	(61)	1/8/2014	2000
Vacant	Santee	CA	—	265	1,261	(1,390)	136	(27)	1/8/2014	1995
Vacant	Vacaville	CA	—	195	1,044	(1,238)	1	—	1/8/2014	2000
Vacant	Highlands Ranch	CO	3,475	2,850	4,795	—	7,645	(947)	2/7/2014	2007
Vacant	Lone Tree	CO	—	196	1,014	(1,070)	140	(23)	1/8/2014	1995
Vacant	New London	CT	—	94	534	(448)	180	(2)	8/1/2010	1995
Vacant	Smyrna	DE	—	183	1,036	(994)	225	(5)	8/1/2010	1995
Vacant	Cocoa	FL	—	249	567	—	816	(143)	6/27/2013	1979
Vacant	Davie	FL	—	193	1,009	(1,201)	1	—	1/8/2014	1989
Vacant	Lake Wales	FL	—	671	671	—	1,342	(172)	3/22/2013	1988
Vacant	Melbourne	FL	—	464	1,392	—	1,856	(351)	4/12/2013	1987
Vacant	Pinellas Park	FL	16,200	4,538	23,842	(17,726)	10,654	(810)	11/5/2013	2001
Vacant	Tallahassee	FL	—	828	1,933	—	2,761	(488)	4/12/2013	1991
Vacant	Titusville	FL	—	528	239	—	767	(60)	6/27/2013	1978
Vacant	Bowdon	GA	—	416	1,247	(1,457)	206	(2)	3/22/2013	1900
Vacant	Columbus	GA	—	1,307	2,529	(2,876)	960	(66)	2/7/2014	2002
Vacant	Dawson	GA	—	131	274	(182)	223	(16)	6/27/2013	1987
Vacant	Stockbridge	GA	—	422	2,391	(2,428)	385	(15)	7/31/2013	1987
Vacant	Mason City	IA	—	290	1,255	(192)	1,353	(175)	6/27/2013	1995
Vacant	Joliet	IL	—	1,834	1,585	—	3,419	(415)	2/7/2014	2011
Vacant	Lombard	IL	—	84	100	—	184	(26)	6/27/2013	1973
Vacant	Merrillville	IN	—	511	4,768	—	5,279	(1,042)	2/7/2014	2011
Vacant	London	KY	—	370	1,493	(666)	1,197	(47)	6/27/2013	1995
Vacant	Nicholasville	KY	—	435	2,040	(939)	1,536	(146)	6/11/2014	2001
Vacant	Bossier City	LA	—	1,168	2,594	(2,882)	880	(75)	2/7/2014	2004
Vacant	Detroit	MI	—	204	1,159	(1,248)	115	(2)	8/1/2010	1956
Vacant	Grosse Pointe Woods	MI	—	140	1,046	(785)	401	(54)	6/27/2013	1995
Vacant	Harper Woods	MI	—	207	1,171	(953)	425	(5)	8/1/2010	1982
Vacant	Highland Park	MI	—	150	848	(637)	361	(4)	8/1/2010	1967
Vacant	Ypsilanti	MI	—	85	483	(208)	360	—	11/23/2011	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Blue Springs	MO	—	810	1,346	(1,515)	641	(62)	6/27/2013	1995
Vacant	Chesterfield	MO	—	1,537	4,123	—	5,660	(904)	2/7/2014	2012
Vacant	Joplin	MO	—	314	1,610	—	1,924	(359)	2/11/2014	1984
Vacant	Joplin	MO	—	127	300	—	427	(89)	2/11/2014	1973
Vacant	Pearl	MS	—	1,058	1,857	(1,893)	1,022	(83)	2/7/2014	2000
Vacant	Albemarle	NC	—	483	457	(493)	447	(33)	6/27/2013	1995
Vacant	Burlington	NC	—	446	545	(403)	588	(19)	4/12/2013	1995
Vacant	Monroe	NC	—	204	1,837	(1,319)	722	(61)	4/12/2013	1920
Vacant	Oakboro	NC	—	360	540	(605)	295	(2)	7/23/2013	1970
Vacant	Yadkinville	NC	—	200	371	(368)	203	(10)	4/12/2013	1975
Vacant	Zebulon	NC	—	515	630	(680)	465	(3)	3/22/2013	1972
Vacant	Flanders	NJ	915	1,468	883	—	2,351	(175)	2/7/2014	2003
Vacant	Mt. Laurel	NJ	1,447	1,332	1,792	—	3,124	(286)	2/7/2014	2004
Vacant	Hobbs	NM	—	815	—	(543)	272	—	6/27/2013	1995
Vacant	East Greenbush	NY	—	404	269	(241)	432	(5)	6/27/2013	1980
Vacant	Elmira	NY	—	199	370	(441)	128	(4)	7/31/2013	1975
Vacant	Greene	NY	—	216	1,227	(1,068)	375	(7)	8/1/2010	1981
Vacant	Schenectady	NY	—	292	1,655	(847)	1,100	(19)	8/1/2010	1974
Vacant	Cincinnati	OH	—	353	824	(572)	605	(5)	7/31/2013	1969
Vacant	Englewood	OH	—	547	—	(384)	163	—	6/27/2013	1974
Vacant	Massillon	OH	—	212	1,202	(1,008)	406	(5)	8/1/2010	1958
Vacant	Mentor	OH	—	178	1,011	—	1,189	(352)	8/1/2010	1976
Vacant	Moraine	OH	—	87	148	—	235	(28)	6/27/2013	1995
Vacant	Youngstown	OH	—	139	232	(37)	334	(32)	6/27/2013	1976
Vacant	Tulsa	OK	—	530	1,174	225	1,929	(300)	6/27/2013	1995
Vacant	The Dalles	OR	—	201	802	(486)	517	(172)	7/31/2013	1994
Vacant	Grants Pass	OR	—	393	2,979	—	3,372	(674)	1/8/2014	1963
Vacant	Beaver Falls	PA	—	243	1,304	(1,489)	58	(9)	1/8/2014	2004
Vacant	Indiana	PA	—	676	1,255	(920)	1,011	(105)	7/31/2013	2000
Vacant	North Fayette	PA	—	1,990	2,700	—	4,690	(521)	2/7/2014	1999
Vacant	Lexington	SC	—	244	1,307	(1,356)	195	(37)	1/8/2014	1998
Vacant	North Charleston	SC	—	2,193	4,636	—	6,829	(1,025)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Travelers Rest	SC	—	746	746	(990)	502	(11)	4/12/2013	1995
Vacant	La Vergne	TN	—	171	209	—	380	(54)	3/22/2013	1985
Vacant	Memphis	TN	—	100	283	167	550	—	6/27/2013	1995
Vacant	Sevierville	TN	—	1,443	430	(751)	1,122	(66)	2/7/2014	2003
Vacant	Abilene	TX	—	803	—	—	803	—	6/27/2013	1995
Vacant	Amarillo	TX	—	993	2,317	(1,848)	1,462	(84)	7/31/2013	2001
Vacant	Austin	TX	—	837	1,797	—	2,634	(468)	6/27/2013	1998
Vacant	Bay City	TX	—	229	124	(220)	133	(5)	7/31/2013	1985
Vacant	Dallas	TX	—	810	1,656	—	2,466	(423)	6/27/2013	1995
Vacant	Grand Prairie	TX	—	997	2,327	—	3,324	(617)	7/31/2013	2001
Vacant	Houston	TX	—	900	1,749	—	2,649	(447)	6/27/2013	1995
Vacant	Houston	TX	—	980	2,284	(1,575)	1,689	(76)	6/27/2013	1995
Vacant	Irving	TX	—	522	512	(235)	799	(52)	6/27/2013	1995
Vacant	Lubbock	TX	—	694	—	(301)	393	—	6/27/2013	1979
Vacant	Plano	TX	—	540	1,060	—	1,600	(271)	6/27/2013	1995
Vacant	San Angelo	TX	—	769	2,306	—	3,075	(612)	7/31/2013	2005
Vacant	Texas City	TX	—	614	3,351	(2,351)	1,614	(149)	2/7/2014	2002
Vacant	Midlothian	VA	—	230	1,300	(861)	669	(27)	6/27/2013	1995
Vacant	Norfolk	VA	—	656	437	—	1,093	(110)	4/12/2013	1990
Vacant	Poultney	VT	—	149	847	(777)	219	(1)	8/1/2010	1860
Vacant	White River Junction	VT	—	183	1,039	(836)	386	(2)	8/1/2010	1975
Vacant	Schofield	WI	—	106	196	—	302	(46)	7/31/2013	1987
Vanguard Car Rental	College Park	GA	—	1,561	6,244	—	7,805	(1,649)	5/19/2014	2002
Velox Insurance	Woodstock	GA	—	155	127	—	282	(34)	7/31/2013	1988
Verizon Wireless	Statesville	NC	—	207	459	27	693	(118)	6/27/2013	1993
The Vitamin Shoppe	Evergreen Park	IL	—	476	1,427	—	1,903	(377)	4/19/2013	2012
The Vitamin Shoppe	Ashland	VA	—	2,399	19,663	—	22,062	(4,948)	11/5/2013	2013
Volusia Square	Daytona Beach	FL	16,557	4,598	28,511	269	33,378	(5,881)	2/7/2014	1986
Waffle House	Cocoa	FL	—	150	279	—	429	(66)	7/31/2013	1986
Walgreens	Birmingham	AL	1,509	996	3,005	—	4,001	(700)	2/7/2014	1999
Walgreens	Wetumpka	AL	—	547	3,102	—	3,649	(1,012)	2/22/2012	2007
Walgreens	Kingman	AZ	2,902	669	5,726	—	6,395	(1,230)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Phoenix	AZ	—	1,037	1,927	—	2,964	(554)	3/26/2013	1999
Walgreens	Tucson	AZ	—	1,234	5,143	—	6,377	(1,102)	2/7/2014	2003
Walgreens	Tucson	AZ	2,910	1,406	3,571	—	4,977	(782)	2/7/2014	2004
Walgreens	Coalinga	CA	2,800	396	3,568	—	3,964	(1,200)	10/11/2011	2008
Walgreens	Lancaster	CA	2,719	859	4,246	—	5,105	(996)	2/7/2014	2009
Walgreens	Castle Rock	CO	3,953	1,581	3,689	—	5,270	(987)	7/11/2013	2002
Walgreens	Denver	CO	3,350	—	4,050	—	4,050	(1,083)	7/2/2013	2008
Walgreens	Pueblo	CO	—	519	2,971	—	3,490	(645)	2/7/2014	2003
Walgreens	Orlando	FL	—	1,007	1,869	—	2,876	(481)	9/30/2013	1996
Walgreens	Acworth	GA	—	1,583	2,940	—	4,523	(875)	1/25/2013	2012
Walgreens	Decatur	GA	—	1,746	3,337	—	5,083	(724)	2/7/2014	2001
Walgreens	Grayson	GA	2,720	947	3,747	—	4,694	(800)	2/7/2014	2004
Walgreens	Union City	GA	—	909	3,841	—	4,750	(818)	2/7/2014	2005
Walgreens	Dubuque	IA	—	638	3,905	—	4,543	(830)	2/7/2014	2008
Walgreens	Twin Falls	ID	2,355	1,156	3,896	—	5,052	(871)	2/7/2014	2009
Walgreens	Cahokia	IL	—	394	1,577	167	2,138	(417)	5/19/2014	1994
Walgreens	Chicago	IL	—	1,212	2,829	—	4,041	(842)	1/30/2013	1999
Walgreens	Chicago	IL	—	1,617	3,003	—	4,620	(893)	1/30/2013	1995
Walgreens	Chicago	IL	—	952	3,235	—	4,187	(687)	2/7/2014	2003
Walgreens	Chicago	IL	—	911	4,830	—	5,741	(1,000)	2/7/2014	2000
Walgreens	Machesney Park	IL	—	822	3,727	—	4,549	(809)	2/7/2014	2008
Walgreens	Matteson	IL	2,450	416	4,070	—	4,486	(829)	2/7/2014	2008
Walgreens	South Elgin	IL	2,189	1,710	3,208	—	4,918	(709)	2/7/2014	2002
Walgreens	St. Charles	IL	1,964	1,472	3,262	—	4,734	(691)	2/7/2014	2002
Walgreens	Anderson	IN	—	807	3,227	—	4,034	(1,012)	7/31/2012	2001
Walgreens	Lafayette	IN	2,350	626	4,183	—	4,809	(801)	2/7/2014	2008
Walgreens	South Bend	IN	3,022	1,240	5,014	—	6,254	(1,112)	2/7/2014	2006
Walgreens	Frankfort	KY	—	911	3,643	—	4,554	(1,189)	2/8/2012	2006
Walgreens	Shereveport	LA	—	619	3,509	—	4,128	(1,145)	2/22/2012	2003
Walgreens	Framingham	MA	2,951	2,103	4,770	—	6,873	(1,005)	2/7/2014	2007
Walgreens	Baltimore	MD	—	1,185	2,764	—	3,949	(726)	8/6/2013	2000
Walgreens	Brooklyn Park	MD	—	1,416	4,160	—	5,576	(874)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Augusta	ME	3,058	1,648	5,146	—	6,794	(1,157)	2/7/2014	2007
Walgreens	Clarkston	MI	—	2,768	3,197	—	5,965	(699)	2/7/2014	2000
Walgreens	Clinton	MI	—	1,463	3,413	—	4,876	(1,037)	11/13/2012	2002
Walgreens	Dearborn Heights	MI	—	190	3,605	—	3,795	(1,018)	4/1/2013	1998
Walgreens	Eastpointe	MI	—	668	2,672	—	3,340	(878)	1/19/2012	1998
Walgreens	Lincoln Park	MI	5,494	1,041	5,896	—	6,937	(1,850)	7/31/2012	2007
Walgreens	Livonia	MI	—	261	2,350	—	2,611	(664)	4/1/2013	1998
Walgreens	Stevensville	MI	3,099	855	3,420	—	4,275	(1,141)	11/28/2011	2007
Walgreens	Troy	MI	—	—	1,896	—	1,896	(571)	12/12/2012	2000
Walgreens	Warren	MI	—	748	2,990	—	3,738	(908)	11/21/2012	1999
Walgreens	North Mankato	MN	2,451	1,748	3,604	—	5,352	(795)	2/7/2014	2008
Walgreens	Country Club Hills	MO	—	997	4,204	—	5,201	(841)	2/7/2014	2009
Walgreens	Columbia	MS	—	452	4,072	—	4,524	(1,227)	12/21/2012	2011
Walgreens	Greenwood	MS	—	561	3,181	—	3,742	(1,038)	2/22/2012	2007
Walgreens	Cape Carteret	NC	2,400	919	3,087	—	4,006	(667)	2/7/2014	2008
Walgreens	Durham	NC	2,871	1,441	3,581	—	5,022	(863)	2/7/2014	2010
Walgreens	Durham	NC	2,760	2,201	2,923	—	5,124	(765)	2/7/2014	2008
Walgreens	Laurinburg	NC	—	355	3,577	—	3,932	(819)	2/26/2014	2013
Walgreens	Leland	NC	2,472	1,226	3,681	—	4,907	(818)	2/7/2014	2008
Walgreens	Rocky Mount	NC	2,899	1,105	4,046	—	5,151	(994)	2/7/2014	2009
Walgreens	Winterville	NC	2,931	578	5,322	—	5,900	(1,214)	2/7/2014	2009
Walgreens	North Platte	NE	—	935	4,291	—	5,226	(958)	2/7/2014	2009
Walgreens	Omaha	NE	2,496	1,316	4,122	—	5,438	(910)	2/7/2014	2009
Walgreens	Papillion	NE	—	1,239	3,212	—	4,451	(696)	2/7/2014	2009
Walgreens	Maplewood	NJ	4,700	1,071	6,071	—	7,142	(2,026)	11/18/2011	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Albuquerque	NM	—	1,173	2,287	—	3,460	(506)	2/7/2014	1996
Walgreens	Las Vegas	NV	6,566	1,528	6,114	—	7,642	(1,949)	5/30/2012	2009
Walgreens	Las Vegas	NV	—	700	2,801	—	3,501	(791)	4/30/2013	2001
Walgreens	Lockport	NY	—	2,358	2,301	—	4,659	(514)	4/21/2014	1998
Walgreens	Staten Island	NY	3,081	—	3,984	—	3,984	(1,340)	10/5/2011	2007
Walgreens	Watertown	NY	—	2,937	2,664	—	5,601	(593)	2/7/2014	2006
Walgreens	Akron	OH	1,684	664	1,548	71	2,283	(430)	5/31/2013	1994
Walgreens	Bryan	OH	—	219	4,154	—	4,373	(1,355)	2/22/2012	2007
Walgreens	Cleveland	OH	—	472	1,890	68	2,430	(417)	5/19/2014	1994
Walgreens	Cleveland	OH	2,608	743	4,757	—	5,500	(1,057)	2/7/2014	2008
Walgreens	Eaton	OH	3,067	398	3,586	—	3,984	(1,134)	6/27/2012	2008
Walgreens	Medina	OH	—	820	4,585	—	5,405	(961)	2/7/2014	2001
Walgreens	New Albany	OH	—	919	3,424	—	4,343	(716)	2/7/2014	2006
Walgreens	Edmond	OK	2,240	697	4,287	—	4,984	(929)	2/7/2014	2000
Walgreens	Stillwater	OK	—	368	4,368	87	4,823	(941)	2/7/2014	2000
Walgreens	Tahlequah	OK	—	647	3,664	—	4,311	(1,090)	1/2/2013	2008
Walgreens	Tulsa	OK	—	1,147	2,904	—	4,051	(629)	2/7/2014	2001
Walgreens	Aibonito Pueblo	PR	5,695	1,855	5,566	—	7,421	(1,600)	3/5/2013	2012
Walgreens	Las Piedras	PR	5,293	1,726	5,179	—	6,905	(1,463)	4/3/2013	1995
Walgreens	Anderson	SC	—	835	3,342	—	4,177	(1,090)	2/8/2012	2006
Walgreens	Easley	SC	3,686	1,206	3,617	—	4,823	(1,144)	6/27/2012	2007
Walgreens	Fort Mill	SC	2,180	1,300	2,760	(232)	3,828	(671)	2/7/2014	2010
Walgreens	Greenville	SC	3,991	1,313	3,940	—	5,253	(1,246)	6/27/2012	2006
Walgreens	Lancaster	SC	2,882	1,941	3,526	—	5,467	(867)	2/7/2014	2009
Walgreens	Myrtle Beach	SC	—	—	2,077	—	2,077	(688)	12/29/2011	2001
Walgreens	N. Charleston	SC	3,379	1,320	3,081	—	4,401	(974)	6/27/2012	2007
Walgreens	Spearfish	SD	—	1,116	4,158	—	5,274	(909)	2/7/2014	2008
Walgreens	Bartlett	TN	—	2,358	2,194	—	4,552	(472)	2/7/2014	2001
Walgreens	Cordova	TN	—	1,005	2,345	—	3,350	(712)	11/9/2012	2002
Walgreens	Memphis	TN	—	896	2,687	—	3,583	(823)	10/2/2012	2003
Walgreens	Anthony	TX	—	644	4,369	—	5,013	(893)	2/7/2014	2008
Walgreens	Baytown	TX	2,399	953	4,298	—	5,251	(915)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Denton	TX	—	1,184	3,726	—	4,910	(793)	2/7/2014	2009
Walgreens	Houston	TX	—	491	1,965	—	2,456	(495)	5/19/2014	1993
Walgreens	Fredericksburg	VA	—	2,320	3,789	—	6,109	(938)	2/7/2014	2008
Walgreens	Portsmouth	VA	1,215	730	3,311	—	4,041	(820)	11/5/2013	1998
Walgreens	Appleton	WI	1,819	975	3,047	—	4,022	(666)	2/7/2014	2008
Walgreens	Appleton	WI	2,651	1,198	4,344	—	5,542	(955)	2/7/2014	2008
Walgreens	Beloit	WI	2,184	721	3,653	—	4,374	(808)	2/7/2014	2008
Walgreens	Janesville	WI	—	1,039	5,315	—	6,354	(1,155)	2/7/2014	2008
Walgreens	Janesville	WI	2,164	593	4,009	—	4,602	(867)	2/7/2014	2010
Walgreens	Bridgeport	WV	—	1,315	3,176	—	4,491	(732)	2/18/2014	2011
Wal-Mart	Pueblo	CO	8,249	2,586	12,512	—	15,098	(2,775)	2/7/2014	1998
Wal-Mart	Douglasville	GA	—	3,559	17,588	—	21,147	(3,623)	2/7/2014	1999
Wal-Mart	Valdosta	GA	—	3,909	9,447	—	13,356	(2,007)	2/7/2014	1998
Wal-Mart	Cary	NC	—	2,314	5,549	—	7,863	(1,162)	2/7/2014	2005
Wal-Mart	Albuquerque	NM	—	10,991	—	—	10,991	—	2/7/2014	2008
Wal-Mart	Las Vegas	NV	—	17,038	—	—	17,038	—	2/7/2014	2001
Wal-Mart	Lancaster	SC	—	2,714	11,677	—	14,391	(2,481)	2/7/2014	1999
Wal-Mart	Oneida	TN	—	1,803	8,580	—	10,383	(1,778)	2/7/2014	1999
Waste Connections	Weatherford	TX	—	102	3,386	(2,911)	577	(104)	6/12/2014	2011
WaWa	Gap	PA	—	561	5,054	—	5,615	(1,044)	2/7/2014	2004
WaWa	Portsmouth	VA	1,241	1,573	—	—	1,573	—	2/7/2014	2008
Weir Oil and Gas	Williston	ND	—	273	6,232	—	6,505	(968)	6/25/2014	2012
Wells Fargo	Bristol	PA	—	114	81	—	195	(24)	1/8/2014	1818
Wells Fargo	Lebanon	PA	—	80	435	89	604	(100)	1/8/2014	1995
Welspun Global Trade	Houston	TX	19,524	2,356	36,347	18	38,721	(7,309)	11/5/2013	2009
Wendy's	Anniston	AL	—	454	591	—	1,045	(149)	6/27/2013	1976
Wendy's	Auburn	AL	—	718	1,333	—	2,051	(314)	7/31/2013	2000
Wendy's	Birmingham	AL	—	562	990	—	1,552	(249)	6/27/2013	2005
Wendy's	Homewood	AL	—	995	—	—	995	—	6/27/2013	1995
Wendy's	Phenix City	AL	—	529	1,178	—	1,707	(297)	6/27/2013	1999
Wendy's	Batesville	AR	—	155	878	—	1,033	(206)	7/31/2013	1995
Wendy's	Benton	AR	—	478	1,018	—	1,496	(256)	6/27/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Bentonville	AR	—	648	708	—	1,356	(178)	6/27/2013	1993
Wendy's	Bryant	AR	—	529	575	—	1,104	(145)	6/27/2013	1995
Wendy's	Cabot	AR	—	524	707	—	1,231	(178)	6/27/2013	1991
Wendy's	Conway	AR	—	478	594	—	1,072	(150)	6/27/2013	1985
Wendy's	Conway	AR	—	482	833	—	1,315	(210)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	408	830	—	1,238	(209)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	463	463	—	926	(109)	7/31/2013	1989
Wendy's	Fort Smith	AR	—	195	1,186	(11)	1,370	(299)	6/27/2013	1995
Wendy's	Fort Smith	AR	—	63	1,016	—	1,079	(256)	6/27/2013	1995
Wendy's	Little Rock	AR	—	278	878	—	1,156	(221)	6/27/2013	1976
Wendy's	Little Rock	AR	—	990	623	—	1,613	(386)	6/27/2013	1982
Wendy's	Little Rock	AR	—	605	463	—	1,068	(117)	6/27/2013	1987
Wendy's	Little Rock	AR	—	501	500	—	1,001	(118)	7/31/2013	1983
Wendy's	Little Rock	AR	—	773	773	—	1,546	(182)	7/31/2013	1994
Wendy's	Little Rock	AR	—	532	650	—	1,182	(153)	7/31/2013	1978
Wendy's	Pine Bluff	AR	—	221	1,022	—	1,243	(257)	6/27/2013	1989
Wendy's	Rogers	AR	—	579	912	—	1,491	(230)	6/27/2013	1995
Wendy's	Russellville	AR	—	356	638	—	994	(160)	6/27/2013	1985
Wendy's	Springdale	AR	—	323	896	—	1,219	(225)	6/27/2013	1994
Wendy's	Springdale	AR	—	410	821	—	1,231	(207)	6/27/2013	1995
Wendy's	Stuttgart	AR	—	67	1,038	—	1,105	(261)	6/27/2013	2001
Wendy's	Van Buren	AR	—	197	748	—	945	(188)	6/27/2013	1994
Wendy's	Payson	AZ	—	679	829	(769)	739	(5)	7/31/2013	1986
Wendy's	Camarillo	CA	—	320	2,253	—	2,573	(557)	6/27/2013	1995
Wendy's	Groton	CT	—	1,099	900	—	1,999	(212)	7/31/2013	1978
Wendy's	Norwich	CT	—	703	937	—	1,640	(236)	6/27/2013	1980
Wendy's	Orange	CT	—	1,343	1,641	—	2,984	(386)	7/31/2013	1995
Wendy's	Indialantic	FL	—	592	614	—	1,206	(155)	6/27/2013	1985
Wendy's	Lake Wales	FL	—	975	1,462	—	2,437	(344)	7/31/2013	1999
Wendy's	Lynn Haven	FL	—	446	852	—	1,298	(214)	6/27/2013	1995
Wendy's	Melbourne	FL	—	550	680	—	1,230	(171)	6/27/2013	1993
Wendy's	Merritt Island	FL	—	720	589	—	1,309	(139)	7/31/2013	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	New Smyrna Beach	FL	—	476	394	—	870	(99)	6/27/2013	1982
Wendy's	Ormond Beach	FL	—	626	561	—	1,187	(141)	6/27/2013	1994
Wendy's	Ormond Beach	FL	—	503	503	—	1,006	(118)	7/31/2013	1984
Wendy's	Panama City	FL	—	461	529	—	990	(133)	6/27/2013	1984
Wendy's	Panama City	FL	—	445	837	—	1,282	(211)	6/27/2013	1987
Wendy's	Port Orange	FL	—	695	569	—	1,264	(134)	7/31/2013	1996
Wendy's	South Daytona	FL	—	531	432	—	963	(109)	6/27/2013	1980
Wendy's	Tallahassee	FL	—	952	514	—	1,466	(129)	6/27/2013	1986
Wendy's	Tallahassee	FL	—	855	505	—	1,360	(127)	6/27/2013	1986
Wendy's	Titusville	FL	—	415	761	—	1,176	(192)	6/27/2013	1984
Wendy's	Titusville	FL	—	414	770	—	1,184	(181)	7/31/2013	1996
Wendy's	Albany	GA	—	414	1,656	—	2,070	(389)	7/31/2013	1995
Wendy's	Albany	GA	—	383	748	—	1,131	(157)	3/26/2014	1999
Wendy's	Austell	GA	—	383	506	—	889	(127)	6/27/2013	1994
Wendy's	Brunswick	GA	—	306	435	—	741	(110)	6/27/2013	1985
Wendy's	Columbus	GA	—	701	1,787	—	2,488	(450)	6/27/2013	1999
Wendy's	Columbus	GA	—	743	1,184	—	1,927	(298)	6/27/2013	1988
Wendy's	Columbus	GA	—	478	2,209	—	2,687	(556)	6/27/2013	2003
Wendy's	Columbus	GA	—	223	1,380	—	1,603	(290)	3/26/2014	1982
Wendy's	Douglasville	GA	—	605	776	—	1,381	(195)	6/27/2013	1993
Wendy's	Eastman	GA	—	258	473	—	731	(119)	6/27/2013	1996
Wendy's	Fairburn	GA	—	1,076	1,316	—	2,392	(309)	7/31/2013	2002
Wendy's	Hogansville	GA	—	240	1,359	—	1,599	(320)	7/31/2013	1985
Wendy's	Lithia Springs	GA	—	668	774	—	1,442	(195)	6/27/2013	1988
Wendy's	Morrow	GA	—	755	922	—	1,677	(217)	7/31/2013	1990
Wendy's	Savannah	GA	—	720	720	—	1,440	(169)	7/31/2013	2001
Wendy's	Sharpsburg	GA	—	649	1,299	—	1,948	(327)	6/27/2013	2002
Wendy's	Stockbridge	GA	—	480	558	—	1,038	(141)	6/27/2013	1987
Wendy's	Bourbonnais	IL	—	346	1,039	—	1,385	(244)	7/31/2013	1993
Wendy's	Joliet	IL	—	642	963	—	1,605	(227)	7/31/2013	1977
Wendy's	Kankakee	IL	—	250	1,419	—	1,669	(334)	7/31/2013	2005
Wendy's	Mokena	IL	—	665	997	—	1,662	(235)	7/31/2013	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Normal	IL	—	443	991	—	1,434	(208)	3/26/2014	1985
Wendy's	Anderson	IN	—	872	736	—	1,608	(185)	6/27/2013	1978
Wendy's	Anderson	IN	—	859	707	—	1,566	(178)	6/27/2013	1978
Wendy's	Anderson	IN	—	505	757	—	1,262	(178)	7/31/2013	1995
Wendy's	Anderson	IN	—	584	713	—	1,297	(168)	7/31/2013	1976
Wendy's	Avon	IN	—	538	407	—	945	(127)	2/7/2014	1990
Wendy's	Avon	IN	—	638	330	—	968	(139)	2/7/2014	1999
Wendy's	Carmel	IN	—	736	211	—	947	(72)	2/7/2014	1980
Wendy's	Carmel	IN	—	915	178	—	1,093	(89)	2/7/2014	2001
Wendy's	Connersville	IN	—	324	1,298	—	1,622	(305)	7/31/2013	1989
Wendy's	Fishers	IN	—	855	147	—	1,002	(75)	2/7/2014	1999
Wendy's	Fishers	IN	—	761	229	—	990	(94)	2/7/2014	2012
Wendy's	Greenfield	IN	—	429	214	—	643	(74)	2/7/2014	1980
Wendy's	Indianapolis	IN	—	751	212	—	963	(90)	2/7/2014	1993
Wendy's	Lebanon	IN	—	1,265	108	—	1,373	(67)	2/7/2014	1979
Wendy's	Noblesville	IN	—	590	42	—	632	(19)	2/7/2014	1988
Wendy's	Pendleton	IN	—	448	894	—	1,342	(225)	6/27/2013	2005
Wendy's	Richmond	IN	—	735	1,716	—	2,451	(404)	7/31/2013	1989
Wendy's	Richmond	IN	—	661	992	—	1,653	(233)	7/31/2013	1989
Wendy's	Benton	KY	—	252	926	—	1,178	(194)	3/26/2014	2001
Wendy's	Louisville	KY	—	834	1,379	—	2,213	(347)	6/27/2013	2001
Wendy's	Louisville	KY	—	532	1,221	—	1,753	(307)	6/27/2013	1998
Wendy's	Louisville	KY	—	857	1,420	—	2,277	(358)	6/27/2013	2000
Wendy's	Mayfield	KY	—	242	779	—	1,021	(164)	3/26/2014	1986
Wendy's	Baton Rouge	LA	—	316	782	(522)	576	—	6/27/2013	1998
Wendy's	Minden	LA	—	182	936	—	1,118	(236)	6/27/2013	2001
Wendy's	Worcester	MA	—	370	1,288	—	1,658	(318)	6/27/2013	1995
Wendy's	Baltimore	MD	—	760	802	—	1,562	(202)	6/27/2013	1995
Wendy's	Baltimore	MD	—	904	1,035	—	1,939	(261)	6/27/2013	2002
Wendy's	District Heights	MD	—	332	275	—	607	(69)	6/27/2013	1979
Wendy's	Landover	MD	—	340	267	—	607	(67)	6/27/2013	1978
Wendy's	Pasadena	MD	—	1,049	1,902	—	2,951	(479)	6/27/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Salisbury	MD	—	370	1,299	—	1,669	(321)	6/27/2013	1995
Wendy's	Madison Heights	MI	—	198	725	(477)	446	(16)	6/27/2013	1998
Wendy's	Picayune	MS	—	437	1,032	—	1,469	(217)	3/26/2014	1983
Wendy's	Kinston	NC	—	491	1,159	—	1,650	(236)	5/1/2014	2004
Wendy's	Bellevue	NE	—	338	484	—	822	(122)	6/27/2013	1981
Wendy's	Millville	NJ	—	373	1,169	—	1,542	(294)	6/27/2013	1994
Wendy's	Henderson	NV	—	933	842	—	1,775	(212)	2/7/2014	1997
Wendy's	Henderson	NV	—	882	457	—	1,339	(114)	2/7/2014	1999
Wendy's	Henderson	NV	—	785	507	—	1,292	(138)	2/7/2014	2000
Wendy's	Las Vegas	NV	—	398	589	—	987	(129)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	919	562	—	1,481	(147)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	789	583	—	1,372	(130)	2/7/2014	1984
Wendy's	Las Vegas	NV	—	725	458	—	1,183	(118)	2/7/2014	1986
Wendy's	Las Vegas	NV	—	915	724	—	1,639	(177)	2/7/2014	1991
Wendy's	Las Vegas	NV	—	633	392	—	1,025	(90)	2/7/2014	1994
Wendy's	Auburn	NY	—	465	1,085	—	1,550	(255)	7/31/2013	1977
Wendy's	Binghamton	NY	—	293	879	—	1,172	(207)	7/31/2013	1978
Wendy's	Corning	NY	—	191	1,717	—	1,908	(404)	7/31/2013	1996
Wendy's	Cortland	NY	—	635	952	—	1,587	(224)	7/31/2013	1984
Wendy's	Endicott	NY	—	313	1,253	—	1,566	(295)	7/31/2013	1987
Wendy's	Fulton	NY	—	392	1,181	—	1,573	(248)	3/26/2014	1980
Wendy's	Horseheads	NY	—	72	1,369	—	1,441	(322)	7/31/2013	1982
Wendy's	Liverpool	NY	—	530	864	—	1,394	(82)	3/26/2014	1980
Wendy's	Oswego	NY	—	190	645	—	835	(135)	3/26/2014	1986
Wendy's	Owego	NY	—	101	1,915	—	2,016	(450)	7/31/2013	1989
Wendy's	Vestal	NY	—	488	878	—	1,366	(83)	3/26/2014	1995
Wendy's	Belpre	OH	—	297	1,194	—	1,491	(251)	3/26/2014	2000
Wendy's	Bowling Green	OH	—	502	932	(926)	508	(38)	7/31/2013	1994
Wendy's	Brookville	OH	—	448	1,072	—	1,520	(225)	3/26/2014	1984
Wendy's	Buckeye Lake	OH	—	864	877	—	1,741	(221)	6/27/2013	2000
Wendy's	Centerville	OH	—	615	1,434	—	2,049	(337)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Cincinnati	OH	—	939	1,408	—	2,347	(331)	7/31/2013	1980
Wendy's	Dayton	OH	—	723	1,343	—	2,066	(316)	7/31/2013	1977
Wendy's	Dayton	OH	—	304	1,264	—	1,568	(265)	3/26/2014	1974
Wendy's	Dayton	OH	—	288	813	—	1,101	(171)	3/26/2014	1985
Wendy's	Dayton	OH	—	342	848	—	1,190	(178)	3/26/2014	1973
Wendy's	Dayton	OH	—	274	1,029	—	1,303	(224)	3/26/2014	2004
Wendy's	Dayton	OH	—	286	869	—	1,155	(183)	3/26/2014	1977
Wendy's	Dayton	OH	—	259	838	—	1,097	(176)	3/26/2014	1985
Wendy's	Eaton	OH	—	207	1,084	—	1,291	(103)	3/26/2014	1993
Wendy's	Englewood	OH	—	261	924	—	1,185	(194)	3/26/2014	1976
Wendy's	Fairborn	OH	—	629	1,468	—	2,097	(345)	7/31/2013	1999
Wendy's	Fairborn	OH	—	604	1,408	—	2,012	(331)	7/31/2013	1992
Wendy's	Fairborn	OH	—	271	828	—	1,099	(174)	3/26/2014	1975
Wendy's	Fairfield	OH	—	794	970	—	1,764	(228)	7/31/2013	1981
Wendy's	Hamilton	OH	—	655	1,848	—	2,503	(465)	6/27/2013	2001
Wendy's	Hamilton	OH	—	697	1,295	—	1,992	(305)	7/31/2013	1974
Wendy's	Hamilton	OH	—	908	1,362	—	2,270	(320)	7/31/2013	2002
Wendy's	Hillsboro	OH	—	291	1,408	—	1,699	(354)	6/27/2013	1985
Wendy's	Lancaster	OH	—	552	1,025	—	1,577	(241)	7/31/2013	1984
Wendy's	Miamisburg	OH	—	888	1,086	—	1,974	(255)	7/31/2013	1995
Wendy's	Middletown	OH	—	755	1,133	—	1,888	(266)	7/31/2013	1995
Wendy's	Middletown	OH	—	752	920	—	1,672	(216)	7/31/2013	1995
Wendy's	Middletown	OH	—	494	1,481	—	1,975	(348)	7/31/2013	1977
Wendy's	Saint Bernard	OH	—	432	1,009	—	1,441	(237)	7/31/2013	1985
Wendy's	Springboro	OH	—	891	1,336	—	2,227	(314)	7/31/2013	1982
Wendy's	Swanton	OH	—	430	1,233	—	1,663	(305)	6/27/2013	1995
Wendy's	Sylvania	OH	—	300	799	—	1,099	(197)	6/27/2013	1995
Wendy's	West Carrollton	OH	—	708	865	—	1,573	(203)	7/31/2013	1979
Wendy's	West Chester	OH	—	944	772	—	1,716	(182)	7/31/2013	1982
Wendy's	West Chester	OH	—	616	924	—	1,540	(217)	7/31/2013	2005
Wendy's	Whitehall	OH	—	716	863	—	1,579	(217)	6/27/2013	1983
Wendy's	Wintersville	OH	—	621	1,449	—	2,070	(341)	7/31/2013	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Edmond	OK	—	791	697	—	1,488	(146)	3/27/2014	1979
Wendy's	Enid	OK	—	158	893	—	1,051	(210)	7/31/2013	2003
Wendy's	Ponca City	OK	—	529	983	—	1,512	(231)	7/31/2013	1979
Wendy's	Sayre	PA	—	372	1,115	—	1,487	(262)	7/31/2013	1994
Wendy's	Anderson	SC	—	734	897	—	1,631	(346)	7/31/2013	1995
Wendy's	Columbia	SC	—	1,368	—	—	1,368	—	6/27/2013	1995
Wendy's	Greenville	SC	—	516	631	—	1,147	(148)	7/31/2013	1975
Wendy's	N. Myrtle Beach	SC	—	464	861	—	1,325	(202)	7/31/2013	1983
Wendy's	Spartanburg	SC	—	699	572	—	1,271	(135)	7/31/2013	1977
Wendy's	Brentwood	TN	—	339	1,356	—	1,695	(319)	7/31/2013	1982
Wendy's	Crossville	TN	—	190	760	—	950	(179)	7/31/2013	1978
Wendy's	Knoxville	TN	—	330	1,161	—	1,491	(287)	6/27/2013	1995
Wendy's	Knoxville	TN	—	330	1,132	—	1,462	(280)	6/27/2013	1995
Wendy's	Manchester	TN	—	245	1,390	—	1,635	(327)	7/31/2013	1984
Wendy's	Mcminnville	TN	—	255	1,443	—	1,698	(339)	7/31/2013	2010
Wendy's	Millington	TN	—	380	1,208	—	1,588	(299)	6/27/2013	1995
Wendy's	Murfreesboro	TN	—	586	1,088	—	1,674	(256)	7/31/2013	1983
Wendy's	Nashville	TN	—	592	1,100	—	1,692	(259)	7/31/2013	1983
Wendy's	Nashville	TN	—	328	1,313	—	1,641	(309)	7/31/2013	1983
Wendy's	Arlington	TX	—	1,322	1,546	—	2,868	(389)	6/27/2013	1994
Wendy's	Corpus Christi	TX	—	646	1,198	—	1,844	(282)	7/31/2013	1987
Wendy's	El Paso	TX	—	630	1,889	—	2,519	(444)	7/31/2013	1996
Wendy's	Kingwood	TX	—	304	1,724	(944)	1,084	(76)	7/31/2013	2001
Wendy's	San Antonio	TX	—	268	630	—	898	(158)	6/27/2013	1985
Wendy's	San Antonio	TX	—	410	451	—	861	(114)	6/27/2013	1987
Wendy's	San Antonio	TX	—	707	603	—	1,310	(126)	2/7/2014	1990
Wendy's	San Antonio	TX	—	633	1,388	—	2,021	(268)	2/7/2014	1992
Wendy's	San Antonio	TX	—	1,007	546	—	1,553	(118)	2/7/2014	1995
Wendy's	San Antonio	TX	—	703	45	—	748	(19)	2/7/2014	2000
Wendy's	San Antonio	TX	—	788	45	—	833	(19)	2/7/2014	2003
Wendy's	San Marcos	TX	—	714	1,024	—	1,738	(208)	2/7/2014	2002
Wendy's	Schertz	TX	—	793	109	—	902	(27)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Selma	TX	—	841	117	—	958	(25)	2/7/2014	2003
Wendy's	Bluefield	VA	—	450	1,927	—	2,377	(476)	6/27/2013	1995
Wendy's	Christiansburg	VA	—	416	624	—	1,040	(147)	7/31/2013	1980
Wendy's	Dublin	VA	—	384	1,401	—	1,785	(353)	6/27/2013	1993
Wendy's	Emporia	VA	—	631	1,424	—	2,055	(359)	6/27/2013	1994
Wendy's	Hayes	VA	—	304	859	—	1,163	(216)	6/27/2013	1992
Wendy's	Hillsville	VA	—	324	973	—	1,297	(229)	7/31/2013	2001
Wendy's	Lebanon	VA	—	431	1,006	—	1,437	(237)	7/31/2013	1983
Wendy's	Mechanicsville	VA	—	521	704	—	1,225	(177)	6/27/2013	1989
Wendy's	North Tazewell	VA	—	124	560	—	684	(141)	6/27/2013	1980
Wendy's	Pounding Mill	VA	—	296	1,404	—	1,700	(353)	6/27/2013	2004
Wendy's	Woodbridge	VA	—	1,193	1,598	—	2,791	(402)	6/27/2013	1996
Wendy's	Woodbridge	VA	—	521	615	—	1,136	(155)	6/27/2013	1978
Wendy's	Wytheville	VA	—	598	897	—	1,495	(211)	7/31/2013	2003
Wendy's	Bellingham	WA	—	502	477	—	979	(105)	2/7/2014	1994
Wendy's	Bothell	WA	—	687	292	—	979	(50)	2/7/2014	2004
Wendy's	Burlington	WA	—	425	806	—	1,231	(203)	6/27/2013	1994
Wendy's	Port Angeles	WA	—	422	502	—	924	(187)	2/7/2014	1980
Wendy's	Redmond	WA	—	969	123	—	1,092	(17)	2/7/2014	1977
Wendy's	Silverdale	WA	—	808	201	—	1,009	(122)	2/7/2014	1995
Wendy's	Beloit	WI	—	1,138	931	—	2,069	(219)	7/31/2013	2002
Wendy's	Fitchburg	WI	—	662	1,230	—	1,892	(289)	7/31/2013	2003
Wendy's	Germantown	WI	—	419	1,257	—	1,676	(296)	7/31/2013	1989
Wendy's	Greenfield	WI	—	487	1,137	—	1,624	(267)	7/31/2013	2001
Wendy's	Janesville	WI	—	647	971	—	1,618	(228)	7/31/2013	1991
Wendy's	Kenosha	WI	—	322	1,290	—	1,612	(303)	7/31/2013	1984
Wendy's	Kenosha	WI	—	965	1,447	—	2,412	(340)	7/31/2013	1986
Wendy's	Madison	WI	—	454	1,362	—	1,816	(320)	7/31/2013	1998
Wendy's	Milwaukee	WI	—	810	810	—	1,620	(190)	7/31/2013	1979
Wendy's	Milwaukee	WI	—	338	1,351	—	1,689	(318)	7/31/2013	1985
Wendy's	Milwaukee	WI	—	436	1,015	—	1,451	(239)	7/31/2013	1983
Wendy's	New Berlin	WI	—	903	739	—	1,642	(175)	7/31/2013	1983

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Oak Creek	WI	—	577	1,347	—	1,924	(317)	7/31/2013	1999
Wendy's	Sheboygan	WI	—	676	1,014	—	1,690	(238)	7/31/2013	1995
Wendy's	West Allis	WI	—	583	1,083	—	1,666	(255)	7/31/2013	1984
Wendy's	Beaver	WV	—	290	1,156	—	1,446	(286)	6/27/2013	1995
Wendy's	Bridgeport	WV	—	273	818	—	1,091	(192)	7/31/2013	1984
Wendy's	Buckhannon	WV	—	157	890	—	1,047	(209)	7/31/2013	1987
Wendy's	Clarksburg	WV	—	277	1,181	—	1,458	(248)	3/26/2014	1980
Wendy's	Fairmont	WV	—	224	1,119	—	1,343	(282)	6/27/2013	1983
Wendy's	Parkersburg	WV	—	295	885	—	1,180	(208)	7/31/2013	1979
Wendy's	Parkersburg	WV	—	311	1,243	—	1,554	(292)	7/31/2013	1977
Wendy's	Parkersburg	WV	—	241	964	—	1,205	(227)	7/31/2013	1996
Wendy's	Ripley	WV	—	273	871	—	1,144	(219)	6/27/2013	1984
Wendy's	Saint Marys	WV	—	70	1,322	—	1,392	(311)	7/31/2013	2001
Wendy's	Vienna	WV	—	301	702	—	1,003	(165)	7/31/2013	1976
West Marine	Anchorage	AK	—	1,220	2,531	—	3,751	(510)	3/31/2014	1995
West Marine	Fort Lauderdale	FL	—	4,337	9,052	—	13,389	(1,669)	2/7/2014	2011
West Marine	Harrison Township	MI	—	452	2,092	—	2,544	(538)	2/7/2014	2009
West Marine	Deltaville	VA	—	425	2,409	—	2,834	(708)	7/31/2012	2012
Western Refining	Foley	MN	—	72	276	—	348	(5)	3/27/2017	1984
Western Refining	Pequot Lakes	MN	—	158	1,489	—	1,647	(29)	3/27/2017	1983
Western Refining	Pierz	MN	—	67	411	—	478	(8)	3/27/2017	1996
Western Refining	Sartell	MN	—	718	486	—	1,204	(10)	3/27/2017	2000
Western Refining	Sauk Rapids	MN	—	419	753	—	1,172	(15)	3/27/2017	1997
Western Refining	St. Cloud	MN	—	582	657	—	1,239	(13)	3/27/2017	1987
Western Refining	St. Cloud	MN	—	104	136	—	240	(3)	3/27/2017	1922
Western Refining	St. Cloud	MN	—	126	151	—	277	(3)	3/27/2017	1968
Western Refining	St. Cloud	MN	—	330	365	—	695	(7)	3/27/2017	1984
Western Refining	St. Cloud	MN	—	361	433	—	794	(9)	3/27/2017	1987
Western Refining	Waite Park	MN	—	316	333	—	649	(7)	3/27/2017	1999
Western Refining	Waite Park	MN	—	770	503	—	1,273	(10)	3/27/2017	1999
Whataburger	Edna	TX	—	290	869	—	1,159	(204)	7/31/2013	1986
Whataburger	El Campo	TX	—	693	1,013	—	1,706	(255)	6/27/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2017 (3) (4)
Property	City	State	Encumbrances at December 31, 2017	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Whataburger	Ingleside	TX	—	1,106	474	—	1,580	(111)	7/31/2013	1986
Whataburger	Lubbock	TX	—	432	647	—	1,079	(152)	7/31/2013	1992
Whole Foods	Hinsdale	IL	5,709	5,499	7,388	—	12,887	(1,658)	2/7/2014	1999
Wild Bill's Sports Salon	Rochester	MN	—	1,347	1,102	—	2,449	(292)	7/31/2013	1993
Willbros Group, Inc.	Tulsa	OK	—	2,239	6,375	—	8,614	(935)	6/25/2014	1982
Williams Sonoma	Olive Branch	MS	—	2,330	44,266	—	46,596	(14,115)	8/10/2012	2001
Winn-Dixie	Jacksonville	FL	63,240	4,360	82,834	—	87,194	(19,318)	4/24/2013	2000
Worrior Energy Services	Midland	TX	—	508	815	—	1,323	(146)	6/25/2014	2012
Other	N/A	N/A	—	—	13,345	—	13,345	(2,975)	N/A	N/A
			$2,071,038	$2,907,509	$10,769,845	$(99,654)	$13,577,700	$(2,217,108)
_______________________________________________

(1)	Initial costs exclude subsequent impairment charges.

(2)	Consists of capital expenditures and real estate development costs, net of condemnations, easements and impairment charges.

(3)	Gross intangible lease assets of $2.04 billion and the associated accumulated amortization of $690.9 million are not reflected in the table above.

(4)	The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2017 was $15.6 billion.

(5)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, five to 15 years for building fixtures and improvements.

The following is a reconciliation of the gross real estate activity for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$13,539,921	$14,566,343	$15,857,507
Additions:
Acquisitions	634,080	91,052	33,695
Improvements	28,503	25,781	60,321
Deductions/Other:
Dispositions	(505,403)	(878,552)	(1,261,724)
Impairments	(82,292)	(228,750)	(106,064)
Reclassified to assets held for sale	(52,376)	(36,722)	(16,761)
Other	15,267	769	(631)
Balance, end of year	$13,577,700	$13,539,921	$14,566,343

The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of year	$1,766,006	$1,331,751	$775,050
Additions:
Depreciation expense	548,901	586,321	630,347
Deductions:
Dispositions	(34,086)	(77,987)	(49,907)
Impairments	(50,828)	(69,040)	(23,196)
Reclassified to assets held for sale	(12,885)	(5,039)	(543)
Balance, end of year	$2,217,108	$1,766,006	$1,331,751

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE IV – MORTGAGE LOANS HELD FOR INVESTMENT
December 31, 2017 (in thousands)

Schedule IV – Mortgage Loans Held For Investment

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
Bank Of America, N.A.	Mt. Airy, MD	6.42%	12/15/2026	P&I	N/A	$2,418	$2,618	$—
CVS Caremark Corporation	Evansville, IN	6.22%	1/15/2033	P&I	N/A	2,571	2,812	—
CVS Caremark Corporation	Greensboro, GA	6.52%	1/15/2030	P&I	N/A	952	1,053	—
CVS Caremark Corporation	Shelby Twp., MI	5.98%	1/15/2031	P&I	N/A	1,928	2,067	—
Lowes Companies, Inc.	Framingham, MA	5.87%	9/15/2031	(1)	N/A	5,953	2,169	—
Walgreen Co.	Dallas, TX	6.46%	12/15/2029	P&I	N/A	2,390	2,636	—
Walgreen Co.	Nacogdoches, TX	6.80%	9/15/2030	P&I	N/A	2,633	2,953	—
Walgreen Co.	Rosemead, CA	6.26%	12/15/2029	P&I	N/A	3,651	3,986	—
Total						$22,496	$20,294	$—
_______________________________________________
(1) Zero coupon rate with balloon payment due at maturity.

	Years Ended December 31,
	2017	2016	2015
Beginning Balance	$22,764	$24,238	$26,806
Deductions during the year:
Early payoff of loan investment	(1,502)	—	—
Principal payments received on loan investments	(904)	(1,339)	(2,417)
Amortization of unearned discounts and premiums	(64)	(135)	(151)
Ending Balance	$20,294	$22,764	$24,238