Form 10-Q
period 2018-03-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2018-05-04
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

VEREIT, Inc.	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐

	Smaller reporting company	☐	Emerging growth company	☐

VEREIT Operating Partnership, L.P.	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. VEREIT, Inc. ☐ VEREIT Operating Partnership, L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 968,262,219 shares of common stock of VEREIT, Inc. outstanding as of May 2, 2018.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2018 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity or debt issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate disclosures in Item 4. Controls and Procedures and Exhibit 31 and Exhibit 32 certifications. As general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended March 31, 2018

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,871,533	$2,865,855
Buildings, fixtures and improvements	10,753,190	10,711,845
Intangible lease assets	2,035,004	2,037,675
Total real estate investments, at cost	15,659,727	15,615,375
Less: accumulated depreciation and amortization	3,059,955	2,908,028
Total real estate investments, net	12,599,772	12,707,347
Investment in unconsolidated entities	33,736	39,520
Investment in direct financing leases, net	17,476	19,539
Investment securities, at fair value	35,741	40,974
Mortgage notes receivable, net	20,072	20,294
Cash and cash equivalents	28,435	34,176
Restricted cash	28,049	27,662
Rent and tenant receivables and other assets, net	335,622	308,253
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Assets related to real estate assets held for sale and discontinued operations, net	15,113	163,999
Total assets	$14,451,789	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$2,078,593	$2,082,692
Corporate bonds, net	2,822,830	2,821,494
Convertible debt, net	987,071	984,258
Credit facility, net	120,000	185,000
Below-market lease liabilities, net	193,703	198,551
Accounts payable and accrued expenses	126,724	136,474
Deferred rent and other liabilities	68,718	62,985
Distributions payable	177,645	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,575,284	6,662,702
Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of March 31, 2018 and December 31, 2017	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 968,154,486 and 974,208,583 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	9,681	9,742
Additional paid-in-capital	12,611,006	12,654,258
Accumulated other comprehensive loss	(4,284)	(3,569)
Accumulated deficit	(4,896,349)	(4,776,581)
Total stockholders’ equity	7,720,482	7,884,278
Non-controlling interests	156,023	158,598
Total equity	7,876,505	8,042,876
Total liabilities and equity	$14,451,789	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$290,631	$294,172
Operating expense reimbursements	24,443	26,726
Total revenues	315,074	320,898
Operating expenses:
Acquisition-related	777	617
Litigation and other non-routine costs, net of insurance recoveries	21,740	12,875
Property operating	30,565	34,016
General and administrative	15,240	12,679
Depreciation and amortization	166,152	179,012
Impairments	6,036	6,725
Total operating expenses	240,510	245,924
Operating income	74,564	74,974
Other (expense) income:
Interest expense	(70,425)	(73,743)
Loss on extinguishment and forgiveness of debt, net	—	(70)
Other income, net	7,436	659
Equity in income (loss) and gain on disposition of unconsolidated entities	1,065	(82)
Gain on derivative instruments, net	273	824
Total other expenses, net	(61,651)	(72,412)
Income before taxes and real estate dispositions	12,913	2,562
Gain on disposition of real estate and real estate assets held for sale, net	17,335	12,481
Income before taxes	30,248	15,043
Provision for income taxes	(1,212)	(3,108)
Income from continuing operations	29,036	11,935
Income from discontinued operations, net of income taxes	3,501	2,855
Net income	32,537	14,790
Net income attributable to non-controlling interests (1)	(742)	(352)
Net income attributable to the General Partner	$31,795	$14,438

Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$0.01	$(0.01)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$0.00	$0.00
Basic and diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.00)
Distributions declared per common share	$0.1375	$0.1375
_______________________________________________

(1)	Represents income attributable to limited partners and loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$32,537	$14,790
Other comprehensive income (loss):
Unrealized gain on interest rate derivatives	—	504
Reclassification of previous unrealized loss on interest rate derivatives into net income	105	470
Unrealized loss on investment securities, net	(837)	(194)
Total other comprehensive (loss) income	(732)	780

Total comprehensive income	31,805	15,570
Comprehensive (income) attributable to non-controlling interests (1)	(725)	(371)
Total comprehensive income attributable to the General Partner	$31,080	$15,199
_______________________________________________

(1)	Represents comprehensive income attributable to limited partners and loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Repurchases of common stock under Share Repurchase Program (1)	—	—	(6,399,666)	(64)	(44,521)	—	—	(44,585)	—	(44,585)
Repurchases of common stock to settle tax obligation	—	—	(230,436)	(2)	(1,658)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	576,005	5	2,927	—	—	2,932	—	2,932
Distributions declared on common stock	—	—	—	—	—	—	(133,615)	(133,615)	—	(133,615)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Distributions to participating securities	—	—	—	—	—	—	(11)	(11)	—	(11)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	31,795	31,795	742	32,537
Other comprehensive (loss)	—	—	—	—	—	(715)	—	(715)	(17)	(732)
Balance, March 31, 2018	42,834,138	$428	968,154,486	$9,681	$12,611,006	$(4,284)	$(4,896,349)	$7,720,482	$156,023	$7,876,505

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of common stock to settle tax obligation	—	—	(140,832)	(1)	(1,183)	—	—	(1,184)	—	(1,184)
Equity-based compensation, net	—	—	232,640	2	3,111	—	—	3,113	—	3,113
Distributions declared on common stock	—	—	—	—	—	—	(133,929)	(133,929)	—	(133,929)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,326)	(3,326)
Distributions to participating securities	—	—	—	—	—	—	(178)	(178)	—	(178)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	14,438	14,438	352	14,790
Other comprehensive income	—	—	—	—	—	761	—	761	19	780
Balance, March 31, 2017	42,834,138	$428	974,238,458	$9,742	$12,642,099	$(1,795)	$(4,338,029)	$8,312,445	$169,181	$8,481,626
___________________________________

(1)
The Company’s Share Repurchase Program (as defined in Note 14 – Equity), which was authorized by the board of directors on May 12, 2017, allows for the repurchase of up to $200.0 million of the Company’s outstanding shares of Common Stock over 12 months from the date of authorization.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$32,537	$14,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,458	189,880
Gain on real estate assets and joint venture, net	(18,036)	(12,481)
Impairments	6,036	6,725
Equity-based compensation	2,927	3,111
Equity in (income) loss of unconsolidated entities	(364)	82
Distributions from unconsolidated entities	936	443
Gain on investments	(5,638)	—
Gain on derivative instruments, net	(273)	(824)
Loss on extinguishment and forgiveness of debt, net	—	70
Changes in assets and liabilities:
Investment in direct financing leases	538	621
Rent and tenant receivables and other assets, net	(23,344)	(17,191)
Assets held for sale classified as discontinued operations	(2,490)	—
Accounts payable and accrued expenses	(7,653)	(3,269)
Deferred rent, derivative and other liabilities	6,158	1,935
Due to affiliates	(66)	(9)
Liabilities related to discontinued operations	(13,861)	—
Net cash provided by operating activities	149,865	183,883
Cash flows from investing activities:
Investments in real estate assets	(139,882)	(101,914)
Capital expenditures and leasing costs	(4,993)	(6,960)
Real estate developments	(1,899)	(5,615)
Principal repayments received on investment securities and mortgage notes receivable	4,615	3,672
Return of investment from unconsolidated entities	386	408
Proceeds from disposition of real estate and joint venture	122,526	195,730
Proceeds from disposition of discontinued operations	123,925	—
Investment in leasehold improvements and other assets	(85)	(99)
Deposits for real estate assets	(4,000)	(13,532)
Proceeds from sale of investments and other assets	1,351	—
Uses and refunds of deposits for real estate assets	5,120	7,717
Proceeds from the settlement of property-related insurance claims	269	44
Line of credit advances to Cole REITs	(2,200)	—
Line of credit repayments from Cole REITs	3,800	2,550
Net cash provided by investing activities	108,933	82,001
Cash flows from financing activities:
Proceeds from mortgage notes payable	89	2,403
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(2,676)	(84,261)
Proceeds from credit facility	380,000	—
Payments on credit facility	(445,000)	—
Payments of deferred financing costs	—	(3)
Repurchases of common stock under the Share Repurchase Program	(44,585)	—
Repurchases of common stock to settle tax obligations	(1,659)	(976)
Distributions paid	(152,519)	(152,219)
Net cash used in financing activities	(266,350)	(235,056)
Net change in cash and cash equivalents and restricted cash	(7,552)	30,828

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents and restricted cash, beginning of period	64,036	301,470
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497

Cash and cash equivalents, and restricted cash, end of period	56,484	332,298
Less: cash and cash equivalents of discontinued operations	—	(2,023)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$56,484	$330,275
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479
Restricted cash at beginning of period	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497

Cash and cash equivalents at end of period	28,435	283,563
Restricted cash at end of period	28,049	46,712
Cash and cash equivalents and restricted cash at end of period	$56,484	$330,275

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,871,533	$2,865,855
Buildings, fixtures and improvements	10,753,190	10,711,845
Intangible lease assets	2,035,004	2,037,675
Total real estate investments, at cost	15,659,727	15,615,375
Less: accumulated depreciation and amortization	3,059,955	2,908,028
Total real estate investments, net	12,599,772	12,707,347
Investment in unconsolidated entities	33,736	39,520
Investment in direct financing leases, net	17,476	19,539
Investment securities, at fair value	35,741	40,974
Mortgage notes receivable, net	20,072	20,294
Cash and cash equivalents	28,435	34,176
Restricted cash	28,049	27,662
Rent and tenant receivables and other assets, net	335,622	308,253
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Assets related to real estate assets held for sale and discontinued operations, net	15,113	163,999
Total assets	$14,451,789	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$2,078,593	$2,082,692
Corporate bonds, net	2,822,830	2,821,494
Convertible debt, net	987,071	984,258
Credit facility, net	120,000	185,000
Below-market lease liabilities, net	193,703	198,551
Accounts payable and accrued expenses	126,724	136,474
Deferred rent and other liabilities	68,718	62,985
Distributions payable	177,645	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,575,284	6,662,702
Commitments and contingencies (Note 13)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of March 31, 2018 and December 31, 2017	764,136	782,073
General Partner's common equity, 968,154,486 and 974,208,583 General Partner OP Units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	6,956,346	7,102,205
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of March 31, 2018 and December 31, 2017	2,991	3,027
Limited Partner's common equity, 23,748,347 Limited Partner OP Units issued and outstanding as of each of March 31, 2018 and December 31, 2017, respectively	151,767	154,266
Total partners’ equity	7,875,240	8,041,571
Non-controlling interests	1,265	1,305
Total equity	7,876,505	8,042,876
Total liabilities and equity	$14,451,789	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$290,631	$294,172
Operating expense reimbursements	24,443	26,726
Total revenues	315,074	320,898
Operating expenses:
Acquisition-related	777	617
Litigation and other non-routine costs, net of insurance recoveries	21,740	12,875
Property operating	30,565	34,016
General and administrative	15,240	12,679
Depreciation and amortization	166,152	179,012
Impairments	6,036	6,725
Total operating expenses	240,510	245,924
Operating income	74,564	74,974
Other (expense) income:
Interest expense	(70,425)	(73,743)
Loss on extinguishment and forgiveness of debt, net	—	(70)
Other income, net	7,436	659
Equity in income (loss) and gain on disposition of unconsolidated entities	1,065	(82)
Gain on derivative instruments, net	273	824
Total other expenses, net	(61,651)	(72,412)
Income before taxes and real estate dispositions	12,913	2,562
Gain on disposition of real estate and real estate assets held for sale, net	17,335	12,481
Income before taxes	30,248	15,043
Provision for income taxes	(1,212)	(3,108)
Income from continuing operations	29,036	11,935
Income from discontinued operations, net of income taxes	3,501	2,855
Net income	32,537	14,790
Net loss attributable to non-controlling interests (1)	40	7
Net income attributable to the OP	$32,577	$14,797

Basic and diluted net income (loss) per unit from continuing operations attributable to common unitholders	$0.01	$(0.01)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$0.00	$0.00
Basic and diluted net income (loss) per unit attributable to common unitholders	$0.01	$(0.00)
Distributions declared per common unit	$0.1375	$0.1375
_______________________________________________

(1)	Represents loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$32,537	$14,790
Other comprehensive income (loss):
Unrealized gain on interest rate derivatives	—	504
Reclassification of previous unrealized loss on interest rate derivatives into net income	105	470
Unrealized loss on investment securities, net	(837)	(194)
Total other comprehensive (loss) income	(732)	780

Total comprehensive income	31,805	15,570
Comprehensive loss attributable to non-controlling interests (1)	40	7
Total comprehensive income attributable to the OP	$31,845	$15,577
_______________________________________________

(1)	Represents loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2018	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Repurchases of common stock under Share Repurchase Program	—	—	—	—	(6,399,666)	(44,585)	—	—	(44,585)	—	(44,585)
Repurchases of common OP units to settle tax obligation	—	—	—	—	(230,436)	(1,660)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net forfeitures	—	—	—	—	576,005	2,932	—	—	2,932	—	2,932
Distributions to Common OP Units and non-controlling interests	—	—	—	—	—	(133,626)	—	(3,264)	(136,890)	—	(136,890)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income	—	—	—	—	—	31,795	—	782	32,577	(40)	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(17)	(732)	—	(732)
Balance, March 31, 2018	42,834,138	$764,136	86,874	$2,991	968,154,486	$6,956,346	23,748,347	$151,767	$7,875,240	$1,265	$7,876,505

	Preferred Units					Common Units
	General Partner		Limited Partner			General Partner		Limited Partner
	Number of Units	Capital	Number of Units		Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2017	42,834,138	$853,821	86,874	—	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP units to settle tax obligation	—	—	—		—	(140,832)	(1,184)	—	—	(1,184)	—	(1,184)
Equity-based compensation, net	—	—	—		—	232,640	3,113	—	—	3,113	—	3,113
Distributions to Common OP Units and non-controlling interests holders	—	—	—		—	—	(134,107)	—	(3,266)	(137,373)	(60)	(137,433)
Distributions to Preferred OP Units	—	(17,937)	—		(36)	—	—	—	—	(17,973)	—	(17,973)
Net income	—	—	—		—	—	14,438	—	359	14,797	(7)	14,790
Other comprehensive income	—	—	—		—	—	761	—	19	780	—	780
Balance, March 31, 2017	42,834,138	$835,884	86,874	—	$3,135	974,238,458	$7,476,561	23,748,347	$163,710	$8,479,290	$2,336	$8,481,626

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$32,537	$14,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,458	189,880
Gain on real estate assets and joint venture, net	(18,036)	(12,481)
Impairments	6,036	6,725
Equity-based compensation	2,927	3,111
Equity in (income) loss of unconsolidated entities	(364)	82
Distributions from unconsolidated entities	936	443
Gain on investments	(5,638)	—
Gain on derivative instruments, net	(273)	(824)
Loss on extinguishment and forgiveness of debt, net	—	70
Changes in assets and liabilities:
Investment in direct financing leases	538	621
Rent and tenant receivables and other assets, net	(23,344)	(17,191)
Assets held for sale classified as discontinued operations	(2,490)	—
Accounts payable and accrued expenses	(7,653)	(3,269)
Deferred rent, derivative and other liabilities	6,158	1,935
Due to affiliates	(66)	(9)
Liabilities related to discontinued operations	(13,861)	—
Net cash provided by operating activities	149,865	183,883
Cash flows from investing activities:
Investments in real estate assets	(139,882)	(101,914)
Capital expenditures and leasing costs	(4,993)	(6,960)
Real estate developments	(1,899)	(5,615)
Principal repayments received on investment securities and mortgage notes receivable	4,615	3,672
Return of investment from unconsolidated entities	386	408
Proceeds from disposition of real estate and joint venture	122,526	195,730
Proceeds from disposition of discontinued operations	123,925	—
Investment in leasehold improvements and other assets	(85)	(99)
Deposits for real estate assets	(4,000)	(13,532)
Proceeds from sale of investments and other assets	1,351	—
Uses and refunds of deposits for real estate assets	5,120	7,717
Proceeds from the settlement of property-related insurance claims	269	44
Line of credit advances to Cole REITs	(2,200)	—
Line of credit repayments from Cole REITs	3,800	2,550
Net cash provided by investing activities	108,933	82,001
Cash flows from financing activities:
Proceeds from mortgage notes payable	89	2,403
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(2,676)	(84,261)
Proceeds from credit facility	380,000	—
Payments on credit facility	(445,000)	—
Payments of deferred financing costs	—	(3)
Repurchases of common stock under the Share Repurchase Program	(44,585)	—
Repurchases of common stock to settle tax obligations	(1,659)	(976)
Distributions paid	(152,519)	(152,219)
Net cash used in financing activities	(266,350)	(235,056)
Net change in cash and cash equivalents and restricted cash	(7,552)	30,828

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents and restricted cash, beginning of period	64,036	301,470
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497

Cash and cash equivalents, and restricted cash, end of period	56,484	332,298
Less: cash and cash equivalents of discontinued operations	—	(2,023)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$56,484	$330,275
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479
Restricted cash at beginning of period	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497

Cash and cash equivalents at end of period	28,435	283,563
Restricted cash at end of period	28,049	46,712
Cash and cash equivalents and restricted cash at end of period	$56,484	$330,275

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

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
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. VEREIT’s business model provides equity capital to creditworthy corporations in return for long-term leases on their properties. The Company actively manages its portfolio considering a number of metrics including property type, concentration and key economic factors for appropriate balance and diversity.
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of March 31, 2018 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
As discussed in Note 4 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 22, 2018. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2018, except any policies that are no longer applicable due to the Company’s sale of Cole Capital, as discussed in Note 4 —Discontinued Operations, and the Company adopted the Revenue ASUs, as defined in the “Revenue Recognition” and “Recent Accounting Pronouncements” sections herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of each of March 31, 2018 and December 31, 2017, there were approximately 23.7 million Limited Partner OP Units outstanding.

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
Direct financing lease income of $0.4 million has been reclassified to rental income during the three months ended March 31, 2017 and investments in the Cole REITs, as defined in “Investment in Cole REITs” section herein, of $3.3 million has been reclassified to rent and tenant receivables and other assets, net from investment in unconsolidated entities to be consistent with the current year presentation.
In connection with the adoption of Accounting Standards Update ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), during the fourth quarter of fiscal year 2017, as discussed in the Company’s Annual Report on Form 10-K filed on February 22, 2018, certain reclassifications have been made to prior period balances to conform to current presentation in the consolidated statement of cash flows. Under ASU 2016-15, the Company reclassified $0.4 million of distributions received from equity method investments from cash flows provided by operating activities to cash flows provided by investing activities in the consolidated statement of cash flows for the three months ended March 31, 2017. The Company also

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

reclassified $44,000 of proceeds from the settlement of property-related insurance claims from cash flows provided by operating activities to cash flows provided by investing activities for the three months ended March 31, 2017. Under ASU 2016-18, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the consolidated statements of cash flows. Accordingly, for the three months ended March 31, 2017, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and removed the change in restricted cash from cash flows used in investing activities. This change resulted in an increase in cash flows provided by investing activities of $1.7 million during the three months ended March 31, 2017.
Revenue Recognition
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU 2016-12, Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”), which provided various technical corrections and practical expedients to the requirements of ASU 2014-09. ASU 2014-09 together with ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are referred to as the “Revenue ASUs”. The Company adopted the Revenue ASUs during the first quarter of 2018 using the modified retrospective approach, which allows a cumulative effect adjustment to beginning retained earnings equal to initially applying the Revenue ASUs to all contracts with customers not completed as of the date of adoption. Adoption of the Revenue ASUs did not result in a cumulative effect adjustment to retained earnings as all contracts not completed as of adoption within the scope of Topic 606 have the same revenue recognition timing and measurement under Topic 605. Revenues generated through leasing arrangements are excluded from the Revenue ASUs as discussed below.
Revenue Recognition - Real Estate
Revenue recognized as rental income is not within the scope of Topic 606 and therefore was not impacted by its adoption. Upon adoption of ASU 2016-02, Leases (“ASU 2016-02”) on January 1, 2019, operating expense reimbursement revenue will be within the scope of Topic 606 and may be considered a non-lease component, as defined in ASU 2016-02. Refer to “Recent Accounting Pronouncements” section herein for further discussion regarding ASU 2016-02. Operating expense reimbursement revenue was not impacted by the adoption of Topic 606 for the three months ended March 31, 2018.
Revenue Recognition - Cole Capital
As discussed in Note 4 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.
Cole Capital earned securities sales commissions, dealer manager fees, distribution and stockholder servicing fees, real estate acquisition fees, financing coordination fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Cole REITs’ offerings and the investment and management of their respective assets, in accordance with the respective dealer manager and advisory agreements.
Cole Capital recorded dealer manager fees, excluding those related to INAV, as defined in “Investment in Cole REITs” section herein, and securities sales commissions as revenue upon satisfying its performance obligation, which occurred at the point in time in which the sale was complete. Dealer manager fees from the sale of INAV shares and distribution and stockholder servicing fees were a form of variable consideration associated with the performance obligation of selling shares. Although the performance obligation of selling shares was completed upon sale, the variable consideration was constrained due to the uncertainty associated with estimating the transaction price. As the fees were accrued daily based upon the fund’s net asset value, revenue was recognized daily as the uncertainty was resolved. The Company recorded revenue related to acquisition and financing coordination fees upon satisfaction of the related performance obligations, which occurred upon completion of a transaction. Advisory, asset and property management fees were recorded over time as services were performed. Performance fees were a form of variable consideration relating to INAV earned at a point in time in which for any year the total return on stockholders’ capital exceeded 6% per annum

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

on a calendar year basis. Although the performance obligation associated with the performance fee would have been satisfied over time, revenue recognition was constrained due to the uncertainty associated with estimating the transaction price. The Company was also reimbursed for certain costs incurred in providing these services, which were recorded as revenue as the expenses were incurred subject to revenue constraint due to the limitations on the amount that was reimbursable based on the terms of the respective dealer manager and advisory agreements. Refer to Note 15 – Related Party Transactions and Arrangements for a disaggregation of Cole Capital revenues.
Revenue Recognition - Other
The Company entered into a services agreement (the “Services Agreement”) with the Cole Purchaser, as defined in Note 4 — Discontinued Operations, pursuant to which the Company will continue to provide certain services to the Cole Purchaser and the Cole REITs, including operational real estate support, over the next year (“Transition Services Revenues”). Under the terms of the Services Agreement, the Company will be entitled to receive reimbursement for certain of the services provided. The Company recorded Transition Services Revenues as costs associated with providing such services were incurred, which coincided with the timing in which the performance obligations of the contract had been met. During the period from February 1, 2018 through March 31, 2018, the Company incurred $3.2 million of costs as a result of providing such services and recognized revenues of $3.2 million, which are recorded in other income, net in the consolidated statement of operations.
The Company may also receive Net Revenue Payments, as defined in Note 4 — Discontinued Operations, over the next six years if future revenues of Cole Capital exceed a specified dollar threshold, up to an aggregate of $80.0 million in Net Revenue Payments. Net Revenue Payments represent variable consideration for which the performance obligation of closing on the Cole Capital sale has occurred but revenue recognition is constrained due to the large number and broad range of possible consideration amounts. Revenue will be recognized when any future Net Revenue Payments are realized.
Goodwill
In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. As of March 31, 2018 and December 31, 2017, the carrying value of goodwill was $1.3 billion.
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s annual testing date is during the fourth quarter. During the three months ended March 31, 2018 and 2017, management monitored the actual performance relative to the fair value assumptions used during the annual goodwill impairment testing. For the periods presented, management determined it remained more likely than not that the fair value was greater than its carrying value. Goodwill related to discontinued operations is discussed in Note 4 — Discontinued Operations.
Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The Company incurred legal fees and other costs associated with the Audit Committee Investigation (defined below) and the litigations and investigations resulting therefrom, which are considered non-routine. The Company has directors’ and officers’ insurance and the insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Litigation and other non-routine costs, net of insurance recoveries include the following costs (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$21,728	$12,671
Legal fees and expenses (2)	12	204
Total costs incurred	21,740	12,875
Insurance recoveries	—	—
Total	$21,740	$12,875
___________________________________

(1)
Includes all fees and costs associated with the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Audit Committee Investigation”) and various litigations and investigations prompted by the results of the Audit Committee Investigation, including fees and costs incurred pursuant to the Company’s advancement obligations, litigation related thereto and in connection with related insurance recovery matters.

(2)
Includes legal fees and expenses associated with litigation resulting from prior mergers and excludes amounts presented in income from discontinued operations, net of income taxes in the consolidated statements of operations.

Investment in Cole REITs
As of December 31, 2017, the Company owned equity investments in Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Credit Property Trust V, Inc. (“CCPT V” and collectively with CCPT IV, INAV, CCIT II and CCIT III, the “Cole REITs”). During the three months ended March 31, 2018, the Company sold certain of its equity investments to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. Subsequent to the sale of Cole Capital and the adoption of ASU 2016-01, the Company carried these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, and changes in the fair value were recognized in other income, net in the accompanying consolidated statement of operations for the three months ended March 31, 2018. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which required the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income (loss) and gain on disposition of unconsolidated entities in the consolidated statement of operations for the three months ended March 31, 2017. The Company’s equity investments in the Cole REITs, of which $7.8 million and $3.3 million are presented in rent and tenant receivables and other assets, net in the consolidated balance sheet as of March 31, 2018 and December 31, 2017, respectively.
Equity-based Compensation
The Company has an equity-based incentive award plan, which provides for the grant of stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, deferred stock units and dividend equivalent rights and other stock-based awards to non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of March 31, 2018, approximately 4.0 million restricted shares, net of the forfeiture of 3.7 million restricted shares through that date, 5.8 million restricted stock units, net of the forfeiture/cancellation of 1.2 million restricted stock units through that date, 0.3 million deferred stock units, and 2.8 million stock options, collectively representing 12.9 million shares of Common Stock were granted under the Equity Plan for equity incentive awards. During the three months ended March 31, 2018, the Company recorded $0.1 million, $0.2 million, $1.4 million, $1.2 million and $0.1 million, respectively, of expense related to stock options, restricted shares of common stock, time-based restricted stock units, long-term incentive-based restricted stock units and deferred stock units, respectively. During the three months ended March 31, 2017, the Company recorded $0.4 million, $1.1 million, $1.5 million and $42,800, respectively, of expense related to restricted shares of common stock, time-based restricted stock units, long-term incentive-based restricted stock units and deferred stock units, respectively. During the three months ended March 31, 2017, there were no expenses recorded relating to stock options. As of March 31, 2018, total unrecognized compensation expense related to these awards was approximately $22.8 million, with an aggregate weighted-average remaining term of 2.2 years.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Income Taxes
The General Partner currently qualifies and has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 or the Internal Revenue Code. As a REIT, the General Partner generally is not subject to federal income tax, with the exception of its TRS entities. However, the General Partner, including its TRS entities, and the Operating Partnership are still subject to certain state and local income and franchise taxes in the various jurisdictions in which they operate, which are included in provision for income taxes in the accompanying consolidated statements of operations.
Recent Accounting Pronouncements
Refer to the section “Revenue Recognition” herein for ASU 2014-09 and related Revenue ASUs.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income (loss). An entity may choose to measure equity investments that do not have a readily determinable fair value at costs minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issue. ASU 2016-01 is effective for fiscal year, and interim periods within, beginning after December 15, 2017 and requires prospective treatment of equity securities without readily determinable fair values. The Company adopted ASU 2016-01 as of January 1, 2018 and recorded a $5.1 million gain, which is included in other income, net in the accompanying consolidated statements of operations, on measuring the Company’s investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to existing guidance, however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. The Company currently does not record such expenses and the related operating expense reimbursement revenue. Upon adoption of ASU 2016-02, operating expense reimbursement revenue will be within the scope of Topic 606 and may be considered a non-lease component, as defined in ASU 2016-02, subject to certain proposed practical expedients. The Company expects the accounting for leases pursuant to which the Company is the lessee to change and is currently evaluating the impact. Leases pursuant to which the Company is the lessee primarily consist of corporate offices and ground leases.
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
In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: 1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; 2) an entity should allocate consideration to each distinct

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and 3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard will result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. ASU 2017-05 was adopted during the first quarter of fiscal year 2018, in conjunction with the Revenue ASUs, using the modified retrospective approach. The Company also elected the practical expedient to only apply the guidance to contracts that were not completed upon adoption. At adoption, the Company did not have any contracts that were not completed within the scope of ASU 2017-05 and as such, the adoption of ASU 2017-05 did not impact the Company’s financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods therein, with early adoption permitted. The standard is applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 during the first quarter of fiscal year 2018, which had no impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018, which had no impact on the Company’s consolidated financial statements as the Company had no interest rate swaps designated as cash flow hedges as of the date of adoption. Refer to Note 10 – Derivatives and Hedging Activities for additional tabular disclosure of the effect of hedge accounting by income statement line items as required upon adoption of ASU 2017-12.
In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments to Topic 842 help address transition guidance as it relates to land easements. The ASU provides an optional practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The ASU is effective upon adoption of ASU 2016-02 and the Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2018, the Company acquired controlling financial interests in 12 commercial properties for an aggregate purchase price of $139.9 million (the “2018 Acquisitions”), which includes $0.7 million of external acquisition-related expenses that were capitalized. During the three months ended March 31, 2017, the Company acquired a controlling interest in 16 commercial properties and three land parcels for an aggregate purchase price of $101.9 million (the “2017 Acquisitions”), which includes $0.4 million of external acquisition-related expenses that were capitalized.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Real estate investments, at cost:
Land	$27,049	$24,107
Buildings, fixtures and improvements	96,044	59,261
Total tangible assets	123,093	83,368
Acquired intangible assets:
In-place leases and other intangibles (1)	14,037	15,916
Above-market leases (2)	2,752	2,815
Assumed intangible liabilities:
Below-market leases (3)	—	(185)
Total purchase price of assets acquired	$139,882	$101,914
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 14.9 years and 10.8 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 10.8 years and 20.0 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 20.0 years for 2017 Acquisitions.
Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2018 - December 31, 2018	$824,206	$2,240
2019	1,088,326	2,508
2020	1,057,113	2,135
2021	1,016,544	2,011
2022	938,596	1,921
Thereafter	6,036,829	2,254
Total	$10,961,614	$13,069
____________________________________

(1)
Related to 27 properties which are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2018, the Company disposed of 40 properties for an aggregate gross sales price of $120.8 million, of which our share was $119.2 million after the profit participation payments related to the disposition of three Red Lobster properties. The dispositions resulted in proceeds of $116.9 million after closing costs. The Company recorded a gain of $18.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the three months ended March 31, 2018, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $34.1 million, of which our share was $17.1 million based on our ownership interest in the joint venture, resulting in proceeds of $5.6 million after debt repayments of $20.4 million and closing costs. The Company recorded a gain of $0.7 million related to the sale and liquidation of the joint venture, which is included in equity in income (loss) and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
During the three months ended March 31, 2017, the Company disposed of 50 properties, for an aggregate gross sales price of $210.6 million, of which our share was $200.8 million after the profit participation payment related to the disposition of 14 Red Lobsters. The dispositions resulted in proceeds of $195.7 million after closing costs. The Company recorded a gain of $12.5 million.
As of March 31, 2018, there were 11 properties classified as held for sale with a carrying value of $15.1 million, included in assets related to discontinued operations and real estate assets held for sale, net in the accompanying consolidated balance sheet which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2017, there were 30 properties classified as held for sale. During the three months ended March 31, 2018, the Company recorded a loss of $0.9 million related to held for sale properties. There was no loss related to held for sale properties during the three months ended March 31, 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	March 31, 2018	December 31, 2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $628,165 and $599,680, respectively	15.2	$1,064,366	$1,091,433
Leasing commissions, net of accumulated amortization of $3,279 and $2,902, respectively	11.1	13,741	13,876
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $92,351 and $88,335, respectively	16.3	233,102	241,449
Total intangible lease assets, net		$1,311,209	$1,346,758

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $78,738 and $73,916, respectively	18.6	$193,703	$198,551
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of March 31, 2018 (amounts in thousands):

	2018	2019	2020	2021	2022
In-place leases and other intangibles:
Total projected to be included in amortization expense	$101,447	$125,918	$118,607	$110,642	$96,441
Leasing commissions:
Total projected to be included in amortization expense	1,148	1,532	1,510	1,456	1,398
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	17,700	21,865	21,450	21,022	20,208
Below-market lease liabilities:
Total projected to be included in rental income	14,362	18,388	17,240	16,041	15,197
Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets with carrying values totaling $14.2 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $8.2 million resulting in impairment charges of $6.0 million during the three months ended March 31, 2018. The impairment charges relate to certain restaurant and retail properties that, during 2018, management identified for potential sale or determined, based on discussions with the current tenants, will not be re-leased.
During the three months ended March 31, 2017, net real estate assets with carrying values totaling $16.6 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $9.9 million, resulting in impairment charges of $6.7 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the consolidated joint venture had total assets of $33.2 million and $33.7 million, of which $30.4 million and $30.7 million, respectively, were real estate investments, net of accumulated depreciation and amortization. As of March 31, 2018 and December 31, 2017, the property was secured by a mortgage note payable of $14.9 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. The partner’s share of the loss from the consolidated joint venture was $40,000 for the three months ended March 31, 2018.
As of March 31, 2017, the Company had interests in two consolidated joint ventures. The partners’ share of the two consolidated joint ventures’ loss was $7,000 for the three months ended March 31, 2017.
Unconsolidated Joint Ventures
As of March 31, 2018, the Company held an investment in an unconsolidated joint venture that owned one property with a carrying value of $33.7 million. During the three months ended March 31, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein. As of December 31, 2017, the Company held investments in two unconsolidated joint ventures that each owned one property with an aggregate carrying value of $39.5 million.
The Company had a 90% legal ownership interest in the unconsolidated joint venture at March 31, 2018 and December 31, 2017 and accounts for its investment using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint venture. During the three months ended March 31, 2018 and 2017, the Company recognized $0.4 million and $0.3 million of net income, respectively, from unconsolidated joint ventures which owned one and two properties at the respective period end. The Company’s legal ownership interest may, at times, not equal the Company’s economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
The carrying amount of the unconsolidated joint venture was greater than the underlying equity in net assets by $5.0 million as of March 31, 2018 and December 31, 2017, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy. The Company and the unconsolidated joint venture partner are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Note 4 — Discontinued Operations
On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. Substantially all of the Cole Capital segment’s operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. The OP sold all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC, for approximately $120.0 million paid in cash at closing. The Company could also receive additional fees over the next six years if future revenues of Cole Capital exceed a specified dollar threshold (the “Net Revenue Payments”), up to an aggregate of $80.0 million in Net Revenue Payments. Substantially all of the Cole Capital segment financial results are reflected in the financial statements as discontinued operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The following is a summary of the financial information and cash flows for discontinued operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
Revenues:	2018	2017
Offering-related fees and reimbursements	$1,027	$4,316
Transaction service fees and reimbursements	334	4,006
Management fees and reimbursements	6,452	18,391
Total revenues	$7,813	$26,713
Operating expenses:
Cole Capital reallowed fees and commissions	602	2,660
Transaction costs (1)	(654)	—
General and administrative	4,450	15,917
Amortization of intangible assets	—	4,140
Total operating expenses	4,398	22,717
Operating income	3,415	3,996
Other income (expense), net	—	5
Loss on disposition (2)	(2,009)	—
Income before taxes	1,406	4,001
Benefit from (provision for) income taxes	2,095	(1,146)
Income from discontinued operations	$3,501	$2,855
____________________________________

(1)	The negative balance for the three months ended March 31, 2018 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(2)	The Company recognized a loss on classification as held for sale of $20.0 million for the year ended December 31, 2017.

	Three Months Ended March 31,
	2018	2017
Cash flows related to discontinued operations:
Cash flows used in operating activities	$(10,662)	$(3,934)
Cash flows from investing activities	$123,925	$—
Note 5 – Investment Securities, at Fair Value
Investment securities are considered available-for-sale and, therefore, increases or decreases in the fair value of these investments are recorded in accumulated other comprehensive income (loss) as a component of equity in the consolidated balance sheets unless the securities are considered to be other-than-temporarily impaired at which time the losses are reclassified to expense.
The following tables detail the unrealized gains and losses on investment securities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$38,610	$425	$(3,294)	$35,741

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$43,006	$895	$(2,927)	$40,974

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

As of March 31, 2018 and December 31, 2017, the Company owned six and eight commercial mortgage-backed securities (“CMBS”), respectively, with an estimated aggregate fair value of $35.7 million and $41.0 million, respectively. During the three months ended March 31, 2018, two CMBS with a combined carrying value of $1.0 million at December 31, 2017, were paid in full or reached maturity. The Company generally receives monthly payments of principal and interest on the CMBS. As of March 31, 2018, the Company earned interest on the CMBS at rates ranging between 5.9% and 9.0%. As of March 31, 2018, the fair value of five CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of March 31, 2018, the Company had no other-than-temporary impairment losses.
The scheduled maturity of the Company’s CMBS as of March 31, 2018 are as follows (in thousands):

	March 31, 2018
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	13,700	14,112
Due after five years through 10 years	24,910	21,629
Due after 10 years	—	—
Total	$38,610	$35,741
Note 6 – Mortgage Notes Receivable
As of March 31, 2018, the Company owned eight mortgage notes receivable with a weighted-average interest rate of 6.2% and weighted-average years to maturity of 12.4 years. The following table details the mortgage notes receivable as of March 31, 2018 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$22,284	$20,072	5.9%	–	6.8%	December 2026	–	January 2033
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
The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to March 31, 2018 (in thousands):

Outstanding Balance
Due within one year	$945
Due after one year through five years	4,503
Due after five years through 10 years	7,105
Due after 10 years(1)	13,494
Total	$26,047
____________________________________

(1)	Includes additional $3.8 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to March 31, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Note 7 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, net (1)	$42,274	$36,921
Straight-line rent receivable, net (2)	241,733	230,529
Deferred costs, net (3)	3,213	5,746
Prepaid expenses	9,392	6,493
Leasehold improvements, property and equipment, net (4)	11,230	12,089
Restricted escrow deposits	4,175	4,995
Income tax receivable	2,310	3,213
Investment in Cole REITs	7,844	3,264
Subordinate Promissory Note outstanding principal balance (5)	3,200	—
Other amounts due from Cole REITs (5)	4,957	—
Other assets, net (6)	5,294	5,003
Total	$335,622	$308,253
___________________________________

(1)	Allowance for doubtful accounts included in accounts receivable, net was $5.5 million and $6.3 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Allowance for doubtful accounts included in straight-line rent receivable, net was $1.3 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively.

(3)
Amortization expense for deferred costs related to the revolving credit facility totaled $2.6 million for each of the three months ended March 31, 2018 and 2017, respectively. Accumulated amortization for deferred costs related to the revolving credit facility was $42.9 million and $40.3 million as of March 31, 2018 and December 31, 2017, respectively.

(4)
Amortization expense for leasehold improvements totaled $0.3 million for each of the three months ended March 31, 2018 and 2017, respectively. Accumulated amortization was $5.0 million and $4.7 million as of March 31, 2018 and December 31, 2017, respectively. Depreciation expense for property and equipment totaled $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

(5)	As of December 31, 2017, the Cole REITs were considered affiliates of the Company and amounts were included in due from affiliates, net in the accompanying consolidated statements of operations.

(6)	Net of $2.3 million and $1.8 million of interest receivable reserves as of March 31, 2018 and December 31, 2017.
Note 8 – Fair Value Measures
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2018. The Company expects that changes in classifications between levels will be infrequent.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2018
Assets:
CMBS	$—	$—	$35,741	$35,741
Derivative assets	—	848	—	848
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$—	$848	$43,585	$44,433

	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
CMBS	$—	$—	$40,974	$40,974
Derivative assets	—	627	—	627
Total assets	$—	$627	$40,974	$41,601
CMBS – The Company’s CMBS are carried at fair value and are valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management determines that the prices are representative of fair value through its knowledge and experience in the market. The significant unobservable input used in valuing the CMBS is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. The following risks are included in the consideration and selection of discount rates or market yields: risk of default, rating of the investment and comparable company investments.
Derivative Assets and Liabilities – The Company’s derivative financial instruments relate to interest rate swaps, discussed in Note 10 – Derivatives and Hedging Activities. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Cole REITs – As discussed in Note 2 – Summary of Significant Accounting Policies, subsequent to the sale of Cole Capital and adoption of ASU 2016-01, the Company carried its investment in the Cole REITs at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V. The fair values of these investments have been estimated using the net asset value per share of CCIT II and CCPT V. The Company determined that the CCIT III per share primary offering price net of selling commissions and dealer manager fees approximated fair value. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT. Beginning in 2017, CCIT II and CCPT V limited the amount of shares redeemed and CCIT III has had no share redemptions. CCIT II has estimated that it will commence a liquidity event over the next three to five years. CCPT V has estimated that it will commence a liquidity event over the next three to six years following the termination of its initial public offering. CCIT III has estimated that it will commence a liquidity event five to seven years following the termination of its initial public offering.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2018 and 2017 (in thousands):

	CMBS	Investment in Cole REITs (1)
Balance as of December 31, 2017	$40,974	$3,264
Total gains and losses
Unrealized loss included in other comprehensive income, net	(837)	—
Realized loss included in other income, net	(34)	—
Unrealized gain included in other income, net	—	5,102
Purchases, issuance, settlements
Return of principal received	(4,402)	—
Amortization included in net income, net	40	—
Sale of investments	—	(522)
Ending Balance, March 31, 2018	$35,741	$7,844
____________________________________

(1)
As discussed in Note 2 – Summary of Significant Accounting Policies , as of December 31, 2017, the Company accounted for its investment in Cole REITs using the equity method of accounting. Subsequent to the sale of Cole Capital, the Company retained interests in CCIT II, CCIT III and CCPT V, which were carried at fair value as of March 31, 2018.

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
The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at March 31, 2018	Fair Value at March 31, 2018	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Assets:
Mortgage notes receivable	3	$20,072	$24,151	$20,294	$28,272

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,090,984	$2,117,893	$2,095,690	$2,144,522
Corporate bonds, net	2	2,848,944	2,834,468	2,848,768	2,922,027
Convertible debt, net	2	993,535	1,004,406	992,218	1,012,349
Credit facility	2	120,000	120,000	185,000	185,000
Total liabilities		$6,053,463	$6,076,767	$6,121,676	$6,263,898
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Investments
As discussed in Note 3 – Real Estate Investments and Related Intangibles, during the three months ended March 31, 2018, net real estate assets representing 12 properties were deemed to be impaired and their carrying values totaling $14.2 million were reduced to their estimated fair value of $8.2 million, resulting in impairment charges of $6.0 million. During the three months ended March 31, 2017, net real estate assets related to 14 properties with carrying values totaling $16.6 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $9.9 million resulting in impairment charges of $6.7 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2018, the Company used a range of discount rates from 7.4% to 7.5% with a weighted-average rate of 7.5% and a capitalization rate of 7.7%.
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Properties impaired	12	14

Asset classes impaired:
Investment in real estate assets, net	$6,043	$6,748
Below-market lease liabilities, net	(7)	(23)
Total impairment loss	$6,036	$6,725

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Note 9 – Debt
As of March 31, 2018, the Company had $6.0 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.1 years and a weighted-average interest rate of 4.2%. The following table summarizes the carrying value of debt as of March 31, 2018 and December 31, 2017, and the debt activity for the three months ended March 31, 2018 (in thousands):

		Three Months Ended March 31, 2018
	Balance as of December 31, 2017	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2018
Mortgage notes payable:
Outstanding balance	$2,071,038	$89	$(2,672)	$—	$2,068,455	(1)
Net premiums (2)	24,652	—	—	(2,123)	22,529
Deferred costs	(12,998)	—	—	607	(12,391)
Mortgages and other debt, net	2,082,692	89	(2,672)	(1,516)	2,078,593
Corporate bonds:
Outstanding balance	2,850,000	—	—	—	2,850,000
Discount (3)	(1,232)	—	—	176	(1,056)
Deferred costs	(27,274)	—	—	1,160	(26,114)
Corporate bonds, net	2,821,494	—	—	1,336	2,822,830
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (3)	(7,782)	—	—	1,317	(6,465)
Deferred costs	(7,960)	—	—	1,496	(6,464)
Convertible debt, net	984,258	—	—	2,813	987,071
Credit facility, net	185,000	380,000	(445,000)	—	120,000

Total debt	$6,073,444	$380,089	$(447,672)	$2,633	$6,008,494
____________________________________

(1)	Includes $16.2 million related to one mortgage note payable in default.

(2)
Net premiums on mortgage notes payable were recorded upon the assumption of the respective mortgage notes in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgage notes using the effective-interest method.

(3)
Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of March 31, 2018 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt (4)	471	$4,119,779	$2,053,512	4.93%		4.0
Variable-rate debt	1	32,903	14,943	5.06%	(5)	0.4
Total	472	$4,152,682	$2,068,455	4.93%		3.9
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate shall increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Includes $78.6 million of variable-rate debt fixed by way of interest rate swap arrangements.

(5)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of March 31, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2018, except for the loan in default described below, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
As of March 31, 2018, the Company had $16.2 million related to one outstanding mortgage note payable in default, which was secured by one property. On April 12, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of the mortgage loan and conveyed its interest in the property to satisfy the mortgage loan.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to March 31, 2018 (in thousands):

Total
April 1, 2018 - December 31, 2018 (1)	$95,867
2019	222,789
2020	265,186
2021	352,770
2022	314,839
Thereafter	817,004
Total	$2,068,455
___________________________________

(1)	Includes $16.2 million, excluding accrued interest, related to one mortgage note payable in default.
Corporate Bonds
As of March 31, 2018, the OP had $2.85 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance March 31, 2018	Interest Rate	Maturity Date
2019 Senior Notes	$750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$2,850,000	4.033%
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 30 or fewer days prior to the maturity date with respect to the 2019 Senior Notes and the 2021 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of March 31, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Convertible Debt
The following table presents the Company’s $597.5 million aggregate principal amount of convertible senior notes due August 1, 2018 (the “2018 Convertible Notes”) and $402.5 million aggregate principal amount of convertible senior notes due 2020 (the “2020 Convertible Notes” and, together with the 2018 Convertible Notes, the “Convertible Notes”) with their respective terms (dollar amounts in thousands). The OP has issued corresponding identical convertible notes to the General Partner.

	Outstanding Balance (1)	Interest Rate	Conversion Rate (2)	Maturity Date
2018 Convertible Notes	$597,500	3.00%	60.5997	August 1, 2018
2020 Convertible Notes	402,500	3.75%	66.7249	December 15, 2020
Total balance and weighted-average interest rate	$1,000,000	3.30%
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $6.5 million as of March 31, 2018. The discount will be amortized over the remaining weighted average term of 1.3 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes converted as of March 31, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

The 2018 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof as of February 1, 2018. The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of March 31, 2018.
Credit Facility
The General Partner, as guarantor, and the OP, as borrower, are parties to an unsecured credit facility (the “Credit Facility”) pursuant to a credit agreement, dated as of June 30, 2014, as amended, with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent and other lenders party thereto (the “Credit Agreement”).
As of March 31, 2018, the Credit Facility allowed for maximum borrowings of $2.3 billion under its revolving credit facility, subject to borrowing availability. The outstanding balance under the revolving credit facility was $120.0 million as of March 31, 2018. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios) and the maintenance of a minimum net worth. The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60%, (v) a minimum tangible net worth covenant of at least $5.5 billion, (vi) a minimum unencumbered interest coverage ratio of at least 1.75x and (vii) a minimum unencumbered asset value of at least $8.0 billion (up to 30% of which may be comprised of restaurant properties from December 31, 2016 on). The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2018.
Note 10 – Derivatives and Hedging Activities
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
As of March 31, 2018 and December 31, 2017, the Company had no interest rate derivatives that were designated as cash flow hedges of interest rate risk. As of March 31, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Swap	March 31, 2018	December 31, 2017
Number of Instruments	2	2
Notional Amount	$78,573	$78,949
The table below presents the fair value of the Company’s derivative financial instruments not designated as a hedge as well as their classification in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps	Rent and tenant receivables and other assets, net	$848	$627
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A gain of $0.3 million for the three months ended March 31, 2018 related to the change in the fair value of derivatives not designated as hedging instruments was recorded in gain (loss) on derivative instruments, net in the accompanying consolidated statements of operations. The Company recorded a gain of $0.1 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company had interest rate derivatives that were designated as cash flow hedges of interest rate risk and recorded a gain of $0.7 million in earnings related to the ineffective portion of the change in fair value of these derivatives, which is included in gain (loss) on derivative instruments, net in the accompanying consolidated statement of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2018 and December 31, 2017 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018	$848	$—	$—	$848	$—	$—	$—	$848
December 31, 2017	$627	$—	$—	$627	$—	$—	$—	$627
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
Effect of hedge accounting on the Condensed Consolidated Statements of Income
As discussed in Note 2 – Summary of Significant Accounting Policies, ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than separately recognizing any ineffective portion directly in earnings. The following table summarizes the gains and (losses) from hedging activities recognized in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Reclassification of previous unrealized loss on interest rate derivatives into net income	$105	$470
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$70,425	$73,743

Amount of gain recognized in income on cash flow hedges	$273	$824
Note 11 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$72,298	$68,908
Cash paid for income taxes	$843	$4,503
Non-cash investing and financing activities:
Accrued capital expenditures and real estate developments	$1,716	$720
Accrued repurchases of common stock to settle tax obligation	$—	$208
Distributions declared and unpaid	$139,405	$140,232

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Note 12 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accrued interest	$39,942	$47,116
Accrued real estate taxes	26,087	26,131
Accrued legal fees	31,832	30,854
Accounts payable	3,098	2,570
Accrued other	25,765	29,803
Total	$126,724	$136,474
Note 13 – Commitments and Contingencies
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
In connection with these investigations, on September 8, 2016, the United States Attorney’s Office for the Southern District of New York announced the filing of criminal charges against the Company’s former Chief Financial Officer and former Chief Accounting Officer (the “Criminal Action”), as well as the fact that the former Chief Accounting Officer pleaded guilty to the charges filed. Also on September 8, 2016, the SEC announced the filing of a civil complaint against the same two individuals in the United States District Court for the Southern District of New York (the “SEC Civil Action”). On June 30, 2017, following a jury trial, the former Chief Financial Officer was convicted of the charges filed. Both the former Chief Accounting Officer and the former Chief Financial Officer have entered into settlement agreements with the SEC resolving the charges brought against them.

The United States Attorney’s Office has indicated that it does not intend to bring criminal charges against the Company arising from its investigation. In March 2018, investigative staff of the SEC’s enforcement division inquired whether the Company wishes to discuss a resolution of potential civil charges the SEC may bring with respect to certain matters investigated by the staff stemming from the announcement made on October 29, 2014. The Company has been cooperating with the SEC staff’s investigation since its inception and intends to engage in such discussions with the staff. The timing and substance of the ultimate resolution of these discussions is unknown.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court. The Company and the OP answered the second amended class action complaint on July 29, 2016. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. Discovery is ongoing. Plaintiffs in the SDNY Consolidated Securities Class Action filed a motion for class certification and a hearing on the motion was held on August 24, 2017. On August 31, 2017, the court issued an order granting plaintiffs’ motion for class certification. Defendants’ petitions seeking leave to appeal the court’s order granting class certification were denied on January 24, 2018. A status conference with the court is scheduled for June 11, 2018.
The Company, certain of its former officers and directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307; Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; and Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975 (the “Fir Tree Action”) (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. Discovery in the Opt-Out Actions is being coordinated with discovery in the SDNY Consolidated Securities Class Action. On March 28, 2018, plaintiffs in the Opt-Out Actions filed a motion for partial summary judgment against the Company as to certain elements of certain of the alleged claims. The Company’s response is due on May 11, 2018.
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserts claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On January 21, 2016, the Company filed a motion to transfer the Vanguard Action to the United States District Court for the Southern District of New York and a motion to dismiss the complaint. On September 29, 2016, the court entered an order denying the Company’s motion to transfer and granting in part and denying in part the Company’s motion to dismiss. The Company filed an answer to the complaint on November 4, 2016. Discovery is ongoing and in large part is being coordinated with discovery in the SDNY Consolidated Securities Action.
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
March 31, 2018 (Unaudited) – (Continued)

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
The Company has not reserved amounts for any of the litigation or investigation matters discussed above either because it has not concluded that a loss is probable in the particular matter or because for some matters, it believes that a loss is probable but that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The Company is currently unable to reasonably estimate a range of reasonably possible loss because these matters involve significant uncertainties, including the complexity of the facts, the legal theories and the nature of the claims, as well as the methodology for determining damages. The ultimate resolution of these matters, the timing and substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
Cole Litigation Matter
In December 2013, Realistic Partners filed a putative class action lawsuit against the Company and the then-members of its board of directors in the Supreme Court for the State of New York, captioned Realistic Partners v. American Realty Capital Partners, et al., No. 654468/2013. The plaintiff alleged, among other things, that the board of the Company breached its fiduciary duties in connection with the transactions contemplated under the Cole Merger Agreement (in connection with the merger between a wholly owned subsidiary of Cole Credit Property Trust III, Inc. and Cole Holdings Corporation) and that Cole Credit Property Trust III, Inc. aided and abetted those breaches. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of the Company’s stockholders. The proposed settlement terms required the Company to make certain additional disclosures related to the Cole Merger, which were included in a Current Report on Form 8-K filed by the Company with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including confirmatory discovery and court approval following notice to the Company’s stockholders, and provided that the defendants would not object to a payment of up to $625,000 for attorneys’ fees. If the parties enter into a stipulation of settlement, which has not occurred, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
April 1, 2018 - December 31, 2018	$10,820	$3,344
2019	14,348	4,429
2020	14,214	4,451
2021	13,726	4,387
2022	13,939	4,419
Thereafter	213,268	3,996
Total	$280,315	$25,026

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Purchase Commitments
The Company enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets. As of March 31, 2018, the Company was a party to nine purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in nine properties, subject to meeting certain criteria, for an aggregate purchase price of $179.7 million, exclusive of closing costs. As of March 31, 2018, the Company had $4.2 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. In accordance with the Services Agreement, the Company will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 14 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of March 31, 2018, the General Partner had approximately 968.2 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 968.2 million General Partner OP Units issued and outstanding as of March 31, 2018, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of March 31, 2018, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of March 31, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Limited Partner OP Units
As of each of March 31, 2018 and December 31, 2017, the Operating Partnership had approximately 23.75 million Limited Partner OP Units outstanding.
As of March 31, 2018, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
The Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2018 on February 21, 2018 to stockholders of record as of March 30, 2018, which was paid on April 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warrant (the “Share Repurchase Program”). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. During the three months ended March 31, 2018, the Company repurchased 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94, for an aggregate purchase price of $44.6 million, as part of the Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. Additional shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
On May 3, 2018, the Company’s board of directors terminated the Share Repurchase Program and authorized a new program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. This new program has similar terms as the Share Repurchase Program.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan, certain participants have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the three months ended March 31, 2018, the General Partner repurchased 230,436 shares to satisfy the federal and state tax withholding obligations on behalf of employees that made this election.
Note 15 – Related Party Transactions and Arrangements
Cole Capital
Through February 1, 2018, the Company was contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company was responsible for raising capital for certain Cole REITs, advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. The Company received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable.
As discussed in Note 4 —Discontinued Operations, on February 1, 2018, the Company completed the sale of Cole Capital. The assets and liabilities transferred pursuant to the Cole Capital Purchase and Sale Agreement and related financial results are reflected in the consolidated balance sheets and consolidated statements of operations as discontinued operations for all periods presented. As a result of the sale of Cole Capital, the Cole REITs are no longer affiliated with the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and joint ventures for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018 (1)	2017
Offering-related fees and reimbursements
Selling commissions (2)	$407	$2,177
Dealer manager and distribution fees (3)	431	1,253
Reimbursement revenue	189	886
Offering-related fees and reimbursements	1,027	4,316

Transaction service fees and reimbursements
Acquisition fees	119	3,272
Reimbursement revenues	215	734
Transaction service fees and reimbursements	334	4,006

Management fees and reimbursements
Asset and property management fees and leasing fees	52	53
Advisory and performance fee revenue	5,023	13,624
Reimbursement revenues	1,429	4,767
Management fees and reimbursements	6,504	18,444

Interest income on Affiliate Lines of Credit	28	124

Total related party revenues	$7,893	$26,890
___________________________________

(1)	Represents the revenue earned during the period from January 1, 2018 through January 31, 2018.

(2)	The Company reallowed 100% of selling commissions to participating broker-dealers from January 1, 2018 through January 31, 2018 and during the three months ended March 31, 2017.

(3)
During the three months ended March 31, 2018 and 2017, the Company reallowed $0.2 million and $0.5 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement.

Investment in the Cole REITs
During the three months ended March 31, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the three months ended March 31, 2018, to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. As of March 31, 2018 and December 31, 2017, the Company owned aggregate equity investments of $7.8 million and $3.3 million, respectively, in the Cole REITs. As discussed in Note 2 – Summary of Significant Accounting Policies, subsequent to the sale of Cole Capital and the adoption of ASU 2016-01, the Company carries these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheet as of March 31, 2018 and changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations for the three months ended March 31, 2018. During the three months ended March 31, 2018, the Company recognized a gain of $5.1 million related to the change in fair value from the carrying value at December 31, 2017, which is included in other income, net in the accompanying consolidated statement of operations. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income (loss) and gain on disposition of unconsolidated entities in the consolidated statement of operations for the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company recognized a net loss of $0.4 million from the Cole REITs.
Due to Cole REITs
As of March 31, 2018, $0.1 million was due to the Cole REITs, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. As of December 31, 2017, due to affiliates was $0.1 million, related to amounts due to the Cole REITs, which is included in due to affiliates, net in the accompanying consolidated balance sheet.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Due from Cole REITs
As of March 31, 2018, $5.0 million was expected to be collected from the Cole REITs, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below. As of December 31, 2017, $4.4 million was expected to be collected from affiliates, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”). The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and was originally scheduled to mature on September 22, 2017. On March 28, 2017, CCI III OP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. As of March 31, 2018, the Subordinate Promissory Note had an interest rate of 5.6% and $3.2 million was outstanding, which is included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheet. As of December 31, 2017, $1.6 million was outstanding, which is included in due from affiliates, net in the accompanying consolidated balance sheet.
Note 16 – Net Income (Loss) Per Share/Unit
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Income from continuing operations	$29,036	$11,935
Noncontrolling interests’ share in continuing operations	(658)	(283)
Net income from continuing operations attributable to the General Partner	28,378	11,652
Dividends to preferred shares and units	(17,973)	(17,973)
Net income (loss) from continuing operations available to the General Partner	10,405	(6,321)
Earnings allocated to participating securities	(11)	(178)
Income from discontinued operations, net of income taxes	3,501	2,855
Income from discontinued operations attributable to limited partners	(84)	(69)
Net income (loss) available to common stockholders used in basic net income (loss) per share	13,811	(3,713)
Income attributable to limited partners	782	—
Net income (loss) available to common stockholders used in diluted net income (loss) per share	$14,593	$(3,713)

Weighted average number of common stock outstanding - basic	972,663,193	973,849,610
Dilutive potential common shares - OP Units	23,748,347	—
Dilutive potential common shares - equity awards	295,797	—
Weighted average number of common shares - diluted	996,707,337	973,849,610

Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$0.01	$(0.01)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$0.00	$0.00
Basic and diluted net income (loss) per share attributable to common stockholders	$0.01	$(0.00)
For the three months ended March 31, 2018, diluted net income per share attributable to common stockholders excludes approximately 0.1 million weighted average unvested restricted shares and 1.2 million weighted average stock options as the effect would have been antidilutive.
For the three months ended March 31, 2017, diluted net loss per share attributable to common stockholders excludes approximately 0.7 million weighted average unvested restricted shares and restricted stock units and approximately 23.7 million weighted average OP Units as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three months ended March 31, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Income from continuing operations	$29,036	$11,935
Noncontrolling interests’ share in continuing operations	40	7
Net income from continuing operations attributable to the Operating Partnership	29,076	11,942
Dividends to preferred units	(17,973)	(17,973)
Net income (loss) from continuing operations available to the Operating Partnership	11,103	(6,031)
Earnings allocated to participating units	(11)	(178)
Income from discontinued operations, net of income taxes	3,501	2,855
Net income (loss) available to common unitholders used in basic and diluted net loss per unit	$14,593	$(3,354)

Weighted average number of common units outstanding - basic	996,411,540	997,597,957
Dilutive potential common shares - equity awards	295,797	—
Weighted average number of common units - diluted	996,707,337	997,597,957

Basic and diluted net income (loss) per unit from continuing operations attributable to common unitholders	$0.01	$(0.01)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$0.00	$0.00
Basic and diluted net income (loss) per unit attributable to common unitholders	$0.01	$(0.00)
For the three months ended March 31, 2018, diluted net income per unit attributable to common unitholders excludes approximately 0.1 million unvested restricted shares and 1.2 million weighted average stock options as the effect would have been antidilutive.
For the three months ended March 31, 2017, diluted net loss per unit attributable to common unitholders excludes approximately 0.7 million weighted average unvested restricted shares and restricted stock units as the effect would have been antidilutive.
Note 17 – Subsequent Events
The following events occurred subsequent to March 31, 2018:
Real Estate Investment Activity
From April 1, 2018 through April 27, 2018, the Company disposed of 14 properties for an aggregate gross sales price of $27.8 million, of which the Company’s share was $24.8 million and an estimated gain of $1.7 million. In addition, the Company acquired one property for an aggregate purchase price of $5.2 million, excluding capitalized external acquisition-related expenses.
Mortgage Loan Agreements
Subsequent to March 31, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan secured by one property, with an outstanding balance of $16.2 million on the date of agreement and conveyed its interest in the property to satisfy the mortgage loan. The Company estimates a $5.2 million gain on forgiveness of debt, as a result of the deed-in-lieu of foreclosure transaction.
Share Repurchase Program
On May 3, 2018, the Company’s board of directors terminated the Share Repurchase Program and authorized a new program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. This new program has similar terms as the Share Repurchase Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

Common Stock Dividend
On May 3, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2018 to stockholders of record as of June 29, 2018, which will be paid on July 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On May 3, 2018, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for July 2018 through September 2018 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
June 15, 2018 - July 14, 2018	July 1, 2018	July 16, 2018
July 15, 2018 - August 14, 2018	August 1, 2018	August 15, 2018
August 15, 2018 - September 14, 2018	September 1, 2018	September 17, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I – Financial Information,” including the notes to the consolidated financial statements contained therein.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.
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

•
We are subject to risks associated with pending government investigations relating to the findings of the investigation conducted in 2014 by the audit committee (the “Audit Committee”) of the General Partner’s board of directors (the “Audit Committee Investigation”) and related litigation, including the expense of such investigations and litigation and any potential payments upon resolution.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes (as defined in Note 9 – Debt), and the terms of the Credit Facility (as defined in Note 9 – Debt).

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the December 31, 2017.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require that the tenant pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
When we refer to “operating properties” we mean properties owned by the Company, omitting properties for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. As of March 31, 2018, our portfolio was comprised of 4,064 retail, restaurant, office and industrial real estate properties with an aggregate of 95.0 million square feet, of which 98.4% was leased, with a weighted-average remaining lease term of 9.3 years. As of March 31, 2018, one vacant industrial property (the “Excluded Property”), comprised of 307,275 square feet, which secured a mortgage note payable with debt outstanding of $16.2 million, was not considered an operating property. Omitting the Excluded Property, we owned 4,063 operating properties with an aggregate of 94.7 million square feet, of which 98.7% was leased, with a weighted-average remaining lease term of 9.3 years as of March 31, 2018.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 4,063 retail, restaurant, office and industrial operating properties with an aggregate 94.7 million square feet, of which 98.7% was leased as of March 31, 2018, with a weighted-average remaining lease term of 9.3 years.
As discussed in Note 4 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.

Operating Highlights and Key Performance Indicators
2018 Activity

•
Acquired controlling financial interests in 12 commercial properties for an aggregate purchase price of $139.9 million, which includes $0.7 million of external acquisition-related expenses that were capitalized.

•
Disposed of 40 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $154.9 million, of which our share was $136.2 million, resulting in consolidated proceeds of $122.5 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs.

•	Total secured debt decreased by $2.6 million, from $2.071 billion to $2.068 billion.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the first quarter of 2018, representing an annualized dividend rate of $0.55 per share.

•	Sold substantially all of Cole Capital for approximately $120.0 million paid in cash at closing.

•
Repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94, for an aggregate purchase price of $44.6 million, as part of the Share Repurchase Program.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of March 31, 2018, based on annualized rental income of $1.2 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties, excluding properties owned through our unconsolidated joint ventures as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Portfolio Metrics
Operating properties	4,063	4,105
Rentable square feet (in millions)	94.7	93.0
Economic occupancy rate (1)	98.7%	98.4%
Investment-grade tenants (2)	42.9%	41.6%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties, excluding properties owned through our unconsolidated joint ventures, as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Economic Metrics
Weighted-average lease term (in years) (1)	9.3	9.6
Lease rollover: (1)(2)
Annual average	5.1%	4.4%
Maximum for a single year	7.5%	7.8%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of March 31, 2018.

(2)	Through the end of the next five years as of the respective reporting date.

Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts). Data presented includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital, except as otherwise indicated.

	Three Months Ended March 31,
	2018	2017
Financial Metrics
Revenues (1)	$315,074	$320,898
Operating income (1)	$74,564	$74,974
Income from continuing operations	$29,036	$11,935
Income from discontinued operations, net of income taxes	$3,501	$2,855

Income (loss) from continuing operations attributable to common stockholders per diluted share (2)	$0.01	$(0.01)
Income from discontinued operations attributable to common stockholders per diluted share (2)	$0.00	$0.00
Net income (loss) attributable to common stockholders per diluted share (2)	$0.01	$(0.00)

FFO attributable to common stockholders and limited partners from continuing operations (3)	$164,691	$167,210
FFO attributable to common stockholders and limited partners from discontinued operations (3)	3,501	2,855
FFO attributable to common stockholders and limited partners (3)	$168,192	$170,065

AFFO attributable to common stockholders and limited partners from continuing operations (3)	$180,854	$177,230
AFFO attributable to common stockholders and limited partners from discontinued operations (3)	3,202	10,091
AFFO attributable to common stockholders and limited partners (3)	$184,056	$187,321

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share (3)	$0.18	$0.18
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share (3)	$0.00	0.01
AFFO attributable to common stockholders and limited partners per diluted share (3)	$0.18	$0.19
____________________________________

(1)	Represents continuing operations as presented on the statement of operations in accordance with GAAP.

(2)	See “Note 16 – Net Income (Loss) Per Share/Unit” for calculation of net income (loss) per share.

(3)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Results of Operations
On February 1, 2018, we sold substantially all of Cole Capital, which is presented as discontinued operations for all periods presented. The Company's continuing operations represent primarily those of the real estate investment segment.
Rental Income
The table below sets forth, for the periods presented, rental income information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017	2018 vs 2017 Increase/(Decrease)
Rental income	$290,631	$294,172	$(3,541)

The decrease in rental income of $3.5 million during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the disposition of 177 consolidated properties, partially offset by the acquisition of 100 properties, subsequent to January 1, 2017, and the timing of those dispositions and acquisitions.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017	2018 vs 2017 Increase/(Decrease)
Acquisition-related	$777	$617	$160
Litigation and other non-routine costs, net of insurance recoveries	21,740	12,875	8,865
Property operating	30,565	34,016	(3,451)
General and administrative	15,240	12,679	2,561
Depreciation and amortization	166,152	179,012	(12,860)
Impairments	6,036	6,725	(689)
Total operating expenses	$240,510	$245,924	$(5,414)
Acquisition-Related Expenses
Acquisition-related expenses remained relatively constant as there were no significant changes in our acquisition activity during the three months ended March 31, 2018, as compared to the same period in 2017.
Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The increase of $8.9 million during the three months ended March 31, 2018 as compared to the same period in 2017 was due to an increase in the level of activity related to the litigation and investigations stemming from the results of the 2014 Audit Committee Investigation during the three months ended March 31, 2018 as compared to the same period in 2017, and additional expenses recognized during the three months ended March 31, 2018 in connection with the Company’s advancement obligations or claims for advancement which continue to be disputed by the Company.
Property Operating Expenses and Operating Expense Reimbursements
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017	2018 vs 2017 Increase/(Decrease)
Property operating expenses	$30,565	$34,016	$(3,451)
Less: Operating expense reimbursements	24,443	26,726	(2,283)
Property operating expenses, net of operating expense reimbursements	$6,122	$7,290	$(1,168)

Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The decrease in net property operating expenses of $1.2 million during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the disposition of vacant properties and certain properties subject to double-net or modified gross leases.
General and Administrative Expenses
The increase of $2.6 million during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to an increase of $2.1 million of compensation and benefits, including equity based compensation.
Depreciation and Amortization Expenses
The decrease of $12.9 million during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the disposition of 177 consolidated properties, partially offset by the acquisition of 100 properties, subsequent to January 1, 2017. The Company also recorded $6.0 million and $50.5 million of impairment charges on real estate investments during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively, which reduced the carrying value being depreciated and amortized.
Impairments
Impairments remained relatively constant during the three months ended March 31, 2018 as compared to the same period in 2017. We impaired 12 properties during the three months ended March 31, 2018, compared to 14 during the three months ended March 31, 2017.
Other (Expense) Income, Income Tax (Provision) Benefit and Loss from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2018	2017	2018 vs 2017 Increase/(Decrease)
Interest expense	$(70,425)	$(73,743)	$(3,318)
Loss on extinguishment and forgiveness of debt, net	—	(70)	70
Other income, net	7,436	659	6,777
Equity in income (loss) and gain on disposition of unconsolidated entities	1,065	(82)	1,147
Gain on derivative instruments, net	273	824	(551)
Gain on disposition of real estate and real estate assets held for sale, net	17,335	12,481	4,854
Provision for income taxes	(1,212)	(3,108)	(1,896)
Income from discontinued operations, net of income taxes	3,501	2,855	646
Interest Expense
The decrease of $3.3 million during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to the repayment of a term loan under the Credit Facility of $500.0 million and a $500.8 million reduction of secured debt subsequent to March 31, 2017, partially offset by the issuance of $600.0 million of unsecured notes and net borrowings on the revolving credit facility of $120.0 million subsequent to March 31, 2017.
Loss on Extinguishment and Forgiveness of Debt, Net
There was no significant change in loss on extinguishment and forgiveness of debt, net during the three months ended March 31, 2018 as compared to the same period in 2017.

Other Income, Net
The increase of $6.8 million during the three months ended March 31, 2018 as compared to the same period in 2017 was due to a $5.1 million gain on measuring our investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method, as discussed in Note 2 – Summary of Significant Accounting Policies, and a $0.6 million gain recognized upon the sale of certain investments in the Cole REITs to the Cole Purchaser during the three months ended March 31, 2018.
Equity in Income (Loss) and Gain on Disposition of Unconsolidated Entities
The increase of $1.1 million during the three months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of a gain of $0.7 million recognized on the disposition and liquidation of one unconsolidated joint venture owning one property during the three months ended March 31, 2018.
Gain on Derivative Instruments, Net
The $0.6 million decrease during the three months ended March 31, 2018 as compared to the same period in 2017, was primarily a result of the termination of 13 derivative instruments with aggregate notional value of $662.4 million and the de-designation of one derivative instrument with a notional value of $27.8 million during 2017.
Gain on Disposition of Real Estate and Real Estate Assets Held For Sale, Net
The increase in gain on disposition of real estate and held for sale assets, net of $4.9 million during the three months ended March 31, 2018 as compared to the same period in 2017, was due to the Company’s disposition of 40 properties, for an aggregate sales price of $120.8 million which resulted in a gain of $18.2 million during the three months ended March 31, 2018, as compared to the disposal of 50 properties for an aggregate sales price of $210.6 million during the same period in 2017 for a gain of $12.5 million. During the three months ended March 31, 2018, the Company also recognized a loss of $0.9 million related to assets classified as held for sale, as compared to no loss during the same period in 2017.
Provision for Income Taxes
The decrease in provision for income taxes of $1.9 million during the three months ended March 31, 2018 as compared to the same period in 2017 is primarily due to a tax on the gain on the sale of certain Canadian properties during the three months ended March 31, 2017.
Income from Discontinued Operations, Net of Income Taxes
The increase in income from discontinued operations of $0.6 million during the three months ended March 31, 2018 was primarily due to a loss on disposition of $2.0 million recorded during the three months ended March 31, 2018, partially offset by a $2.1 million benefit from income taxes during the three months ended March 31, 2018, compared to a $1.1 million provision for income taxes during the three months ended March 31, 2017. Operating income from discontinued operations decreased $0.6 million, primarily due to a decrease of $18.9 million in revenues, offset by a decrease in general and administrative, amortization and Cole Capital reallowed fees and commissions of $11.5 million, $4.1 million and $2.1 million, respectively.

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
Funds from Operations and Adjusted Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“Nareit”), an industry trade group, has promulgated a supplemental performance measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental performance measure to reflect the operating performance of a REIT. FFO is not equivalent to our net income or loss as determined under U.S. GAAP.
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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation, merger and other non-routine costs, net of insurance recoveries, held for sale loss on discontinued operations, net revenue or expense earned or incurred that is related to the services agreement we entered into with Cole Capital on February 1, 2018, gains or losses on sale of investment securities or mortgage notes receivable and legal settlements and insurance recoveries not in the ordinary course of business. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net of bad debt expense related to straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three months ended March 31, 2018 and 2017 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Three Months Ended March 31,
	2018	2017
Net income	$32,537	$14,790
Dividends on non-convertible preferred stock	(17,973)	(17,973)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(18,036)	(12,481)
Depreciation and amortization of real estate assets	165,182	178,295
Impairment of real estate	6,036	6,725
Proportionate share of adjustments for unconsolidated entities	446	709
FFO attributable to common stockholders and limited partners	168,192	170,065
Acquisition-related expenses	777	617
Litigation and other non-routine costs, net of insurance recoveries	21,086	12,875
Loss on disposition of discontinued operations	2,009	—
Gain on investments	(5,638)	—
Gain on derivative instruments, net	(273)	(824)
Amortization of premiums and discounts on debt and investments, net	(606)	(847)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,487	1,305
Net direct financing lease adjustments	539	621
Amortization and write-off of deferred financing costs	5,875	6,347
Amortization of management contracts	—	4,146
Deferred and other tax (benefit) expense (1)	(1,855)	1,649
Loss on extinguishment and forgiveness of debt, net	—	70
Straight-line rent, net of bad debt expense related to straight-line rent	(11,260)	(12,797)
Equity-based compensation	2,774	3,111
Other adjustments, net	514	634
Proportionate share of adjustments for unconsolidated entities	12	55
Adjustments for Excluded Properties	423	294
AFFO attributable to common stockholders and limited partners	$184,056	$187,321

Weighted-average shares of common stock outstanding - basic	972,663,193	973,849,610
Effect of Limited Partner OP Units and dilutive securities(2)	24,110,249	24,402,139
Weighted-average shares of common stock outstanding - diluted (3)	996,773,442	998,251,749

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.19
____________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested restricted shares of common stock and unvested restricted stock units.

(3)	Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal operating expenses;

•	fund capital expenditures, tenant improvements and leasing costs

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	pay litigation costs and expenses; and

•	fund property and/or common stock acquisitions.
We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization or recast of existing line of credit;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.
Continuous Equity Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of March 31, 2018, no shares of common stock have been issued pursuant to the Program.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warrant. During the three months ended March 31, 2018, the Company repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions for $44.6 million.
On May 3, 2018, the Company’s board of directors terminated the Share Repurchase Program and authorized a new program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. This new program has similar terms as the Share Repurchase Program.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the three months ended March 31, 2018, we disposed of 40 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $154.9 million, of which our share was $136.2 million, resulting in consolidated proceeds of $122.5 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.
Credit Facility
Summary and Obligations
We, as guarantor, and the Operating Partnership, as borrower, are parties to the Credit Facility with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto.
As of March 31, 2018, the Credit Facility had an outstanding balance of $120.0 million and allowed for maximum borrowings of $2.3 billion under its revolving credit facility, subject to borrowing availability. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $25.0 million.

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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2018.
Corporate Bonds
Summary and Obligations
As of March 31, 2018, the OP had $2.85 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our existing Senior Notes during the three months ended March 31, 2018. As of March 31, 2018, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.

Convertible Debt
Summary and Obligations
As of March 31, 2018, the Company had $1.0 billion aggregate principal amount of Convertible Notes (as defined in Note 9 – Debt). The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of March 31, 2018.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of March 31, 2018, we had non-recourse mortgage indebtedness of $2.1 billion, which was collateralized by 472 properties, reflecting a decrease from December 31, 2017 of $2.6 million derived primarily from our disposition activity during the three months ended March 31, 2018. Our mortgage indebtedness bore interest at the weighted-average rate of 4.93% per annum and had a weighted-average maturity of 3.9 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2018, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements, except for the $16.2 million loan in default as described above and in “Note 9 – Debt” to our consolidated financial statements.
Dividends
On February 21, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2018 to stockholders of record as of March 30, 2018, which was paid on April 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 14 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of March 31, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes (1)	$2,068,455	$95,867	$487,975	$667,609	$817,004
Interest payments - mortgage notes (1) (2) (3)	397,205	75,807	176,655	108,534	36,209
Principal payments - Credit Facility	120,000	120,000	—	—	—
Interest payments - Credit Facility (3)	714	714	—	—	—
Principal payments - corporate bonds	2,850,000	—	750,000	400,000	1,700,000
Interest payments - corporate bonds	667,181	86,532	187,088	158,775	234,786
Principal payments - convertible debt	1,000,000	597,500	402,500	—	—
Interest payments - convertible debt	46,904	17,387	29,517	—	—
Operating and ground lease commitments	305,341	14,164	37,442	36,471	217,264
Total	$7,455,800	$1,007,971	$2,071,177	$1,371,389	$3,005,263
____________________________________

(1)	For the loan in maturity default, as discussed in Note 9 – Debt, the payment obligations for future periods are based on an estimated extension of maturity to April 1, 2018.

(2)
As of March 31, 2018, we had $78.6 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)	Interest payments due in future periods on the $14.9 million of variable rate debt and the Credit Facility payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis for the three months ended March 31, 2018
Operating Activities – During the three months ended March 31, 2018, net cash provided by operating activities decreased $34.0 million to $149.9 million from $183.9 million during the same period in 2017. The decrease was primarily due to a decrease in rental receipts related to the disposition of 177 consolidated properties subsequent to January 1, 2017 and an increase in litigation and other non-routine costs paid during the three months ended March 31, 2018. This decrease was mostly offset by a decrease in interest payments as compared to the same period in 2017, and an increase in rental receipts related to the acquisition of 100 consolidated properties subsequent to January 1, 2017.
Investing Activities – Net cash provided by investing activities for the three months ended March 31, 2018 increased $26.9 million to $108.9 million from cash provided by investing activities of $82.0 million during the same period in 2017. The change was primarily related to proceeds from disposition of discontinued operations of $123.9 million partially offset by an increase in investments in real estate assets of $38.0 million and a decrease in cash proceeds from dispositions of real estate and joint ventures of $73.2 million.
Financing Activities – Net cash used in financing activities of $266.4 million increased $31.3 million during the three months ended March 31, 2018 from $235.1 million during the same period in 2017. The change was primarily related to repurchases of common stock under the Share Repurchase Program of $44.6 million with no comparable repurchases during the same period in 2017 and an increase in repayments on the credit facility, net of proceeds from credit facility borrowing ($65.0 million). These increases were partially offset by a decrease in payments on mortgage notes payable and other debt, including debt extinguishment costs of $81.6 million.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2018.
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
As discussed in Note 4 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The Company conducted substantially all of the Cole Capital business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States, Puerto Rico and Canada and, as a result, it files income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Related Party Transactions and Agreements
Through the closing of the Cole Capital sale, we were contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to each of the Cole REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distributed the shares of common stock for certain of the Cole REITs and advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. We received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See “Note 15 – Related Party Transactions and Arrangements” to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in our Annual Report on Form 10-K for the year ended December 31, 2017:
•Goodwill Impairment;
•Real Estate Investment Impairment;
•Loans Held for Investment Impairment;
•Allocation of Purchase Price of Real Estate Assets; and
•Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We have limited operations in Canada and thus, are not exposed to material foreign currency fluctuations.
Interest Rate Risk
As of March 31, 2018, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value each of $5.9 billion. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $205.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $218.8 million.
As of March 31, 2018, our debt included variable-rate debt with a fair value and carrying value of $135.0 million and $134.9 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2018 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $1.3 million annually. See “Note 9 – Debt” to our consolidated financial statements.
As of March 31, 2018, our interest rate swaps had a fair value that resulted in assets of $0.8 million. See “Note 10 –Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading “Litigation” in “Note 13 – Commitments and Contingencies” to our consolidated financial statements is incorporated by reference into this Part I, Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Purchased (1) (2)	Average Price Paid Per Share/Unit (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	3,645,545	6.93	3,609,425	174,484,326
March 1, 2018 - March 31, 2018	2,804,564	7.00	2,790,241	154,962,793
Total	6,450,109	$6.96	6,399,666
_______________________________________________

(1)
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the first quarter of 2018, the General Partner and the Operating Partnership repurchased the noted shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee restricted shares.

(2)
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the General Partner’s outstanding shares of common stock over 12 months from the date of authorization, as market conditions warrant, under the Share Repurchase Program. On May 3, 2018, the Company’s board of directors terminated the Share Repurchase Program and authorized a new program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. This new program has similar terms as the Share Repurchase Program.

(3)
With respect to restricted shares/units, the price paid per share/unit is based on the weighted average closing price on the respective vesting date. With respect to shares purchased under the Share Repurchase Program, the average price paid per share is calculated on a trade date basis.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.8	Form of 3.75% Convertible Senior Notes due 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).

Exhibit No.	Description
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

4.12	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.15	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Form of 3.950% Convertible Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
10.1
First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, by and between VEREIT Operating Partnership, L.P. and CCA Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2018).

10.2
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

10.3
Separation Letter, dated as of January 31, 2018, by and between William C. Miller and VEREIT, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

10.4
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

10.5
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

10.6
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

10.7
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

10.8
Form of Non-Qualified Stock Option Agreement to be entered into with executive officers pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

10.9
Form of Non-Qualified Stock Option Agreement to be entered into with other employees pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 22, 2018).

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
Dated: May 3, 2018