Form 10-Q
period 2018-06-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2018-08-03
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 967,493,795 shares of common stock of VEREIT, Inc. outstanding as of July 31, 2018.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2018 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended June 30, 2018

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,859,265	$2,865,855
Buildings, fixtures and improvements	10,714,456	10,711,845
Intangible lease assets	2,024,014	2,037,675
Total real estate investments, at cost	15,597,735	15,615,375
Less: accumulated depreciation and amortization	3,206,336	2,908,028
Total real estate investments, net	12,391,399	12,707,347
Investment in unconsolidated entities	33,972	39,520
Investment in direct financing leases, net	16,560	19,539
Investment securities, at fair value	35,489	40,974
Mortgage notes receivable, net	19,855	20,294
Cash and cash equivalents	18,434	34,176
Restricted cash	27,078	27,662
Rent and tenant receivables and other assets, net	351,163	308,253
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Assets related to real estate assets held for sale and discontinued operations, net	29,884	163,999
Total assets	$14,261,607	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$2,031,171	$2,082,692
Corporate bonds, net	2,824,176	2,821,494
Convertible debt, net	989,901	984,258
Credit facility, net	195,000	185,000
Below-market lease liabilities, net	187,352	198,551
Accounts payable and accrued expenses	141,746	136,474
Deferred rent and other liabilities	66,123	62,985
Distributions payable	180,734	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,616,203	6,662,702
Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of June 30, 2018 and December 31, 2017	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 967,493,795 and 974,208,583 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	9,674	9,742
Additional paid-in-capital	12,609,145	12,654,258
Accumulated other comprehensive loss	(4,290)	(3,569)
Accumulated deficit	(5,120,240)	(4,776,581)
Total stockholders’ equity	7,494,717	7,884,278
Non-controlling interests	150,687	158,598
Total equity	7,645,404	8,042,876
Total liabilities and equity	$14,261,607	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$290,641	$286,694	$581,272	$580,866
Operating expense reimbursements	25,023	21,551	49,466	48,277
Total revenues	315,664	308,245	630,738	629,143
Operating expenses:
Acquisition-related	909	756	1,686	1,373
Litigation and other non-routine costs, net of insurance recoveries	107,087	14,411	128,827	27,286
Property operating	31,436	31,627	62,001	65,643
General and administrative	16,287	14,429	31,527	27,108
Depreciation and amortization	164,235	180,148	330,387	359,160
Impairments	11,664	17,769	17,700	24,494
Total operating expenses	331,618	259,140	572,128	505,064
Operating (loss) income	(15,954)	49,105	58,610	124,079
Other (expense) income:
Interest expense	(70,320)	(73,621)	(140,745)	(147,364)
Gain on extinguishment and forgiveness of debt, net	5,249	9,005	5,249	8,935
Other income, net	1,215	2,463	8,651	3,122
Equity in income and gain on disposition of unconsolidated entities	327	513	1,392	431
Gain on derivative instruments, net	105	592	378	1,416
Total other expenses, net	(63,424)	(61,048)	(125,075)	(133,460)
Loss before taxes and real estate dispositions	(79,378)	(11,943)	(66,465)	(9,381)
Gain on disposition of real estate and real estate assets held for sale, net	5,821	42,639	23,156	55,120
(Loss) income before taxes	(73,557)	30,696	(43,309)	45,739
Provision for income taxes	(1,134)	(1,146)	(2,346)	(4,254)
(Loss) income from continuing operations	(74,691)	29,550	(45,655)	41,485
Income from discontinued operations, net of income taxes	224	4,636	3,725	7,491
Net (loss) income	(74,467)	34,186	(41,930)	48,976
Net loss (income) attributable to non-controlling interests (1)	1,797	(778)	1,055	(1,130)
Net (loss) income attributable to the General Partner	$(72,670)	$33,408	$(40,875)	$47,846

Basic and diluted net (loss) income per share from continuing operations attributable to common stockholders	$(0.09)	$0.01	$(0.08)	$0.01
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$0.00	$0.01	$0.00	$0.01
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.09)	$0.02	$(0.08)	$0.01
Distributions declared per common share	$0.1375	$0.1375	$0.2750	$0.2750
_______________________________________________

(1)	Represents net loss (income) attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(74,467)	$34,186	$(41,930)	$48,976
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives	—	(307)	—	197
Reclassification of previous unrealized loss on interest rate derivatives into net income	56	240	161	710
Unrealized loss on investment securities, net	(62)	(69)	(899)	(263)
Total other comprehensive (loss) income	(6)	(136)	(738)	644

Total comprehensive (loss) income	(74,473)	34,050	(42,668)	49,620
Comprehensive loss (income) attributable to non-controlling interests (1)	1,797	(775)	1,072	(1,146)
Total comprehensive (loss) income attributable to the General Partner	$(72,676)	$33,275	$(41,596)	$48,474
_______________________________________________

(1)	Represents comprehensive loss (income) attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Conversion of OP Units to common stock	—	—	32,439	—	241	—	—	241	(241)	—
Repurchases of common stock under Share Repurchase Programs	—	—	(7,206,876)	(72)	(50,082)	—	—	(50,154)	—	(50,154)
Repurchases of common stock to settle tax obligation	—	—	(300,367)	(3)	(2,145)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net	—	—	760,016	7	6,873	—	—	6,880	—	6,880
Distributions declared on common stock	—	—	—	—	—	—	(266,888)	(266,888)	—	(266,888)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(6,526)	(6,526)
Distributions to participating securities	—	—	—	—	—	—	(22)	(22)	—	(22)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(35,874)	(35,874)	(72)	(35,946)
Net loss	—	—	—	—	—	—	(40,875)	(40,875)	(1,055)	(41,930)
Other comprehensive loss	—	—	—	—	—	(721)	—	(721)	(17)	(738)
Balance, June 30, 2018	42,834,138	$428	967,493,795	$9,674	$12,609,145	$(4,290)	$(5,120,240)	$7,494,717	$150,687	$7,645,404

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of common stock under 2017 Share Repurchase Program	—	—	(68,759)	(1)	(517)	—	—	(518)	—	(518)
Repurchases of common stock to settle tax obligation	—	—	(222,111)	(2)	(1,904)	—	—	(1,906)	—	(1,906)
Equity-based compensation, net	—	—	394,422	4	7,559	—	—	7,563	—	7,563
Distributions declared on common stock	—	—	—	—	—	—	(267,866)	(267,866)	—	(267,866)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(6,610)	(6,610)
Distributions to participating securities	—	—	—	—	—	—	(391)	(391)	—	(391)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(35,874)	(35,874)	(72)	(35,946)
Net income	—	—	—	—	—	—	47,846	47,846	1,130	48,976
Other comprehensive income	—	—	—	—	—	628	—	628	16	644
Balance, June 30, 2017	42,834,138	$428	974,250,202	$9,742	$12,645,309	$(1,928)	$(4,456,708)	$8,196,843	$166,636	$8,363,479

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(41,930)	$48,976
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	342,316	380,416
Gain on real estate assets and joint venture, net	(23,857)	(55,120)
Impairments	17,700	24,494
Equity-based compensation	6,880	7,559
Equity in income of unconsolidated entities	(691)	(431)
Distributions from unconsolidated entities	1,328	1,129
Gain on investments	(5,638)	(65)
Gain on derivative instruments, net	(378)	(1,416)
Gain on extinguishment and forgiveness of debt, net	(5,249)	(8,935)
Changes in assets and liabilities:
Investment in direct financing leases	1,041	1,085
Rent and tenant receivables and other assets, net	(23,561)	(26,116)
Assets held for sale classified as discontinued operations	(2,492)	—
Accounts payable and accrued expenses	4,240	9,106
Deferred rent, derivative and other liabilities	3,781	5,010
Due to affiliates	(66)	73
Liabilities related to discontinued operations	(13,861)	—
Net cash provided by operating activities	259,563	385,765
Cash flows from investing activities:
Investments in real estate assets	(179,198)	(154,371)
Capital expenditures and leasing costs	(7,735)	(9,887)
Real estate developments	(4,609)	(6,841)
Principal repayments received on investment securities and mortgage notes receivable	5,045	5,781
Return of investment from unconsolidated entities	85	449
Proceeds from disposition of real estate and joint venture	180,723	301,320
Proceeds from disposition of discontinued operations	123,925	—
Payments related to disposition of discontinued operations	(1,010)	—
Investment in leasehold improvements and other assets	(359)	(192)
Deposits for real estate assets	(6,648)	(25,827)
Proceeds from sale of investments and other assets	1,351	—
Uses and refunds of deposits for real estate assets	7,070	20,201
Proceeds from the settlement of property-related insurance claims	747	44
Line of credit advances to Cole REITs	(2,200)	—
Line of credit repayments from Cole REITs	3,800	6,250
Net cash provided by investing activities	120,987	136,927
Cash flows from financing activities:
Proceeds from mortgage notes payable	128	3,091
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(32,373)	(187,090)
Proceeds from credit facility	675,000	—
Payments on credit facility	(665,000)	—
Payments of deferred financing costs	(20,578)	(16)
Repurchases of common stock under the Share Repurchase Program	(50,154)	(518)
Repurchases of common stock to settle tax obligations	(2,148)	(1,698)
Distributions paid	(303,949)	(304,438)
Net cash used in financing activities	(399,074)	(490,669)
Net change in cash and cash equivalents and restricted cash	(18,524)	32,023

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents and restricted cash, beginning of period	64,036	301,470
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497

Cash and cash equivalents, and restricted cash, end of period	45,512	333,493
Less: cash and cash equivalents of discontinued operations	—	(2,538)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$45,512	$330,955
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479
Restricted cash at beginning of period	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497

Cash and cash equivalents at end of period	18,434	289,960
Restricted cash at end of period	27,078	40,995
Cash and cash equivalents and restricted cash at end of period	$45,512	$330,955

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,859,265	$2,865,855
Buildings, fixtures and improvements	10,714,456	10,711,845
Intangible lease assets	2,024,014	2,037,675
Total real estate investments, at cost	15,597,735	15,615,375
Less: accumulated depreciation and amortization	3,206,336	2,908,028
Total real estate investments, net	12,391,399	12,707,347
Investment in unconsolidated entities	33,972	39,520
Investment in direct financing leases, net	16,560	19,539
Investment securities, at fair value	35,489	40,974
Mortgage notes receivable, net	19,855	20,294
Cash and cash equivalents	18,434	34,176
Restricted cash	27,078	27,662
Rent and tenant receivables and other assets, net	351,163	308,253
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Assets related to real estate assets held for sale and discontinued operations, net	29,884	163,999
Total assets	$14,261,607	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$2,031,171	$2,082,692
Corporate bonds, net	2,824,176	2,821,494
Convertible debt, net	989,901	984,258
Credit facility, net	195,000	185,000
Below-market lease liabilities, net	187,352	198,551
Accounts payable and accrued expenses	141,746	136,474
Deferred rent and other liabilities	66,123	62,985
Distributions payable	180,734	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,616,203	6,662,702
Commitments and contingencies (Note 13)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of June 30, 2018 and December 31, 2017	746,199	782,073
General Partner's common equity, 967,493,795 and 974,208,583 General Partner OP Units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	6,748,518	7,102,205
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of June 30, 2018 and December 31, 2017	2,955	3,027
Limited Partner's common equity, 23,715,908 and 23,748,347 Limited Partner OP Units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	146,483	154,266
Total partners’ equity	7,644,155	8,041,571
Non-controlling interests	1,249	1,305
Total equity	7,645,404	8,042,876
Total liabilities and equity	$14,261,607	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$290,641	$286,694	$581,272	$580,866
Operating expense reimbursements	25,023	21,551	49,466	48,277
Total revenues	315,664	308,245	630,738	629,143
Operating expenses:
Acquisition-related	909	756	1,686	1,373
Litigation and other non-routine costs, net of insurance recoveries	107,087	14,411	128,827	27,286
Property operating	31,436	31,627	62,001	65,643
General and administrative	16,287	14,429	31,527	27,108
Depreciation and amortization	164,235	180,148	330,387	359,160
Impairments	11,664	17,769	17,700	24,494
Total operating expenses	331,618	259,140	572,128	505,064
Operating (loss) income	(15,954)	49,105	58,610	124,079
Other (expense) income:
Interest expense	(70,320)	(73,621)	(140,745)	(147,364)
Gain on extinguishment and forgiveness of debt, net	5,249	9,005	5,249	8,935
Other income, net	1,215	2,463	8,651	3,122
Equity in income and gain on disposition of unconsolidated entities	327	513	1,392	431
Gain on derivative instruments, net	105	592	378	1,416
Total other expenses, net	(63,424)	(61,048)	(125,075)	(133,460)
Loss before taxes and real estate dispositions	(79,378)	(11,943)	(66,465)	(9,381)
Gain on disposition of real estate and real estate assets held for sale, net	5,821	42,639	23,156	55,120
(Loss) income before taxes	(73,557)	30,696	(43,309)	45,739
Provision for income taxes	(1,134)	(1,146)	(2,346)	(4,254)
(Loss) income from continuing operations	(74,691)	29,550	(45,655)	41,485
Income from discontinued operations, net of income taxes	224	4,636	3,725	7,491
Net (loss) income	(74,467)	34,186	(41,930)	48,976
Net loss attributable to non-controlling interests (1)	16	14	56	21
Net (loss) income attributable to the OP	$(74,451)	$34,200	$(41,874)	$48,997

Basic and diluted net (loss) income per unit from continuing operations attributable to common unitholders	$(0.09)	$0.01	$(0.08)	$0.01
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$0.00	$0.01	$0.00	$0.01
Basic and diluted net (loss) income per unit attributable to common unitholders	$(0.09)	$0.02	$(0.08)	$0.01
Distributions declared per common unit	$0.1375	$0.1375	$0.2750	$0.2750
_______________________________________________

(1)	Represents net loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(74,467)	$34,186	$(41,930)	$48,976
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate derivatives	—	(307)	—	197
Reclassification of previous unrealized loss on interest rate derivatives into net income	56	240	161	710
Unrealized loss on investment securities, net	(62)	(69)	(899)	(263)
Total other comprehensive (loss) income	(6)	(136)	(738)	644

Total comprehensive (loss) income	(74,473)	34,050	(42,668)	49,620
Comprehensive loss attributable to non-controlling interests (1)	16	14	56	21
Total comprehensive (loss) income attributable to the OP	$(74,457)	$34,064	$(42,612)	$49,641
_______________________________________________

(1)	Represents comprehensive loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2018	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	32,439	241	(32,439)	(241)	—	—	—
Repurchases of common stock under Share Repurchase Programs	—	—	—	—	(7,206,876)	(50,154)	—	—	(50,154)	—	(50,154)
Repurchases of common OP units to settle tax obligation	—	—	—	—	(300,367)	(2,148)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net forfeitures	—	—	—	—	760,016	6,880	—	—	6,880	—	6,880
Distributions to Common OP Units and non-controlling interests	—	—	—	—	—	(266,910)	—	(6,526)	(273,436)	—	(273,436)
Distributions to Preferred OP Units	—	(35,874)	—	(72)	—	—	—	—	(35,946)	—	(35,946)
Net loss	—	—	—	—	—	(40,875)	—	(999)	(41,874)	(56)	(41,930)
Other comprehensive loss	—	—	—	—	—	(721)	—	(17)	(738)	—	(738)
Balance, June 30, 2018	42,834,138	$746,199	86,874	$2,955	967,493,795	$6,748,518	23,715,908	$146,483	$7,644,155	$1,249	$7,645,404

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2017	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common stock under 2017 Share Repurchase Program	—	—	—	—	(68,759)	(518)	—	—	(518)	—	(518)
Repurchases of common OP units to settle tax obligation	—	—	—	—	(222,111)	(1,906)	—	—	(1,906)	—	(1,906)
Equity-based compensation, net	—	—	—	—	394,422	7,563	—	—	7,563	—	7,563
Distributions to Common OP Units and non-controlling interests holders	—	—	—	—	—	(268,257)	—	(6,531)	(274,788)	(79)	(274,867)
Distributions to Preferred OP Units	—	(35,874)	—	(72)	—	—	—	—	(35,946)	—	(35,946)
Net income	—	—	—	—	—	47,846	—	1,151	48,997	(21)	48,976
Other comprehensive income	—	—	—	—	—	628	—	16	644	—	644
Balance, June 30, 2017	42,834,138	$817,947	86,874	$3,099	974,250,202	$7,378,896	23,748,347	$161,234	$8,361,176	$2,303	$8,363,479

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(41,930)	$48,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,316	380,416
Gain on real estate assets and joint venture, net	(23,857)	(55,120)
Impairments	17,700	24,494
Equity-based compensation	6,880	7,559
Equity in income of unconsolidated entities	(691)	(431)
Distributions from unconsolidated entities	1,328	1,129
Gain on investments	(5,638)	(65)
Gain on derivative instruments, net	(378)	(1,416)
Gain on extinguishment and forgiveness of debt, net	(5,249)	(8,935)
Changes in assets and liabilities:
Investment in direct financing leases	1,041	1,085
Rent and tenant receivables and other assets, net	(23,561)	(26,116)
Assets held for sale classified as discontinued operations	(2,492)	—
Accounts payable and accrued expenses	4,240	9,106
Deferred rent, derivative and other liabilities	3,781	5,010
Due to affiliates	(66)	73
Liabilities related to discontinued operations	(13,861)	—
Net cash provided by operating activities	259,563	385,765
Cash flows from investing activities:
Investments in real estate assets	(179,198)	(154,371)
Capital expenditures and leasing costs	(7,735)	(9,887)
Real estate developments	(4,609)	(6,841)
Principal repayments received on investment securities and mortgage notes receivable	5,045	5,781
Return of investment from unconsolidated entities	85	449
Proceeds from disposition of real estate and joint venture	180,723	301,320
Proceeds from disposition of discontinued operations	123,925	—
Payments related to disposition of discontinued operations	(1,010)	—
Investment in leasehold improvements and other assets	(359)	(192)
Deposits for real estate assets	(6,648)	(25,827)
Proceeds from sale of investments and other assets	1,351	—
Uses and refunds of deposits for real estate assets	7,070	20,201
Proceeds from the settlement of property-related insurance claims	747	44
Line of credit advances to Cole REITs	(2,200)	—
Line of credit repayments from Cole REITs	3,800	6,250
Net cash provided by investing activities	120,987	136,927
Cash flows from financing activities:
Proceeds from mortgage notes payable	128	3,091
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(32,373)	(187,090)
Proceeds from credit facility	675,000	—
Payments on credit facility	(665,000)	—
Payments of deferred financing costs	(20,578)	(16)
Repurchases of common stock under the Share Repurchase Program	(50,154)	(518)
Repurchases of common stock to settle tax obligations	(2,148)	(1,698)
Distributions paid	(303,949)	(304,438)
Net cash used in financing activities	(399,074)	(490,669)
Net change in cash and cash equivalents and restricted cash	(18,524)	32,023

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents and restricted cash, beginning of period	64,036	301,470
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497

Cash and cash equivalents, and restricted cash, end of period	45,512	333,493
Less: cash and cash equivalents of discontinued operations	—	(2,538)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$45,512	$330,955
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479
Restricted cash at beginning of period	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497

Cash and cash equivalents at end of period	18,434	289,960
Restricted cash at end of period	27,078	40,995
Cash and cash equivalents and restricted cash at end of period	$45,512	$330,955

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited)

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of June 30, 2018 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 22, 2018. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2018, except any policies that are no longer applicable due to the Company’s sale of Cole Capital, as discussed in Note 4 —Discontinued Operations, and the Company adopted the Revenue ASUs, as defined in the “Revenue Recognition” and “Recent Accounting Pronouncements” sections herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of each of June 30, 2018 and December 31, 2017, there were approximately 23.7 million Limited Partner OP Units outstanding.

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
Direct financing lease income of $0.4 million and $0.8 million has been reclassified to rental income during the three and six months ended June 30, 2017, respectively, and investments in the Cole REITs, as defined in “Investment in Cole REITs” section herein, of $3.3 million has been reclassified as of December 31, 2017 to rent and tenant receivables and other assets, net from investment in unconsolidated entities to be consistent with the current year presentation.
In connection with the adoption of Accounting Standards Update ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), during the fourth quarter of fiscal year 2017, as discussed in the Company’s Annual Report on Form 10-K filed on February 22, 2018, certain reclassifications have been made to prior period balances to conform to current presentation in the consolidated statement of cash flows. Under ASU 2016-15, the Company reclassified $0.4 million of distributions received from equity method investments from cash flows provided by operating activities to cash flows provided by investing activities in the consolidated statement of cash flows for the six months ended June 30, 2017. The Company also

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

reclassified $44,000 of proceeds from the settlement of property-related insurance claims from cash flows provided by operating activities to cash flows provided by investing activities for the six months ended June 30, 2017. Under ASU 2016-18, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the consolidated statements of cash flows. Accordingly, for the six months ended June 30, 2017, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and removed the change in restricted cash from cash flows used in investing activities. This change resulted in an increase in cash flows provided by investing activities of $4.0 million during the six months ended June 30, 2017.
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
Revenue Recognition - Real Estate
Revenue recognized as rental income is not within the scope of Topic 606 and therefore was not impacted by its adoption. Upon adoption of ASU 2016-02, Leases (“ASU 2016-02”) on January 1, 2019, operating expense reimbursement revenue will be within the scope of Topic 606 and may be considered a non-lease component, as defined in ASU 2016-02. Refer to “Recent Accounting Pronouncements” section herein for further discussion regarding ASU 2016-02. Operating expense reimbursement revenue was not impacted by the adoption of Topic 606 for the three and six months ended June 30, 2018.
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
June 30, 2018 (Unaudited) – (Continued)

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
Revenue Recognition - Other
The Company entered into a services agreement (the “Services Agreement”) with the Cole Purchaser, as defined in Note 4 — Discontinued Operations, pursuant to which the Company will continue to provide certain services to the Cole Purchaser and the Cole REITs, including operational real estate support, for a specified period of time (“Transition Services Revenues”). Under the terms of the Services Agreement, the Company will be entitled to receive reimbursement for certain of the services provided. The Company recorded Transition Services Revenues as costs associated with providing such services were incurred, which coincided with the timing in which the performance obligations of the contract had been met. During the three months ended June 30, 2018, the Company incurred $4.9 million of costs as a result of providing such services and recognized revenues of $4.9 million. During the period from February 1, 2018 through June 30, 2018, the Company incurred $8.1 million of such costs and recognized revenues of $8.1 million, which are recorded in other income, net in the consolidated statement of operations.
The Company may also receive Net Revenue Payments, as defined in Note 4 — Discontinued Operations, over the next six years if future revenues of Cole Capital exceed a specified dollar threshold, up to an aggregate of $80.0 million in Net Revenue Payments. Net Revenue Payments represent variable consideration for which the performance obligation of closing on the Cole Capital sale has occurred but revenue recognition is constrained due to the large number and broad range of possible consideration amounts. Income will be recognized when any future Net Revenue Payments are realized.
Goodwill
In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. As of June 30, 2018 and December 31, 2017, the carrying value of goodwill was $1.3 billion.
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s annual testing date is during the fourth quarter. During the six months ended June 30, 2018 and 2017, management monitored the actual performance relative to the fair value assumptions used during the annual goodwill impairment testing. For the periods presented, management determined it remained more likely than not that the fair value was greater than its carrying value. Goodwill related to discontinued operations is discussed in Note 4 — Discontinued Operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
Litigation and other non-routine costs, net of insurance recoveries include the following costs (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$17,232	$14,354	$38,960	$27,025
Legal fees and expenses (2)	123	57	135	261
Litigation settlements (3)	90,000	—	90,000	—
Total costs incurred	107,355	14,411	129,095	27,286
Insurance recoveries	(268)	—	(268)	—
Total	$107,087	$14,411	$128,827	$27,286
___________________________________

(1)
Includes all fees and costs associated with various litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s board of directors (the “Audit Committee Investigation”), including fees and costs incurred pursuant to the Company’s advancement obligations, litigation related thereto and in connection with related insurance recovery matters.

(2)
Includes legal fees and expenses associated with litigation resulting from prior mergers and related insurance recovery matters and excludes amounts presented in income from discontinued operations, net of income taxes in the consolidated statements of operations.

(3)	For the three and six months ended June 30, 2018, includes a settlement payment of $90.0 million related to the Vanguard Action, as defined in Note 13 – Commitments and Contingencies.
Investment in Cole REITs
As of December 31, 2017, the Company owned equity investments in Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Credit Property Trust V, Inc. (“CCPT V” and collectively with CCPT IV, INAV, CCIT II and CCIT III, the “Cole REITs”). On February 1, 2018, the Company sold certain of its equity investments to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. Subsequent to the sale of Cole Capital and the adoption of ASU 2016-01, the Company carried these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, and any changes in the fair value were recognized in other income, net in the accompanying consolidated statement of operations for the six months ended June 30, 2018. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which required the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statement of operations for the three and six months ended June 30, 2017. The Company’s equity investments in the Cole REITs, consisting of $7.8 million and $3.3 million, are presented in rent and tenant receivables and other assets, net in the consolidated balance sheet as of June 30, 2018 and December 31, 2017, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Equity-based Compensation
The Company has an equity-based incentive award plan, which provides for the grant of stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, deferred stock units and dividend equivalent rights and other stock-based awards to non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period. As of June 30, 2018, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million restricted shares, net of the forfeiture of 3.7 million restricted shares through that date, 5.8 million restricted stock units, net of the forfeiture/cancellation of 1.3 million restricted stock units through that date, 0.5 million deferred stock units, and 2.8 million stock options, net of forfeiture/cancellation of approximately 40,000 stock options through that date, collectively representing 13.1 million shares of Common Stock.
During the three and six months ended June 30, 2018, the Company recorded $0.2 million and $0.3 million, respectively, of expense related to restricted shares of common stock, $1.2 million and $2.6 million, respectively, of expense related to time-based restricted stock units, and $1.5 million and $2.7 million, respectively, of expense related to long-term incentive-based restricted stock units. During each of the three and six months ended June 30, 2018, the Company recorded $1.0 million of expense related to deferred stock units and $0.2 million of expense related to stock options. As of June 30, 2018, total unrecognized compensation expense related to these awards was approximately $19.5 million, with an aggregate weighted-average remaining term of 2.0 years.
During the three and six months ended June 30, 2017, the Company recorded $0.5 million and $0.9 million, respectively, of expense related to restricted shares of common stock, $1.4 million and $2.5 million, respectively, of expense related to time-based restricted stock units and $1.8 million and $3.2 million, respectively, of expense related to long-term incentive-based restricted stock units. During each of the three and six months ended June 30, 2017, the Company recorded approximately $0.9 million of expense related to deferred stock units. During the three and six months ended June 30, 2017, there were no expenses recorded relating to stock options.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income (loss). An entity may choose to measure equity investments that do not have a readily determinable fair value at costs minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issue. ASU 2016-01 is effective for fiscal years, and interim periods within, beginning after December 15, 2017 and requires prospective treatment of equity securities without readily determinable fair values. The Company adopted ASU 2016-01 as of January 1, 2018 and recorded a $5.1 million gain, which is included in other income, net in the accompanying consolidated statements of operations, on measuring the Company’s investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to existing guidance, however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current U.S. GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income, however the FASB has announced it will re-evaluate this requirement. The Company currently does not record such expenses and the related operating expense reimbursement revenue. Upon adoption of ASU 2016-02, operating expense reimbursement revenue will be within the scope of Topic 606 and may be considered a non-lease component, as defined in ASU 2016-02, subject to certain proposed practical expedients. The Company expects the accounting for leases pursuant to which the Company is the lessee to change and is currently evaluating the impact. Leases pursuant to which the Company is the lessee primarily consist of approximately 25 corporate leases and approximately 200 ground leases.
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
In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods therein. The standard is applied prospectively to an award modified on or after the adoption date. The Company adopted ASU 2017-09 during the first quarter of fiscal year 2018, which had no impact on its consolidated financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the six months ended June 30, 2018, the Company acquired controlling financial interests in 19 commercial properties for an aggregate purchase price of $181.2 million (the “2018 Acquisitions”), which includes $2.1 million related to an outstanding tenant improvement allowance, for which the Company received a credit at close and $1.1 million of external acquisition-related expenses that were capitalized. During the six months ended June 30, 2017, the Company acquired a controlling interest in 54 commercial properties and three land parcels for an aggregate purchase price of $204.4 million (the “2017 Acquisitions”), which includes $1.3 million of external acquisition-related expenses that were capitalized and includes 22 properties acquired in a nonmonetary exchange.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Real estate investments, at cost:
Land	$37,732	$46,744
Buildings, fixtures and improvements	121,310	115,490
Total tangible assets	159,042	162,234
Acquired intangible assets:
In-place leases and other intangibles (1)	19,564	35,495
Above-market leases (2)	2,750	7,720
Assumed intangible liabilities:
Below-market leases (3)	(116)	(1,011)
Total purchase price of assets acquired	$181,240	$204,438
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 13.9 years and 14.9 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 10.8 years and 19.9 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 9.9 years and 17.2 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
July 1, 2018 - December 31, 2018	$547,756	$1,466
2019	1,091,898	2,508
2020	1,061,136	2,135
2021	1,023,029	2,011
2022	945,057	1,921
Thereafter	6,029,219	2,254
Total	$10,698,095	$12,295
____________________________________

(1)
Related to 26 properties which are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Property Dispositions and Real Estate Assets Held for Sale
During the six months ended June 30, 2018, the Company disposed of 77 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction as discussed in Note 9 – Debt, for an aggregate gross sales price of $181.6 million, of which our share was $175.5 million after the profit participation payments related to the disposition of 11 Red Lobster properties. The dispositions resulted in proceeds of $175.1 million after closing costs. The Company recorded a gain of $24.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the six months ended June 30, 2018, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $34.1 million, of which our share was $17.1 million based on our ownership interest in the joint venture, resulting in proceeds of $5.6 million after debt repayments of $20.4 million and closing costs. The Company recorded a gain of $0.7 million related to the sale and liquidation of the joint venture, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
During the six months ended June 30, 2017, the Company disposed of 87 properties, including four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction and 15 properties disposed of in connection with a nonmonetary exchange, for an aggregate gross sales price of $439.2 million, of which our share was $425.6 million after the profit participation payment related to the disposition of 20 Red Lobsters. The dispositions resulted in proceeds of $301.3 million after a mortgage loan assumption of $66.0 million and closing costs. Additionally, the Company’s tax provision for the six months ended June 30, 2017 included $1.7 million of Canadian tax gain on the gain on sale of certain Canadian properties. The Company recorded a gain of $55.6 million, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of June 30, 2018, there were 11 properties classified as held for sale with a carrying value of $29.9 million, included in assets related to real estate assets held for sale and discontinued operations, net in the accompanying consolidated balance sheet, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2017, there were 30 properties classified as held for sale. During the six months ended June 30, 2018, the Company recorded a loss of $1.1 million related to held for sale properties. During the six months ended June 30, 2017, the Company recorded a loss of $0.5 million related to held for sale properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	June 30, 2018	December 31, 2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $656,974 and $599,680, respectively	15.2	$1,032,490	$1,091,433
Leasing commissions, net of accumulated amortization of $3,662 and $2,902, respectively	11.0	14,075	13,876
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $97,005 and $88,335, respectively	16.2	219,808	241,449
Total intangible lease assets, net		$1,266,373	$1,346,758

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $82,824 and $73,916, respectively	18.6	$187,352	$198,551
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of June 30, 2018 (amounts in thousands):

	Remainder of 2018	2019	2020	2021	2022
In-place leases and other intangibles:
Total projected to be included in amortization expense	$67,835	$126,530	$119,230	$111,265	$97,063
Leasing commissions:
Total projected to be included in amortization expense	793	1,599	1,577	1,522	1,465
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	11,630	21,522	21,108	20,679	19,865
Below-market lease liabilities:
Total projected to be included in rental income	10,107	18,334	17,188	15,989	15,145
Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets with carrying values totaling $39.8 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $22.1 million resulting in impairment charges of $17.7 million during the six months ended June 30, 2018. The impairment charges relate to certain restaurant and retail properties that, during 2018, management identified for potential sale or determined, based on discussions with the current tenants, will not be re-leased.
During the six months ended June 30, 2017, net real estate assets with carrying values totaling $74.5 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $50.0 million, resulting in impairment charges of $24.5 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the consolidated joint venture had total assets of $32.7 million and $33.7 million, of which $30.2 million and $30.7 million, respectively, were real estate investments, net of accumulated depreciation and amortization. As of June 30, 2018 and December 31, 2017, the property was secured by a mortgage note payable of $14.9 million, which was non-recourse to the Company. The Company has the ability to control operating and financial policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. The partner’s share of the loss from the consolidated joint venture was $16,000 and $56,000 for the three and six months ended June 30, 2018, respectively.
As of June 30, 2017, the Company had interests in two consolidated joint ventures. The partners’ share of the two consolidated joint ventures’ loss was $14,000 and $21,000 for the three and six months ended June 30, 2017, respectively.
Unconsolidated Joint Ventures
As of June 30, 2018, the Company held an investment in an unconsolidated joint venture that owned one property with a carrying value of $34.0 million. During the six months ended June 30, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein. As of December 31, 2017, the Company held investments in two unconsolidated joint ventures that each owned one property with an aggregate carrying value of $39.5 million.
The Company had a 90% legal ownership interest in the unconsolidated joint venture at June 30, 2018 and December 31, 2017 and accounts for its investment using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint venture. During the three and six months ended June 30, 2018 the Company recognized $0.3 million and $0.7 million of net income, respectively, from unconsolidated joint ventures. During the three and six months ended June 30, 2017, the Company recognized $0.6 million and $0.9 million of net income, respectively, from two unconsolidated joint ventures. The Company’s legal ownership interest may, at times, not equal the Company’s economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
The carrying amount of the unconsolidated joint venture was greater than the underlying equity in net assets by $4.9 million and $5.0 million as of June 30, 2018 and December 31, 2017, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy. The Company and the unconsolidated joint venture partner are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The following is a summary of the financial information for discontinued operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2018	2017	2018	2017
Offering-related fees and reimbursements	$—	$4,523	$1,027	$8,839
Transaction service fees and reimbursements	—	4,140	334	8,146
Management fees and reimbursements	—	18,845	6,452	37,236
Total revenues	$—	$27,508	$7,813	$54,221
Operating expenses:
Cole Capital reallowed fees and commissions	—	2,874	602	5,534
Transaction costs (1)	—	—	(654)	—
General and administrative	—	14,437	4,450	30,354
Amortization of intangible assets	—	4,140	—	8,280
Total operating expenses	—	21,451	4,398	44,168
Operating income	—	6,057	3,415	10,053
Other income, net	—	4	—	9
Gain (loss) on disposition (2)	224	—	(1,785)	—
Income before taxes	224	6,061	1,630	10,062
Benefit from (provision for) income taxes	—	(1,425)	2,095	(2,571)
Income from discontinued operations	$224	$4,636	$3,725	$7,491
____________________________________

(1)	The negative balance for the six months ended June 30, 2018 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(2)
The positive balance for the three months ended June 30, 2018 is a result of estimated expenses used to calculate the loss on disposition in prior periods that exceeded actual expenses incurred. The Company recognized a loss on classification as held for sale of $20.0 million during the three months ended December 31, 2017.

Assets related to discontinued operations as of December 31, 2017 were $125.7 million.
The following is a summary of cash flows related to discontinued operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows related to discontinued operations:
Cash flows (used in) from operating activities	$(10,438)	$18,013
Cash flows from investing activities	$122,915	$—
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The following tables detail the unrealized gains and losses on investment securities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$38,420	$598	$(3,529)	$35,489

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$43,006	$895	$(2,927)	$40,974
As of June 30, 2018 and December 31, 2017, the Company owned six and eight commercial mortgage-backed securities (“CMBS”), respectively, with an estimated aggregate fair value of $35.5 million and $41.0 million, respectively. During the six months ended June 30, 2018, two CMBS with a combined carrying value of $1.0 million at December 31, 2017, were paid in full or reached maturity. The Company generally receives monthly payments of principal and interest on the CMBS. As of June 30, 2018, the Company earned interest on the CMBS at rates ranging between 5.9% and 9.0%. As of June 30, 2018, the fair value of five CMBS were below their amortized cost. In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the Company expects to recover the entire amortized cost basis of the security. The Company believes that none of the unrealized losses on investment securities are other-than-temporary as management expects the Company will fully recover the entire amortized cost basis of all securities. As of June 30, 2018, the Company had no other-than-temporary impairment losses.
The scheduled maturity of the Company’s CMBS as of June 30, 2018 are as follows (in thousands):

	June 30, 2018
	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after one year through five years	13,700	14,279
Due after five years through 10 years	24,720	21,210
Due after 10 years	—	—
Total	$38,420	$35,489
Note 6 – Mortgage Notes Receivable
As of June 30, 2018, the Company owned eight mortgage notes receivable with a weighted-average interest rate of 6.2% and weighted-average years to maturity of 12.2 years. The following table details the mortgage notes receivable as of June 30, 2018 (dollar amounts in thousands):

Outstanding Balance	Carrying Value	Interest Rate Range			Maturity Date Range
$22,082	$19,855	5.9%	–	6.8%	December 2026	–	January 2033
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to June 30, 2018 (in thousands):

Outstanding Balance
Due within one year	$960
Due after one year through five years	4,587
Due after five years through 10 years	7,125
Due after 10 years(1)	13,146
Total	$25,818
____________________________________

(1)	Includes additional $3.7 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to June 30, 2018.
Note 7 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, net (1)	$39,236	$36,921
Straight-line rent receivable, net (2)	250,795	230,529
Deferred costs, net (3)	21,474	5,746
Prepaid expenses	8,428	6,493
Leasehold improvements, property and equipment, net (4)	10,890	12,089
Restricted escrow deposits	4,573	4,995
Income tax receivable	2,139	3,213
Investment in Cole REITs	7,844	3,264
Other amounts due from Cole REITs (5)	63	—
Other assets, net (6)	5,721	5,003
Total	$351,163	$308,253
___________________________________

(1)
In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets and bad debt expense in property operating expenses in the consolidated statements of operations. Allowance for uncollectible accounts was $5.5 million and $6.3 million as of June 30, 2018 and December 31, 2017, respectively. The Company suspends revenue recognition when the collectability of amounts due pursuant to a lease is no longer reasonably assured.  As of June 30, 2018 and December 31, 2017, the allowance related to suspended revenue recognition was $9.0 million and $12.6 million, respectively.

(2)	Allowance for uncollectible accounts included in straight-line rent receivable, net was $1.1 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively.

(3)
Amortization expense for deferred costs related to the revolving credit facilities totaled $2.1 million and $2.6 million for the three months ended June 30, 2018 and 2017, respectively, and $4.7 million and $5.2 million for the six months ended June 30, 2018 and 2017, respectively. Accumulated amortization for deferred costs related to the Revolving Credit Facility, as defined in Note 9 – Debt, was $45.0 million and $40.3 million as of June 30, 2018 and December 31, 2017, respectively.

(4)
Amortization expense for leasehold improvements totaled $0.3 million for each of the three months ended June 30, 2018 and 2017 and $0.6 million for each of the six months ended June 30, 2018 and 2017. Accumulated amortization was $5.3 million and $4.7 million as of June 30, 2018 and December 31, 2017, respectively. Depreciation expense for property and equipment totaled $0.4 million for each of the three months ended June 30, 2018 and 2017 and $0.8 million for each of the six months ended June 30, 2018 and 2017.

(5)	As of December 31, 2017, the Cole REITs were considered affiliates of the Company and $6.0 million was included in due from affiliates, net in the accompanying consolidated balance sheets.

(6)	Net of $2.7 million and $1.8 million of interest receivable reserves as of June 30, 2018 and December 31, 2017.
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
June 30, 2018 (Unaudited) – (Continued)

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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2018. The Company expects that changes in classifications between levels will be infrequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2018
Assets:
CMBS	$—	$—	$35,489	$35,489
Derivative assets	—	820	—	820
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$—	$820	$43,333	$44,153

	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
CMBS	$—	$—	$40,974	$40,974
Derivative assets	—	627	—	627
Total assets	$—	$627	$40,974	$41,601
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2018 and 2017 (in thousands):

	CMBS	Investment in Cole REITs (1)
Balance as of December 31, 2017	$40,974	$3,264
Total gains and losses
Unrealized loss included in other comprehensive income, net	(899)	—
Realized loss included in other income, net	(34)	—
Unrealized gain included in other income, net	—	5,102
Purchases, issuance, settlements
Return of principal received	(4,632)	—
Amortization included in net income, net	80	—
Sale of investments	—	(522)
Ending Balance, June 30, 2018	$35,489	$7,844
____________________________________

(1)
As discussed in Note 2 – Summary of Significant Accounting Policies , as of December 31, 2017, the Company accounted for its investment in Cole REITs using the equity method of accounting. Subsequent to the sale of Cole Capital, the Company retained interests in CCIT II, CCIT III and CCPT V, which were carried at fair value as of June 30, 2018.

CMBS
Balance as of December 31, 2016	$47,215
Total gains and losses
Unrealized loss included in other comprehensive income, net	(263)
Purchases, issuance, settlements
Return of principal received	(3,771)
Amortization included in net income, net	(931)
Ending Balance, June 30, 2017	$42,250

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The fair values of the Company’s financial instruments that are not reported at fair value in the consolidated balance sheets are reported below (dollar amounts in thousands):

	Level	Carrying Amount at June 30, 2018	Fair Value at June 30, 2018	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Assets:
Mortgage notes receivable	3	$19,855	$22,688	$20,294	$28,272

Liabilities (1):
Mortgage notes payable and other debt, net	2	$2,042,936	$2,068,169	$2,095,690	$2,144,522
Corporate bonds, net	2	2,849,124	2,818,598	2,848,768	2,922,027
Convertible debt, net	2	994,860	1,004,892	992,218	1,012,349
Credit facility	2	195,000	195,000	185,000	185,000
Total liabilities		$6,081,920	$6,086,659	$6,121,676	$6,263,898
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Investments
As discussed in Note 3 – Real Estate Investments and Related Intangibles, during the six months ended June 30, 2018, net real estate assets representing 31 properties were deemed to be impaired and their carrying values totaling $39.8 million were reduced to their estimated fair value of $22.1 million, resulting in impairment charges of $17.7 million. During the six months ended June 30, 2017, net real estate assets related to 38 properties with carrying values totaling $74.5 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $50.0 million resulting in impairment charges of $24.5 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2018, the Company used a range of discount rates from 7.4% to 7.5% with a weighted-average rate of 7.4% and capitalization rates from 6.9% to 7.7% with a weighted-average rate of 7.5%.
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Properties impaired	31	38

Asset classes impaired:
Investment in real estate assets, net	$17,718	$23,964
Investment in direct financing leases, net	—	553
Below-market lease liabilities, net	(18)	(23)
Total impairment loss	$17,700	$24,494

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Note 9 – Debt
As of June 30, 2018, the Company had $6.0 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.0 years and a weighted-average interest rate of 4.2%. The following table summarizes the carrying value of debt as of June 30, 2018 and December 31, 2017, and the debt activity for the six months ended June 30, 2018 (in thousands):

		Six Months Ended June 30, 2018
	Balance as of December 31, 2017	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2018
Mortgage notes payable:
Outstanding balance	$2,071,038	$128	$(48,573)	$—	$2,022,593
Net premiums (1)	24,652	—	(47)	(4,262)	20,343
Deferred costs	(12,998)	—	—	1,233	(11,765)
Mortgages and other debt, net	2,082,692	128	(48,620)	(3,029)	2,031,171
Corporate bonds:
Outstanding balance	2,850,000	—	—	—	2,850,000
Discount (2)	(1,232)	—	—	356	(876)
Deferred costs	(27,274)	—	—	2,326	(24,948)
Corporate bonds, net	2,821,494	—	—	2,682	2,824,176
Convertible debt:
Outstanding balance	1,000,000	—	—	—	1,000,000
Discount (2)	(7,782)	—	—	2,642	(5,140)
Deferred costs	(7,960)	—	—	3,001	(4,959)
Convertible debt, net	984,258	—	—	5,643	989,901
Credit facility	185,000	675,000	(665,000)	—	195,000

Total debt	$6,073,444	$675,128	$(713,620)	$5,296	$6,040,248
____________________________________

(1)
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

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of June 30, 2018 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt (4)	469	$4,025,324	$2,007,698	4.89%		3.8
Variable-rate debt	1	32,984	14,895	5.33%	(5)	0.1
Total	470	$4,058,308	$2,022,593	4.89%		3.8
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Includes $51.0 million of variable-rate debt fixed by way of interest rate swap arrangements.

(5)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of June 30, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At June 30, 2018, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
On April 12, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of the mortgage loan, secured by one property, with an outstanding balance of $16.2 million at the time of default and conveyed all interest in the property to satisfy the mortgage loan. As a result of the deed-in-lieu of foreclosure transaction, the Company recognized a gain on forgiveness of debt of $5.2 million, which is included in gain on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to June 30, 2018 (in thousands):

Total
July 1, 2018 - December 31, 2018	$50,005
2019	222,789
2020	265,186
2021	352,770
2022	314,839
Thereafter	817,004
Total	$2,022,593
Corporate Bonds
As of June 30, 2018, the OP had $2.85 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance June 30, 2018	Interest Rate	Maturity Date
2019 Senior Notes	$750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$2,850,000	4.033%
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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of June 30, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
____________________________________

(1)
Excludes the carrying value of the conversion options recorded within additional paid-in capital of $28.6 million and the unamortized discount of $5.1 million as of June 30, 2018. The discount will be amortized over the remaining weighted average term of 1.0 years.

(2)
Conversion rate represents the amount of the General Partner OP Units per $1,000 principal amount of Convertible Notes that would be converted as of June 30, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments.

The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. There were no changes to the terms of the Convertible Notes and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of June 30, 2018.
Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured delayed-draw term loan facility (the “Delayed-Draw Term Loan”, together with the Revolving Credit Facility, the “Credit Facility”). In connection with entering into the Credit Agreement, the OP repaid all of the outstanding obligations under the amended and restated credit agreement dated as of June 30, 2014 (as amended, the “2014 Credit Agreement”) and the 2014 Credit Agreement was terminated. The 2014 Credit Agreement provided for a $2.3 billion revolving credit facility and was scheduled to terminate on June 30, 2018.
As of June 30, 2018, the outstanding balance under the Revolving Credit Facility was $195.0 million. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of June 30, 2018, no amounts had been drawn on the Delayed-Draw Term Loan.
The Revolving Credit Facility generally bears interest at an annual rate of London Inter-Bank Offer Rate (“LIBOR”) plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Delayed-Draw Term Loan generally bears interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will terminate, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Revolving Credit Facility terminates on May 23, 2022, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for two six-month extension options with respect to the Revolving Credit Facility, exercisable at the OP’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. Any term loans outstanding under the Delayed-Draw Term Loan mature on May 23, 2023. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a facility fee equal to 0.10% to 0.30% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the Revolving Credit Facility. In addition, the OP incurs a ticking fee equal to 0.25% multiplied by unused commitments in respect of the Delayed-

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Draw Term Loan. The OP also incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2018.
In connection with entering into the Credit Agreement, the Company capitalized an aggregate $20.7 million in lender fees and third-party costs in respect of the Revolving Credit Facility and the Delayed-Draw Term Loan, which will be amortized over the respective terms. Deferred financing costs, net of accumulated amortization, are included in rent and other tenant receivables and other assets, net in the accompanying consolidated balance sheets.
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
As of June 30, 2018 and December 31, 2017, the Company had no interest rate derivatives that were designated as cash flow hedges of interest rate risk. During the three and six months ended June 30, 2018, one loan associated with one derivative instrument not designated as a hedge with a notional value of $27.4 million and $27.6 million at the respective settlement date, was repaid in full. As of June 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Swap	June 30, 2018	December 31, 2017
Number of Instruments	1	2
Notional Amount	$51,015	$78,949
The table below presents the fair value of the Company’s derivative financial instruments not designated as a hedge as well as their classification in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps	Rent and tenant receivables and other assets, net	$820	$627
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the requirements to be classified as hedging instruments. A gain of $0.1 million and $0.4 million for the three and six months ended June 30, 2018, respectively, related to the change in the fair value of derivatives not designated as hedging instruments was recorded in gain on derivative instruments, net in the accompanying consolidated statements of operations. The Company recorded a loss of $0.1 million and $4,700 for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2017, the Company had interest rate derivatives that were designated as cash flow hedges of interest rate risk and recorded a gain of $0.7 million and $1.4 million, respectively, in earnings related to the ineffective portion of the change in fair value of these derivatives, which is included in gain on derivative instruments, net in the accompanying consolidated statement of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2018 and December 31, 2017 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2018	$820	$—	$—	$820	$—	$—	$—	$820
December 31, 2017	$627	$—	$—	$627	$—	$—	$—	$627
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
Effect of hedge accounting on the Condensed Consolidated Statements of Income
As discussed in Note 2 – Summary of Significant Accounting Policies, ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than separately recognizing any ineffective portion directly in earnings. The following table summarizes the gains from hedging activities recognized in the accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reclassification of previous unrealized loss on interest rate derivatives into net income	$56	$240	$161	$710
Total interest expense presented in the consolidated statements of operations in which the effects of cash flow hedges are recorded	$70,320	$73,621	$140,745	$147,364

Amount of gain recognized in income on cash flow hedges	$105	$592	$378	$1,416

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Note 11 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures:
Cash paid for interest	$59,136	$137,477
Cash paid for income taxes	$4,919	$8,365
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$4,490	$2,582
Accrued deferred financing costs	$98	$—
Accrued repurchases of common stock to settle tax obligation	$—	$208
Distributions declared and unpaid	$142,494	$143,420
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$16,200	$38,315
Mortgage notes payable assumed in real estate disposition	$—	$66,000
Nonmonetary Exchanges:
Real estate investments received	$—	$50,212
Real estate investments relinquished and gain on disposition	$—	$(47,474)
Rent and tenant receivables, intangible lease liability and other assets, net	$—	$(2,519)
Real estate investments received from a ground lease expiration	$—	$259
Note 12 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued interest	$46,055	$47,116
Accrued real estate taxes	28,756	26,131
Accrued legal fees	33,602	30,854
Accounts payable	2,661	2,570
Accrued other	30,672	29,803
Total	$141,746	$136,474
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
June 30, 2018 (Unaudited) – (Continued)

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
The United States Attorney’s Office has indicated that it does not intend to bring criminal charges against the Company arising from its investigation. In March 2018, investigative staff of the SEC’s enforcement division inquired whether the Company wishes to discuss a resolution of potential civil charges the SEC may bring with respect to certain matters investigated by the staff stemming from the announcement made on October 29, 2014. The Company has been cooperating with the SEC staff’s investigation since its inception and is engaged in such discussions with the staff. The timing and substance of the ultimate resolution of these discussions is unknown.
As discussed below, the Company and certain of its former officers and directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, derivative actions, and individual actions seeking money damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona.
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Certain defendants, including the Company and the OP, filed motions to dismiss the second amended class action complaint (or portions thereof), which were granted in part and denied in part by the court. The Company and the OP answered the second amended class action complaint on July 29, 2016. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. Discovery is ongoing. Plaintiffs in the SDNY Consolidated Securities Class Action filed a motion for class certification and a hearing on the motion was held on August 24, 2017. On August 31, 2017, the court issued an order granting plaintiffs’ motion for class certification. Defendants’ petitions seeking leave to appeal the court’s order granting class certification were denied on January 24, 2018. During a status conference with the court on June 11, 2018, the court ordered that all fact depositions should be completed by the end of 2018 and set a trial date for September 9, 2019. The next status conference with the court is scheduled for November 29, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The Company, certain of its former officers and directors, and the OP, among others, have also been named as defendants in additional individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307; Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; and Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975 (the “Fir Tree Action”) (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. Discovery in the Opt-Out Actions is being coordinated with discovery in the SDNY Consolidated Securities Class Action. On March 28, 2018, plaintiffs in the Opt-Out Actions filed a motion for partial summary judgment against the Company as to certain elements of certain of the alleged claims. On July 12, 2018, the court denied the plaintiffs’ motion with leave to refile after discovery is completed. On July 27, 2018, an individual securities fraud action was filed in the United States District Court for the Southern District of New York captioned Cohen & Steers Institutional Realty Shares, Inc. et al v. American Realty Capital Properties, Inc. et al., No. 18-cv-06770, asserting claims similar to those in the Opt-Out Actions.  The Company has not yet responded to the complaint.
On October 27, 2015, the Company and certain of its former officers, among others, were named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”, and such plaintiffs, “Plaintiffs”). The Vanguard Action asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities.  On June 7, 2018, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) to settle the Vanguard Action. Pursuant to the terms of the Settlement Agreement, the Plaintiffs filed a motion to dismiss all claims against the Company and the other defendants with prejudice and the Company paid Plaintiffs the sum of $90 million in connection with the settlement of the claims, which is recorded in “Litigation and other non-routine costs, net of insurance recoveries” in the accompanying consolidated statement of operations for the three and six months ended June 30, 2018. The Settlement Agreement contains mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in the Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Settlement Agreement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. On June 19, 2018, the court entered an order dismissing all of Vanguard’s claims with prejudice. Vanguard’s holdings accounted for approximately 13 percent of the Company’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions. In light of the fact that the Vanguard lawsuit was proceeding in a different federal district court than the other related pending cases, the Company believes that if the Vanguard lawsuit continued, it could have found itself facing successive trials on similar factual and legal issues that could have subjected the Company to increased legal risk.
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
June 30, 2018 (Unaudited) – (Continued)

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
There can be no assurance as to whether or how the Vanguard settlement may affect any potential future resolution of any other pending lawsuit, the timing of any such resolution, or the amount at which any other matter may be resolved. The Company has not reserved amounts for the SEC investigation, the on-going class action and the remaining opt out litigations discussed above either because it has not concluded that a loss is probable in the particular matter or because it believes that a loss is probable but that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The Company is currently unable to reasonably estimate a range of reasonably possible loss because these matters involve significant uncertainties, including, but not limited to, the complexity of the facts, the legal theories and the nature of the claims, the information to be produced in discovery, as well as the methodology for determining damages for each of the different types of claims. The ultimate resolution of these litigation matters, the timing and substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
July 1, 2018 - December 31, 2018	$7,083	$2,254
2019	14,219	4,446
2020	13,997	4,451
2021	13,715	4,387
2022	13,929	4,419
Thereafter	212,479	3,996
Total	$275,422	$23,953

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Purchase Commitments
The Company enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets. As of June 30, 2018, the Company was a party to 13 purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 13 properties, subject to meeting certain criteria, for an aggregate purchase price of $244.5 million, exclusive of closing costs. As of June 30, 2018, the Company had $4.6 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. In accordance with the Services Agreement, the Company will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 14 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of June 30, 2018, the General Partner had approximately 967.5 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 967.5 million General Partner OP Units issued and outstanding as of June 30, 2018, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of June 30, 2018, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of June 30, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Limited Partner OP Units
As of each of June 30, 2018 and December 31, 2017, the Operating Partnership had approximately 23.7 million Limited Partner OP Units outstanding.
As of June 30, 2018, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
The Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2018 on May 3, 2018 to stockholders of record as of June 29, 2018, which was paid on July 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warranted (the “2017 Share Repurchase Program”). On May 3, 2018, the Company’s board of directors terminated the 2017 Share Repurchase Program and authorized a new program (the “2018 Share Repurchase Program”), collectively with the 2017 Share Repurchase Program (the “Share Repurchase Programs”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. Repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Programs do not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions.
During the period from January 1, 2018 through May 2, 2018, the Company repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94 for an aggregate purchase price of $44.6 million as part of the 2017 Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. During the period from May 12, 2017 through December 31, 2017, the Company repurchased approximately 69,000 shares of Common Stock in multiple open market transactions, at a weighted average share price of $7.50 for an aggregate purchase price of $0.5 million, for an aggregate of $45.1 million of shares repurchased as part of the 2017 Share Repurchase Program.
From May 3, 2018 through June 30, 2018, the Company repurchased approximately 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. As of June 30, 2018, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program. Additional shares of Common Stock repurchased by the Company under the 2018 Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan, certain participants have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the six months ended June 30, 2018, the General Partner repurchased approximately 0.3 million shares to satisfy the federal and state tax withholding obligations on behalf of employees that made this election.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) for the period from January 1, 2018 through February 1, 2018 and the three and six months ended June 30, 2017 and revenue earned from unconsolidated joint ventures for the three and six months ended June 30, 2018 and 2017 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018 (1)	2017
Offering-related fees and reimbursements
Selling commissions (2)	$—	$2,343	$407	$4,520
Dealer manager and distribution fees (3)	—	1,235	431	2,488
Reimbursement revenue	—	945	189	1,831
Offering-related fees and reimbursements	—	4,523	1,027	8,839

Transaction service fees and reimbursements
Acquisition fees	—	3,373	119	6,645
Reimbursement revenues	—	767	215	1,501
Transaction service fees and reimbursements	—	4,140	334	8,146

Management fees and reimbursements
Asset and property management fees and leasing fees (4)	34	52	86	105
Advisory and performance fee revenue	—	14,162	5,023	27,786
Reimbursement revenues	—	4,683	1,429	9,450
Management fees and reimbursements	34	18,897	6,538	37,341

Interest income on Affiliate Lines of Credit	—	73	28	197

Total related party revenues	$34	$27,633	$7,927	$54,523
___________________________________

(1)	Represents the revenue earned during the period from January 1, 2018 through January 31, 2018.

(2)	The Company reallowed 100% of selling commissions to participating broker-dealers from January 1, 2018 through January 31, 2018 and during the three and six months ended June 30, 2017.

(3)
During the six months ended June 30, 2018, the Company reallowed $0.2 million of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement. During the three and six months ended June 30, 2017, the Company reallowed $0.5 million and $1.0 million, respectively, of such fees.

(4)	Represents asset and property management fees and leasing fees related to properties owned through the Company’s unconsolidated joint ventures.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Investment in the Cole REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the six months ended June 30, 2018, to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. As of June 30, 2018 and December 31, 2017, the Company owned aggregate equity investments of $7.8 million and $3.3 million, respectively, in the Cole REITs. As discussed in Note 2 – Summary of Significant Accounting Policies, subsequent to the sale of Cole Capital and the adoption of ASU 2016-01, the Company carries these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheet as of June 30, 2018 and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations for the three and six months ended June 30, 2018. During the six months ended June 30, 2018, the Company recognized a gain of $5.1 million related to the change in fair value from the carrying value at December 31, 2017, which is included in other income, net in the accompanying consolidated statement of operations. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statement of operations for the three and six months ended June 30, 2017. During the three and six months ended June 30, 2017, the Company recognized a net loss of $0.1 million and $0.5 million from the Cole REITs, respectively.
Due to Cole REITs
As of June 30, 2018, approximately $11,000 was due to the Cole REITs, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. As of December 31, 2017, due to affiliates was $0.1 million, related to amounts due to the Cole REITs, which is included in due to affiliates, net in the accompanying consolidated balance sheet.
Due from Cole REITs
As of June 30, 2018, approximately $63,000 was expected to be collected from the Cole REITs, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below. As of December 31, 2017, $4.4 million was expected to be collected from affiliates, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”). The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and was originally scheduled to mature on September 22, 2017. On March 28, 2017, CCI III OP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. As of June 30, 2018, the Subordinate Promissory Note had an interest rate of 5.9% and no amounts were outstanding. As of December 31, 2017, $1.6 million was outstanding, which is included in due from affiliates, net in the accompanying consolidated balance sheet.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three and six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Loss) income from continuing operations	$(74,691)	$29,550	$(45,655)	$41,485
Noncontrolling interests’ share in continuing operations	1,802	(671)	1,144	(954)
Net (loss) income from continuing operations attributable to the General Partner	(72,889)	28,879	(44,511)	40,531
Dividends to preferred shares and units	(17,973)	(17,973)	(35,946)	(35,946)
Net (loss) income from continuing operations available to the General Partner	(90,862)	10,906	(80,457)	4,585
Earnings allocated to participating securities	(11)	(212)	(22)	(391)
Income from discontinued operations, net of income taxes	224	4,636	3,725	7,491
Income from discontinued operations attributable to limited partners	(5)	(107)	(89)	(176)
Net (loss) income available to common stockholders used in basic net (loss) income per share	(90,654)	15,223	(76,843)	11,509
Income attributable to limited partners	—	792	—	1,151
Net (loss) income available to common stockholders used in diluted net (loss) income per share	$(90,654)	$16,015	$(76,843)	$12,660

Weighted average number of common stock outstanding - basic	968,192,162	974,160,295	970,398,002	974,005,811
Effect of Limited Partner OP Units and dilutive securities	—	23,933,215	—	24,019,403
Weighted average number of common shares - diluted	968,192,162	998,093,510	970,398,002	998,025,214

Basic and diluted net (loss) income per share from continuing operations attributable to common stockholders	$(0.09)	$0.01	$(0.08)	$0.01
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$0.00	$0.01	$0.00	$0.01
Basic and diluted net (loss) income per share attributable to common stockholders	$(0.09)	$0.02	$(0.08)	$0.01
For the three and six months ended June 30, 2018, diluted net loss per share attributable to common stockholders excludes approximately 186,000 and 215,000 weighted average unvested restricted shares and restricted stock units, respectively, 23.7 million OP Units each period and 2.8 million and 2.0 million weighted average stock options, respectively, as the effect would have been antidilutive.
For the three and six months ended June 30, 2017, diluted net income per share attributable to common stockholders excludes approximately 36,000 and 78,000 weighted average unvested restricted shares, respectively, as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three and six months ended June 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Loss) income from continuing operations	$(74,691)	$29,550	$(45,655)	$41,485
Noncontrolling interests’ share in continuing operations	16	14	56	21
Net (loss) income from continuing operations attributable to the Operating Partnership	$(74,675)	$29,564	$(45,599)	$41,506
Dividends to preferred units	(17,973)	(17,973)	(35,946)	(35,946)
Net (loss) income from continuing operations available to the Operating Partnership	(92,648)	11,591	(81,545)	5,560
Earnings allocated to participating units	(11)	(212)	(22)	(391)
Income from discontinued operations, net of income taxes	224	4,636	3,725	7,491
Net (loss) income available to common unitholders used in basic and diluted net loss per unit	$(92,435)	$16,015	$(77,842)	$12,660

Weighted average number of common units outstanding - basic	991,914,486	997,908,642	994,133,266	997,754,158
Effect of dilutive securities	—	184,868	—	271,056
Weighted average number of common units - diluted	991,914,486	998,093,510	994,133,266	998,025,214

Basic and diluted net (loss) income per unit from continuing operations attributable to common unitholders	$(0.09)	$0.01	$(0.08)	$0.01
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$0.00	$0.01	$0.00	$0.01
Basic and diluted net (loss) income per unit attributable to common unitholders	$(0.09)	$0.02	$(0.08)	$0.01
For the three and six months ended June 30, 2018, diluted net loss per unit attributable to common unitholders excludes approximately 186,000 and 215,000 unvested restricted shares and restricted stock units, respectively, and 2.8 million and 2.0 million weighted average stock options as the effect would have been antidilutive.
For the three and six months ended June 30, 2017, diluted net income per unit attributable to common unitholders excludes approximately 36,000 and 78,000 weighted average unvested restricted shares, respectively, as the effect would have been antidilutive.
Note 17 – Subsequent Events
The following events occurred subsequent to June 30, 2018:
Real Estate Investment Activity
From July 1, 2018 through July 26, 2018, the Company disposed of 10 properties for an aggregate gross sales price of $43.1 million, of which the Company’s share was $39.3 million and an estimated gain of $7.3 million. In addition, the Company acquired 14 properties for an aggregate purchase price of $74.2 million, excluding capitalized external acquisition-related expenses.
Convertible Debt
On August 1, 2018, the Company repaid $597.5 million of principal outstanding related to the 2018 Convertible Notes, plus accrued and unpaid interest thereon, which was funded using borrowings under the Revolving Credit Facility.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Common Stock Dividend
On August 2, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2018 to stockholders of record as of September 28, 2018, which will be paid on October 15, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On August 2, 2018, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for October 2018 through December 2018 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
September 15, 2018 - October 14, 2018	October 1, 2018	October 15, 2018
October 15, 2018 - November 14, 2018	November 1, 2018	November 15, 2018
November 15, 2018 - December 14, 2018	December 1, 2018	December 17, 2018

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

•
We are subject to risks associated with pending government investigations relating to the findings of the Audit Committee Investigation and related litigation, including the expense of such investigations and litigation and any potential payments upon resolution.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes and the terms of the Credit Facility.

•	Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	Compliance with the REIT annual distribution requirements may limit our operating flexibility.

•	We may be unable to retain or hire key personnel.
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
When we refer to “operating properties” we mean properties owned by the Company, omitting properties for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation (the “Excluded Properties”). During the three and six months ended June 30, 2018, one vacant industrial property was considered an Excluded Property. The Company entered into a deed-in-lieu of foreclosure agreement and conveyed its interest in this property to the lender in April 2018. As of June 30, 2018, there were no Excluded Properties. During the three and six months ended June 30, 2017, Excluded Properties included two vacant office properties and five industrial properties, two of which were vacant.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 4,033 retail, restaurant, office and industrial operating properties with an aggregate 94.6 million square feet, of which 98.8% was leased as of June 30, 2018, with a weighted-average remaining lease term of 9.1 years.
As discussed in Note 4 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.

Operating Highlights and Key Performance Indicators
2018 Activity

•
Acquired controlling financial interests in 19 commercial properties for an aggregate purchase price of $181.2 million, which includes $1.1 million of external acquisition-related expenses that were capitalized.

•
Disposed of 77 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $215.7 million, of which the Company’s share was $192.6 million, resulting in consolidated proceeds of $180.7 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. The Company recorded a gain of $24.9 million related to the sales.

•
Entered into the Credit Agreement which allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Delayed-Draw Term Loan. In connection with entering into the Credit Agreement, the existing 2014 Credit Agreement was terminated.

•	Total secured debt decreased by $48.4 million, from $2.07 billion to $2.02 billion.

•	Declared a quarterly dividend of $0.1375 per share of common stock for the second quarter of 2018, representing an annualized dividend rate of $0.55 per share.

•	Sold substantially all of Cole Capital for approximately $120.0 million paid in cash at closing.

•
Repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94, for an aggregate purchase price of $44.6 million, as part of the 2017 Share Repurchase Program and 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program.

•	Entered into a Settlement Agreement in connection with the Vanguard Action, which included a settlement payment of $90.0 million.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of June 30, 2018, based on annualized rental income of $1.2 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties, excluding properties owned through our unconsolidated joint ventures as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Portfolio Metrics
Operating properties	4,033	4,105
Rentable square feet (in millions)	94.6	91.1
Economic occupancy rate (1)	98.8%	98.6%
Investment-grade tenants (2)	42.7%	40.7%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties, excluding properties owned through our unconsolidated joint ventures, as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Economic Metrics
Weighted-average lease term (in years) (1)	9.1	9.5
Lease rollover: (1)(2)
Annual average	5.1%	4.5%
Maximum for a single year	7.5%	7.7%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of June 30, 2018.

(2)	Through the end of the next five years as of the respective reporting date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Financial Metrics
Revenues (1)	$315,664	$308,245	$630,738	$629,143
Operating (loss) income (1)	$(15,954)	$49,105	$58,610	$124,079
(Loss) income from continuing operations	$(74,691)	$29,550	$(45,655)	$41,485
Income from discontinued operations, net of income taxes	$224	$4,636	$3,725	$7,491

(Loss) income from continuing operations attributable to common stockholders per diluted share (2)	$(0.09)	$0.01	$(0.08)	$0.01
Income from discontinued operations attributable to common stockholders per diluted share (2)	$0.00	$0.01	$0.00	$0.01
Net (loss) income attributable to common stockholders per diluted share (2)	$(0.09)	$0.02	$(0.08)	$0.01

FFO attributable to common stockholders and limited partners from continuing operations (3)	$77,019	$166,807	$241,710	$334,017
FFO attributable to common stockholders and limited partners from discontinued operations (3)	224	4,636	3,725	7,491
FFO attributable to common stockholders and limited partners (3)	$77,243	$171,443	$245,435	$341,508

AFFO attributable to common stockholders and limited partners from continuing operations (3)	$178,794	$174,745	$359,648	$351,975
AFFO attributable to common stockholders and limited partners from discontinued operations (3)	—	6,123	3,202	16,214
AFFO attributable to common stockholders and limited partners (3)	$178,794	$180,868	$362,850	$368,189

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share (3)	$0.18	$0.18	$0.36	$0.35
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share (3)	$0.00	$0.01	$0.00	$0.02
AFFO attributable to common stockholders and limited partners per diluted share (3)	$0.18	$0.18	$0.36	$0.37
____________________________________

(1)	Represents continuing operations as presented on the statement of operations in accordance with GAAP.

(2)	See “Note 16 – Net Income (Loss) Per Share/Unit ” for calculation of net income (loss) per share.

(3)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Results of Operations
On February 1, 2018, the Company sold substantially all of Cole Capital, which is presented as discontinued operations for all periods presented. The Company's continuing operations represent primarily those of the real estate investment segment.
Rental Income
The table below sets forth, for the periods presented, rental income information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2017 vs 2016 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Rental income	$290,641	$286,694	$3,947	$581,272	$580,866	$406

The increase in rental income of $3.9 million and $0.4 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to the acquisition and disposition of real estate properties. Subsequent to January 1, 2017 the Company acquired 107 occupied properties for an aggregate purchase price of $905.4 million and disposed of 214 consolidated properties, of which 49 were vacant, for an aggregate sales price of $750.5 million.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018 vs 2017 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Acquisition-related	$909	$756	$153	$1,686	$1,373	$313
Litigation and other non-routine costs, net of insurance recoveries	107,087	14,411	92,676	128,827	27,286	101,541
Property operating	31,436	31,627	(191)	62,001	65,643	(3,642)
General and administrative	16,287	14,429	1,858	31,527	27,108	4,419
Depreciation and amortization	164,235	180,148	(15,913)	330,387	359,160	(28,773)
Impairments	11,664	17,769	(6,105)	17,700	24,494	(6,794)
Total operating expenses	$331,618	$259,140	$72,478	$572,128	$505,064	$67,064
Acquisition-Related Expenses
Acquisition-related expenses remained relatively constant as there were no significant changes in the Company’s acquisition activity during the three and six months ended June 30, 2018, as compared to the same periods in 2017.
Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The increase of $92.7 million and $101.5 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to a settlement payment of $90.0 million related to the Vanguard Action during the three and six months ended June 30, 2018, as well as an overall increase in the level of activity related to the litigation and investigations stemming from the results of the 2014 Audit Committee Investigation and increased expenses recognized in connection with the Company’s advancement obligations or claims for advancement which continue to be disputed by the Company.

Property Operating Expenses and Operating Expense Reimbursements
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018 vs 2017 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Property operating expenses	$31,436	$31,627	$(191)	$62,001	$65,643	$(3,642)
Less: Operating expense reimbursements	25,023	21,551	3,472	49,466	48,277	1,189
Property operating expenses, net of operating expense reimbursements	$6,413	$10,076	$(3,663)	$12,535	$17,366	$(4,831)
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. The decrease in net property operating expenses of $3.7 million and $4.8 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to the disposition of vacant properties and certain properties subject to gross, modified gross and double-net leases.
General and Administrative Expenses
The increase of $1.9 million and $4.4 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to an increase in compensation and benefits, including equity based compensation.
Depreciation and Amortization Expenses
The decrease of $15.9 million and $28.8 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to property and equipment reaching the end of its useful life and the disposition of 214 consolidated properties, partially offset by the acquisition of 107 properties, subsequent to January 1, 2017. During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company recorded $17.7 million and $50.5 million, respectively, of impairment charges on real estate investments, which reduced the carrying value being depreciated and amortized.
Impairments
The decrease of $6.1 million and $6.8 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to the decrease in the number of properties impaired. The Company impaired 19 and 31 properties during the three and six months ended June 30, 2018, respectively, as compared to 24 and 38 properties impaired during the same periods in 2017.

Other (Expense) Income, Income Tax (Provision) Benefit and Loss from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	2018 vs 2017 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Interest expense	$(70,320)	$(73,621)	$(3,301)	$(140,745)	$(147,364)	$(6,619)
Gain on extinguishment and forgiveness of debt, net	5,249	9,005	(3,756)	5,249	8,935	(3,686)
Other income, net	1,215	2,463	(1,248)	8,651	3,122	5,529
Equity in income and gain on disposition of unconsolidated entities	327	513	(186)	1,392	431	961
Gain on derivative instruments, net	105	592	(487)	378	1,416	(1,038)
Gain on disposition of real estate and real estate assets held for sale, net	5,821	42,639	(36,818)	23,156	55,120	(31,964)
Provision for income taxes	(1,134)	(1,146)	(12)	(2,346)	(4,254)	(1,908)
Income from discontinued operations, net of income taxes	224	4,636	(4,412)	3,725	7,491	(3,766)
Interest Expense
The decrease of $3.3 million and $6.6 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to the reduction of net borrowings under the credit facilities of $305.0 million and a $342.9 million reduction of secured debt subsequent to June 30, 2017, partially offset by the issuance of $600.0 million of unsecured notes subsequent to June 30, 2017.
Gain on Extinguishment and Forgiveness of Debt, Net
Gain on extinguishment and forgiveness of debt, net decreased $3.8 million and $3.7 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. During the three and six months ended June 30, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, which was secured by one property, which resulted in a gain on forgiveness of debt of $5.2 million. During the same periods in 2017, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, which was secured by four properties, which resulted in a gain on forgiveness of debt of $9.0 million.
Other Income, Net
The decrease of $1.2 million during the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to a reduction in 1031 real estate program revenues. The increase of $5.5 million during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to a $5.1 million gain on measuring the Company’s investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method, as discussed in Note 2 – Summary of Significant Accounting Policies, and a $0.6 million gain recognized upon the sale of certain investments in the Cole REITs to the Cole Purchaser, offset by a reduction of $1.2 million in 1031 real estate program revenues during the six months ended June 30, 2018.

Equity in Income and Gain on Disposition of Unconsolidated Entities
Equity in income and gain on disposition of unconsolidated entities remained relatively constant during the three months ended June 30, 2018 and 2017. The increase of $1.0 million during the six months ended June 30, 2018 as compared to the same period in 2017 was primarily the result of a gain of $0.7 million recognized on the disposition and liquidation of one property owned by an unconsolidated joint venture during the six months ended June 30, 2018.
Gain on Derivative Instruments, Net
The $0.5 million and $1.0 million decrease during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily a result of the termination of 13 derivative instruments with aggregate notional value of $662.4 million and the de-designation of one derivative instrument with a notional value of $27.8 million during 2017.
Gain on Disposition of Real Estate and Real Estate Assets Held For Sale, Net
The decrease in gain on disposition of real estate and held for sale assets, net of $36.8 million during the three months ended June 30, 2018 as compared to the same period in 2017 was due to the Company’s disposition of 36 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $60.8 million, which resulted in a gain of $6.0 million during the three months ended June 30, 2018, as compared to the disposal of 33 properties, excluding four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate gross sales price of $224.8 million during the same period in 2017 for a gain of $43.1 million. During the three months ended June 30, 2018, the Company also recognized a loss of $0.2 million related to assets classified as held for sale, as compared to a loss of $0.5 million during the same period in 2017.
The decrease in gain on disposition of real estate and held for sale assets, net of $32.0 million during the six months ended June 30, 2018 as compared to the same period in 2017 was due to the Company’s disposition of 76 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $181.6 million which resulted in a gain of $24.2 million during the six months ended June 30, 2018, as compared to the disposal of 83 properties, excluding four properties conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $439.2 million during the same period in 2017 for a gain of $55.6 million. During the six months ended June 30, 2018, the Company also recognized a loss of $1.1 million related to assets classified as held for sale, as compared to a loss of $0.5 million during the same period in 2017.
Provision for Income Taxes
Provision for income taxes remained relatively constant during the three months ended June 30, 2018 and 2017. The decrease in provision for income taxes of $1.9 million during the six months ended June 30, 2018 as compared to the same period in 2017 is primarily due to a tax on the gain on the sale of certain Canadian properties during the six months ended June 30, 2017.
Income from Discontinued Operations, Net of Income Taxes
The decrease in income from discontinued operations, net of income taxes of $4.4 million and $3.8 million during the three and six months ended June 30, 2018, respectively, was due to the completion of the sale of Cole Capital on February 1, 2018.

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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and other non-routine costs, net of insurance recoveries, held for sale loss on discontinued operations, net revenue or expense earned or incurred that is related to the services agreement we entered into with Cole Capital on February 1, 2018, gains or losses on sale of investment securities or mortgage notes receivable and legal settlements and insurance recoveries not in the ordinary course of business. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net of bad debt expense related to straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(74,467)	$34,186	$(41,930)	$48,976
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(35,946)	(35,946)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(5,821)	(42,639)	(23,857)	(55,120)
Depreciation and amortization of real estate assets	163,551	179,433	328,733	357,728
Impairment of real estate	11,664	17,769	17,700	24,494
Proportionate share of adjustments for unconsolidated entities	289	667	735	1,376
FFO attributable to common stockholders and limited partners	77,243	171,443	245,435	341,508
Acquisition-related expenses	909	756	1,686	1,373
Litigation and other non-routine costs, net of insurance recoveries	107,087	14,411	128,173	27,286
(Gain) loss on disposition of discontinued operations	(224)	—	1,785	—
Gain on investments	—	(65)	(5,638)	(65)
Gain on derivative instruments, net	(105)	(592)	(378)	(1,416)
Amortization of premiums and discounts on debt and investments, net	(603)	(1,700)	(1,209)	(2,547)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	688	1,703	2,175	3,008
Net direct financing lease adjustments	503	464	1,042	1,085
Amortization and write-off of deferred financing costs	5,650	6,327	11,525	12,674
Amortization of management contracts	—	4,146	—	8,292
Deferred and other tax (benefit) expense (1)	—	(4,318)	(1,855)	(2,669)
Loss on extinguishment and forgiveness of debt, net	(5,249)	(9,005)	(5,249)	(8,935)
Straight-line rent, net of bad debt expense related to straight-line rent	(11,402)	(10,870)	(22,662)	(23,667)
Equity-based compensation	3,716	4,448	6,490	7,559
Other adjustments, net	566	627	1,080	1,261
Proportionate share of adjustments for unconsolidated entities	(27)	48	(15)	103
Adjustments for Excluded Properties	42	3,045	465	3,339
AFFO attributable to common stockholders and limited partners	$178,794	$180,868	$362,850	$368,189

Weighted-average shares of common stock outstanding - basic	968,192,162	974,160,295	970,398,002	974,005,811
Effect of Limited Partner OP Units and dilutive securities(2)	23,907,976	23,969,333	23,950,163	24,097,040
Weighted-average shares of common stock outstanding - diluted (3)	992,100,138	998,129,628	994,348,165	998,102,851

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.18	$0.36	$0.37
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
Continuous Equity Offering Program
On September 19, 2016, the Company registered a continuous equity offering program pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to$750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of June 30, 2018, no shares of common stock have been issued pursuant to the Program.
Share Repurchase Program
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warranted under the 2017 Share Repurchase Program. On May 3, 2018, the Company’s board of directors terminated the 2017 Share Repurchase Program and authorized the 2018 Share Repurchase Program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant.
During the period from January 1, 2018 through May 2, 2018, the Company repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94 for an aggregate purchase price of $44.6 million as part of the 2017 Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. During the period from May 12, 2017 through December 31, 2017, the Company repurchased approximately 69,000 shares of Common Stock in multiple open market transactions, at a weighted average share price of $7.50 for an aggregate purchase price of $0.5 million, for an aggregate of $45.1 million of shares repurchased as part of the 2017 Share Repurchase Program.
From May 3, 2018 through June 30, 2018, the Company repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. As of June 30, 2018, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program. Additional shares of Common Stock repurchased by the Company under the 2018 Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the six months ended June 30, 2018, the Company disposed of 77 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, and one property owned by an unconsolidated joint venture for an aggregate sales price of $215.7 million, of which the Company’s share was $192.6 million, resulting in consolidated proceeds of $180.7 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.

Credit Facility
Summary and Obligations
On May 23, 2018, the Company, as guarantor, and the Operating Partnership, as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto that allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Delayed-Draw Term Loan. As of June 30, 2018, the Revolving Credit Facility had an outstanding balance of $195.0 million and no amounts had been drawn on the Delayed-Draw Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. In connection with entering into the Credit Agreement, the OP repaid all of the outstanding obligations under the 2014 Credit Agreement.
The Revolving Credit Facility generally bears interest at an annual rate of LIBOR plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon our then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Delayed-Draw Term Loan generally bears interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon our then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will mature, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Revolving Credit Facility terminates on May 23, 2022, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for two six-month extension options with respect to the Revolving Credit Facility, exercisable at the Company’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. Amounts borrowed under the Delayed-Draw Term Loan mature on May 23, 2023. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a facility fee equal to 0.10% to 0.30% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the Revolving Credit Facility. In addition, the OP incurs a ticking fee equal to 0.25% multiplied by unused commitments in respect of the Delayed-Draw Term Loan. The OP also incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2018.

Corporate Bonds
Summary and Obligations
As of June 30, 2018, the OP had $2.85 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our existing Senior Notes during the six months ended June 30, 2018. As of June 30, 2018, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
As of June 30, 2018, the Company had $1.0 billion aggregate principal amount of Convertible Notes. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the Convertible Notes during the six months ended June 30, 2018 and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of June 30, 2018.

On August 1, 2018, the Company repaid $597.5 million of principal outstanding related to the 2018 Convertible Notes, which was temporarily funded using borrowings under the Revolving Credit Facility. The Company is evaluating options for permanent financing, including borrowings on the Delayed-Draw Term Loan or the issuance of a senior note offering.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of June 30, 2018, the Company had non-recourse mortgage indebtedness of $2.0 billion, which was collateralized by 470 properties, reflecting a decrease from December 31, 2017 of $48.4 million derived primarily from our disposition activity during the six months ended June 30, 2018. Our mortgage indebtedness bore interest at the weighted-average rate of 4.89% per annum and had a weighted-average maturity of 3.8 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements as of June 30, 2018.
Dividends
On May 3, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2018 to stockholders of record as of June 29, 2018, which was paid on July 16, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 14 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of June 30, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$2,022,593	$50,005	$487,975	$667,609	$817,004
Interest payments - mortgage notes (1) (2)	371,442	50,044	176,656	108,533	36,209
Principal payments - Credit Facility	195,000	—	—	195,000	—
Interest payments - Credit Facility (2)	30,212	3,420	15,686	11,106	—
Principal payments - corporate bonds	2,850,000	—	750,000	400,000	1,700,000
Interest payments - corporate bonds	638,443	57,794	187,088	158,775	234,786
Principal payments - convertible debt	1,000,000	597,500	402,500	—	—
Interest payments - convertible debt	38,649	9,132	29,517	—	—
Operating and ground lease commitments	299,375	9,337	37,113	36,450	216,475
Total	$7,445,714	$777,232	$2,086,535	$1,577,473	$3,004,474
____________________________________

(1)
As of June 30, 2018, we had $51.0 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $14.9 million of variable rate debt and the Credit Facility payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis for the six months ended June 30, 2018
Operating Activities – During the six months ended June 30, 2018, net cash provided by operating activities decreased $126.2 million to $259.6 million from $385.8 million during the same period in 2017. The decrease was primarily due to a an increase of $101.5 million in litigation and other non-routine costs, of which $90.0 million related to the Vanguard Action settlement payment, during the six months ended June 30, 2018.
Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2018 decreased $15.9 million to $121.0 million from $136.9 million during the same period in 2017. The change was primarily related to net proceeds from disposition of discontinued operations of $122.9 million, partially offset by an increase in investments in real estate assets of $24.8 million and a decrease in cash proceeds from dispositions of real estate and joint ventures of $120.6 million.
Financing Activities – Net cash used in financing activities of $399.1 million decreased $91.6 million during the six months ended June 30, 2018 from $490.7 million during the same period in 2017. The change was primarily related to a decrease in payments on mortgage notes payable and other debt, including debt extinguishment costs of $154.7 million, offset by repurchases of common stock under the Share Repurchase Program of $50.2 million with no comparable repurchases during the same period in 2017 and an increase in the payment of deferred financing costs of $20.6 million.
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
Interest Rate Risk
As of June 30, 2018, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value each of $5.9 billion. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $192.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $204.8 million.
As of June 30, 2018, our debt included variable-rate debt with a fair value and carrying value each of $209.9 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2018 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate notes payable would increase or decrease our interest expense by $2.1 million annually. See “Note 9 – Debt” to our consolidated financial statements.
As of June 30, 2018, our interest rate swaps had a fair value that resulted in assets of $0.8 million. See “Note 10 –Derivatives and Hedging Activities” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
During the three months ended June 30, 2018, the General Partner issued an aggregate of 32,439 shares of common stock in redemption of 32,439 Limited Partner OP Units. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of common stock.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Purchased (1) (2)	Average Price Paid Per Share/Unit (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 - April 30, 2018	521	$6.76	—	$—
May 1, 2018 - May 31, 2018	807,832	6.97	807,210	194,374,651
June 1, 2018 - June 30, 2018	—	—	—	—
Total	808,353	$6.97	807,210
_______________________________________________

(1)
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the second quarter of 2018, the General Partner and the Operating Partnership repurchased shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee restricted shares.

(2)
On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the General Partner’s outstanding shares of common stock over 12 months from the date of authorization, as market conditions warrant, under the 2017 Share Repurchase Program. On May 3, 2018, the Company’s board of directors terminated the 2017 Share Repurchase Program and authorized the 2018 Share Repurchase Program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. The 2018 Share Repurchase Program has similar terms as the 2017 Share Repurchase Program.

(3)
With respect to restricted shares/units, the price paid per share/unit is based on the weighted average closing price on the respective vesting date. With respect to shares purchased under the 2017 Share Repurchase Program and 2018 Share Repurchase Program, the average price paid per share is calculated on a trade date basis.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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
10.1
Credit Agreement dated as of May 23, 2018 by and among VEREIT Operating Partnership, L.P., VEREIT, Inc., the financial institutions from time to time party thereto as lenders and Wells Fargo Bank, National Association, as the administrative agent (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on May 23, 2018).

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
Dated: August 2, 2018