Form 10-Q
period 2018-09-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2018-11-06
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 967,505,575 shares of common stock of VEREIT, Inc. outstanding as of November 1, 2018.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2018 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended September 30, 2018

Page
PART I
Item 1. Unaudited Financial Statements	2
Consolidated Balance Sheets of VEREIT, Inc. as of September 30, 2018 and December 31, 2017	2
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2018 and 2017	3
Consolidated Statements of Comprehensive Income (Loss) of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2018 and 2017	4
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Nine Months Ended September 30, 2018 and 2017	5
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Nine Months Ended September 30, 2018 and 2017	7
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of September 30, 2018 and December 31, 2017	9
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2018 and 2017	10
Consolidated Statements of Comprehensive Income (Loss) of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2018 and 2017	11
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2018 and 2017	12
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2018 and 2017	14
Notes to Consolidated Financial Statements	16
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3. Quantitative and Qualitative Disclosures About Market Risk	67
Item 4. Controls and Procedures	68
PART II
Item 1. Legal Proceedings	69
Item 1A. Risk Factors	69
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3. Defaults Upon Senior Securities	69
Item 4. Mine Safety Disclosures	69
Item 5. Other Information	69
Item 6. Exhibits	70
Signatures	72

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,847,393	$2,865,855
Buildings, fixtures and improvements	10,652,578	10,711,845
Intangible lease assets	2,019,718	2,037,675
Total real estate investments, at cost	15,519,689	15,615,375
Less: accumulated depreciation and amortization	3,323,990	2,908,028
Total real estate investments, net	12,195,699	12,707,347
Investment in unconsolidated entities	34,293	39,520
Cash and cash equivalents	25,264	34,176
Restricted cash	27,449	27,662
Rent and tenant receivables and other assets, net	412,053	389,060
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Assets related to real estate assets held for sale and discontinued operations, net	24,349	163,999
Total assets	$14,056,880	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,936,586	$2,082,692
Corporate bonds, net	2,825,541	2,821,494
Convertible debt, net	393,961	984,258
Credit facility, net	793,000	185,000
Below-market lease liabilities, net	179,192	198,551
Accounts payable and accrued expenses	269,150	136,474
Deferred rent and other liabilities	51,663	62,985
Distributions payable	183,913	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,633,006	6,662,702
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of September 30, 2018 and December 31, 2017	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 967,522,113 and 974,208,583 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	9,674	9,742
Additional paid-in-capital	12,612,407	12,654,258
Accumulated other comprehensive loss	(1,031)	(3,569)
Accumulated deficit	(5,343,368)	(4,776,581)
Total stockholders’ equity	7,278,110	7,884,278
Non-controlling interests	145,764	158,598
Total equity	7,423,874	8,042,876
Total liabilities and equity	$14,056,880	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$289,033	$282,717	$870,305	$863,583
Operating expense reimbursements	24,833	23,826	74,299	72,103
Total revenues	313,866	306,543	944,604	935,686
Operating expenses:
Acquisition-related	810	909	2,496	2,282
Litigation and other non-routine costs, net of insurance recoveries	138,595	9,507	267,422	36,793
Property operating	31,893	30,645	93,894	96,288
General and administrative	15,186	13,221	46,713	40,329
Depreciation and amortization	157,181	172,383	487,568	531,543
Impairments	18,382	6,363	36,082	30,857
Total operating expenses	362,047	233,028	934,175	738,092
Operating (loss) income	(48,181)	73,515	10,429	197,594
Other (expense) income:
Interest expense	(69,310)	(71,708)	(210,055)	(219,072)
Gain on extinguishment and forgiveness of debt, net	90	9,756	5,339	18,691
Other (loss) income, net	(1,016)	1,131	7,635	4,253
Equity in income and gain on disposition of unconsolidated entities	252	374	1,644	805
Gain on derivative instruments, net	69	1,294	447	2,710
Gain (loss) on disposition of real estate and real estate assets held for sale, net	45,295	(688)	68,451	54,432
Total other expenses, net	(24,620)	(59,841)	(126,539)	(138,181)
(Loss) income before taxes	(72,801)	13,674	(116,110)	59,413
Provision for income taxes	(1,141)	(1,185)	(3,487)	(5,439)
(Loss) income from continuing operations	(73,942)	12,489	(119,597)	53,974
Income from discontinued operations, net of income taxes	—	4,005	3,725	11,496
Net (loss) income	(73,942)	16,494	(115,872)	65,470
Net loss (income) attributable to non-controlling interests (1)	1,825	(400)	2,880	(1,530)
Net (loss) income attributable to the General Partner	$(72,117)	$16,094	$(112,992)	$63,940

Basic and diluted net (loss) income per share from continuing operations attributable to common stockholders	$(0.09)	$(0.01)	$(0.18)	$(0.00)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$0.00	$0.00	$0.01
Basic and diluted net (loss) income per share attributable to common stockholders (2)	$(0.09)	$(0.00)	$(0.17)	$0.01
_______________________________________________

(1)	Represents net loss (income) attributable to limited partners and consolidated joint venture partners.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(73,942)	$16,494	$(115,872)	$65,470
Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	—	(214)	—	(17)
Reclassification of previous unrealized loss (gain) on interest rate derivatives into net income	53	(939)	214	(229)
Unrealized gain (loss) on investment securities, net	828	(283)	(71)	(547)
Reclassification of previous unrealized loss on investment securities into net income as other income, net	2,457	—	2,457	—
Total other comprehensive income (loss)	3,338	(1,436)	2,600	(793)

Total comprehensive (loss) income	(70,604)	15,058	(113,272)	64,677
Comprehensive loss (income) attributable to non-controlling interests (1)	1,746	(365)	2,818	(1,511)
Total comprehensive (loss) income attributable to the General Partner	$(68,858)	$14,693	$(110,454)	$63,166
_______________________________________________

(1)	Represents comprehensive loss (income) attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Repurchases of common stock under Share Repurchase Program	—	—	(6,399,666)	(64)	(44,521)	—	—	(44,585)	—	(44,585)
Repurchases of common stock to settle tax obligation	—	—	(230,436)	(2)	(1,658)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	576,005	5	2,927	—	—	2,932	—	2,932
Distributions declared on common stock — $0.1375 per common share	—	—	—	—	—	—	(133,615)	(133,615)	—	(133,615)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Distributions to participating securities	—	—	—	—	—	—	(11)	(11)	—	(11)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	31,795	31,795	742	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(715)	(17)	(732)
Balance, March 31, 2018	42,834,138	$428	968,154,486	$9,681	$12,611,006	$(4,284)	$(4,896,349)	$7,720,482	$156,023	$7,876,505
Conversion of OP Units to common stock	—	—	32,439	—	241	—	—	241	(241)	—
Repurchases of common stock under Share Repurchase Program	—	—	(807,210)	(8)	(5,561)	—	—	(5,569)	—	(5,569)
Repurchases of common stock to settle tax obligation	—	—	(69,931)	(1)	(487)	—	—	(488)	—	(488)
Equity-based compensation, net	—	—	184,011	2	3,946	—	—	3,948	—	3,948
Distributions declared on common stock — $0.1375 per common share	—	—	—	—	—	—	(133,273)	(133,273)	—	(133,273)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Distributions to participating securities	—	—	—	—	—	—	(11)	(11)	—	(11)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net loss	—	—	—	—	—	—	(72,670)	(72,670)	(1,797)	(74,467)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)	—	(6)
Balance, June 30, 2018	42,834,138	$428	967,493,795	$9,674	$12,609,145	$(4,290)	$(5,120,240)	$7,494,717	$150,687	$7,645,404
Repurchases of common stock to settle tax obligation	—	—	(7,597)	—	(61)	—	—	(61)	—	(61)
Equity-based compensation, net	—	—	35,915	—	3,323	—	—	3,323	—	3,323
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	120	120
Distributions declared on common stock — $0.1375 per common share	—	—	—	—	—	—	(133,063)	(133,063)	—	(133,063)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,261)	(3,261)
Distributions to participating securities	—	—	—	—	—	—	(11)	(11)	—	(11)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net loss	—	—	—	—	—	—	(72,117)	(72,117)	(1,825)	(73,942)
Other comprehensive income	—	—	—	—	—	3,259	—	3,259	79	3,338
Balance, September 30, 2018	42,834,138	$428	967,522,113	$9,674	$12,612,407	$(1,031)	$(5,343,368)	$7,278,110	$145,764	$7,423,874

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of common stock to settle tax obligation	—	—	(140,832)	(1)	(1,183)	—	—	(1,184)	—	(1,184)
Equity-based compensation, net forfeitures	—	—	232,640	2	3,111	—	—	3,113	—	3,113
Distributions declared on common stock— $0.1375 per share of common stock	—	—	—	—	—	—	(133,929)	(133,929)	—	(133,929)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,326)	(3,326)
Distributions to participating securities	—	—	—	—	—	—	(178)	(178)	—	(178)
Distributions to preferred shareholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	14,438	14,438	352	14,790
Other comprehensive income			—	—	—	761	—	761	19	780
Balance, March 31, 2017	42,834,138	$428	974,238,458	$9,742	$12,642,099	$(1,795)	$(4,338,029)	$8,312,445	$169,181	$8,481,626
Repurchases of common stock under Share Repurchase Program	—	—	(68,759)	(1)	(517)	—	—	(518)	—	(518)
Repurchases of common stock to settle tax obligation	—	—	(81,279)	(1)	(721)	—	—	(722)	—	(722)
Equity-based compensation, net forfeitures	—	—	161,782	2	4,448	—	—	4,450	—	4,450
Distributions declared on common stock— $0.1375 per share of common stock	—	—	—	—	—	—	(133,937)	(133,937)	—	(133,937)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,284)	(3,284)
Distributions to participating securities	—	—	—	—	—	—	(213)	(213)	—	(213)
Distributions to preferred shareholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	33,408	33,408	778	34,186
Other comprehensive loss	—	—	—	—	—	(133)	—	(133)	(3)	(136)
Balance, June 30, 2017	42,834,138	$428	974,250,202	$9,742	$12,645,309	$(1,928)	$(4,456,708)	$8,196,843	$166,636	$8,363,479
Repurchases of common stock to settle tax obligation	—	—	(812)	—	(7)	—	—	(7)	—	(7)
Equity-based compensation, net forfeitures	—	—	(4,045)	—	3,665	—	—	3,665	—	3,665
Distributions declared on common stock— $0.1375 per share of common stock	—	—	—	—	—	—	(133,939)	(133,939)	—	(133,939)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,270)	(3,270)
Distributions to participating securities	—	—	—	—	—	—	(43)	(43)	—	(43)
Distributions to preferred shareholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	16,094	16,094	400	16,494
Other comprehensive loss	—	—	—	—	—	(1,401)	—	(1,401)	(35)	(1,436)
Balance, September 30, 2017	42,834,138	$428	974,245,345	$9,742	$12,648,967	$(3,329)	$(4,592,533)	$8,063,275	$163,695	$8,226,970

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(115,872)	$65,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	503,529	562,673
Gain on real estate assets, net	(70,188)	(54,432)
Impairments	36,082	30,857
Equity-based compensation	10,203	11,224
Equity in income of unconsolidated entities and gain on joint venture	(1,644)	(805)
Distributions from unconsolidated entities	1,365	1,641
Gain on investments	(2,302)	(65)
Gain on derivative instruments, net	(447)	(2,710)
Gain on extinguishment and forgiveness of debt, net	(5,339)	(18,691)
Changes in assets and liabilities:
Investment in direct financing leases	1,524	1,575
Rent and tenant receivables and other assets, net	(28,520)	(15,105)
Assets held for sale classified as discontinued operations	(2,492)	—
Accounts payable and accrued expenses	132,686	13,759
Deferred rent and other liabilities	(11,001)	(27)
Due to affiliates	(66)	(8)
Liabilities related to discontinued operations	(13,861)	—
Net cash provided by operating activities	433,657	595,356
Cash flows from investing activities:
Investments in real estate assets	(278,385)	(403,886)
Capital expenditures and leasing costs	(13,116)	(14,081)
Real estate developments	(7,477)	(10,863)
Principal repayments received on investment securities and mortgage notes receivable	5,555	6,281
Return of investment from unconsolidated entities	48	1,141
Proceeds from disposition of real estate and joint venture	358,443	366,237
Proceeds from disposition of discontinued operations	123,925	—
Payments related to disposition of discontinued operations	(1,010)	—
Investment in leasehold improvements and other assets	(616)	(446)
Deposits for real estate assets	(11,957)	(32,946)
Proceeds from sale of investments and other assets	10,880	—
Uses and refunds of deposits for real estate assets	8,552	20,989
Proceeds from the settlement of property-related insurance claims	1,354	53
Line of credit advances to Cole REITs	(2,200)	(400)
Line of credit repayments from Cole REITs	3,800	10,700
Net cash provided by (used in) investing activities	197,796	(57,221)
Cash flows from financing activities:
Proceeds from mortgage notes payable	182	4,283
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(125,418)	(392,390)
Proceeds from credit facility	1,558,000	—
Payments on credit facility	(950,000)	(501,107)
Proceeds from corporate bonds	—	600,000
Repayment of convertible notes	(597,500)	—
Payments of deferred financing costs	(20,719)	(9,313)
Repurchases of common stock under the Share Repurchase Program	(50,154)	(518)
Repurchases of common stock to settle tax obligations	(2,209)	(1,913)
Contributions from non-controlling interest holders	120	—
Distributions paid	(455,078)	(456,487)
Net cash used in financing activities	(642,776)	(757,445)
Net change in cash and cash equivalents and restricted cash	(11,323)	(219,310)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents and restricted cash, beginning of period	$64,036	$301,470
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497

Cash and cash equivalents, and restricted cash, end of period	52,713	82,160
Less: cash and cash equivalents of discontinued operations	—	(2,472)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$52,713	$79,688
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479
Restricted cash at beginning of period	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497

Cash and cash equivalents at end of period	25,264	51,891
Restricted cash at end of period	27,449	27,797
Cash and cash equivalents and restricted cash at end of period	$52,713	$79,688

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,847,393	$2,865,855
Buildings, fixtures and improvements	10,652,578	10,711,845
Intangible lease assets	2,019,718	2,037,675
Total real estate investments, at cost	15,519,689	15,615,375
Less: accumulated depreciation and amortization	3,323,990	2,908,028
Total real estate investments, net	12,195,699	12,707,347
Investment in unconsolidated entities	34,293	39,520
Cash and cash equivalents	25,264	34,176
Restricted cash	27,449	27,662
Rent and tenant receivables and other assets, net	412,053	389,060
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Assets related to real estate assets held for sale and discontinued operations, net	24,349	163,999
Total assets	$14,056,880	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,936,586	$2,082,692
Corporate bonds, net	2,825,541	2,821,494
Convertible debt, net	393,961	984,258
Credit facility, net	793,000	185,000
Below-market lease liabilities, net	179,192	198,551
Accounts payable and accrued expenses	269,150	136,474
Deferred rent and other liabilities	51,663	62,985
Distributions payable	183,913	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,633,006	6,662,702
Commitments and contingencies (Note 12)
General Partner's preferred equity, 42,834,138 General Partner Preferred Units issued and outstanding as of each of September 30, 2018 and December 31, 2017	728,262	782,073
General Partner's common equity, 967,522,113 and 974,208,583 General Partner OP Units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	6,549,848	7,102,205
Limited Partner's preferred equity, 86,874 Limited Partner Preferred Units issued and outstanding as of each of September 30, 2018 and December 31, 2017	2,919	3,027
Limited Partner's common equity, 23,715,908 and 23,748,347 Limited Partner OP Units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	141,533	154,266
Total partners’ equity	7,422,562	8,041,571
Non-controlling interests	1,312	1,305
Total equity	7,423,874	8,042,876
Total liabilities and equity	$14,056,880	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$289,033	$282,717	$870,305	$863,583
Operating expense reimbursements	24,833	23,826	74,299	72,103
Total revenues	313,866	306,543	944,604	935,686
Operating expenses:
Acquisition-related	810	909	2,496	2,282
Litigation and other non-routine costs, net of insurance recoveries	138,595	9,507	267,422	36,793
Property operating	31,893	30,645	93,894	96,288
General and administrative	15,186	13,221	46,713	40,329
Depreciation and amortization	157,181	172,383	487,568	531,543
Impairments	18,382	6,363	36,082	30,857
Total operating expenses	362,047	233,028	934,175	738,092
Operating (loss) income	(48,181)	73,515	10,429	197,594
Other (expense) income:
Interest expense	(69,310)	(71,708)	(210,055)	(219,072)
Gain on extinguishment and forgiveness of debt, net	90	9,756	5,339	18,691
Other (loss) income, net	(1,016)	1,131	7,635	4,253
Equity in income and gain on disposition of unconsolidated entities	252	374	1,644	805
Gain on derivative instruments, net	69	1,294	447	2,710
Gain (loss) on disposition of real estate and real estate assets held for sale, net	45,295	(688)	68,451	54,432
Total other expenses, net	(24,620)	(59,841)	(126,539)	(138,181)
(Loss) income before taxes	(72,801)	13,674	(116,110)	59,413
Provision for income taxes	(1,141)	(1,185)	(3,487)	(5,439)
(Loss) income from continuing operations	(73,942)	12,489	(119,597)	53,974
Income from discontinued operations, net of income taxes	—	4,005	3,725	11,496
Net (loss) income	(73,942)	16,494	(115,872)	65,470
Net loss (income) attributable to non-controlling interests (1)	57	(9)	113	12
Net (loss) income attributable to the OP	$(73,885)	$16,485	$(115,759)	$65,482

Basic and diluted net (loss) income per unit from continuing operations attributable to common unitholders	$(0.09)	$(0.01)	$(0.18)	$(0.00)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$0.00	$0.00	$0.01
Basic and diluted net (loss) income per unit attributable to common unitholders (2)	$(0.09)	$(0.00)	$(0.17)	$0.01
_______________________________________________

(1)	Represents net loss (income) attributable to consolidated joint venture partners.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(73,942)	$16,494	$(115,872)	$65,470
Other comprehensive income (loss):
Unrealized loss on interest rate derivatives	—	(214)	—	(17)
Reclassification of previous unrealized loss (gain) on interest rate derivatives into net income	53	(939)	214	(229)
Unrealized gain (loss) on investment securities, net	828	(283)	(71)	(547)
Reclassification of previous unrealized loss on investment securities into net income as other income, net	2,457	—	2,457	—
Total other comprehensive income (loss)	3,338	(1,436)	2,600	(793)

Total comprehensive (loss) income	(70,604)	15,058	(113,272)	64,677
Comprehensive loss (income) attributable to non-controlling interests (1)	57	(9)	113	12
Total comprehensive (loss) income attributable to the OP	$(70,547)	$15,049	$(113,159)	$64,689
_______________________________________________

(1)	Represents comprehensive loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2018	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Repurchases of common stock under Share Repurchase Program	—	—	—	—	(6,399,666)	(44,585)	—	—	(44,585)	—	(44,585)
Repurchases of common OP units to settle tax obligation	—	—	—	—	(230,436)	(1,660)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net forfeitures	—	—	—	—	576,005	2,932	—	—	2,932	—	2,932
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,626)	—	(3,264)	(136,890)	—	(136,890)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	31,795	—	782	32,577	(40)	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(17)	(732)	—	(732)
Balance, March 31, 2018	42,834,138	$764,136	86,874	$2,991	968,154,486	$6,956,346	23,748,347	$151,767	$7,875,240	$1,265	$7,876,505
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	32,439	241	(32,439)	(241)	—	—	—
Repurchases of common stock under Share Repurchase Program	—	—	—	—	(807,210)	(5,569)	—	—	(5,569)	—	(5,569)
Repurchases of common OP units to settle tax obligation	—	—	—	—	(69,931)	(488)	—	—	(488)	—	(488)
Equity-based compensation, net forfeitures	—	—	—	—	184,011	3,948	—	—	3,948	—	3,948
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,284)	—	(3,262)	(136,546)	—	(136,546)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(72,670)	—	(1,781)	(74,451)	(16)	(74,467)
Other comprehensive loss	—	—	—	—	—	(6)	—	—	(6)	—	(6)
Balance, June 30, 2018	42,834,138	$746,199	86,874	$2,955	967,493,795	$6,748,518	23,715,908	$146,483	$7,644,155	$1,249	$7,645,404
Repurchases of common OP units to settle tax obligation	—	—	—	—	(7,597)	(61)	—	—	(61)	—	(61)
Equity-based compensation, net forfeitures	—	—	—	—	35,915	3,323	—	—	3,323	—	3,323
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	120	120
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,074)	—	(3,261)	(136,335)	—	(136,335)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(72,117)	—	(1,768)	(73,885)	(57)	(73,942)
Other comprehensive income	—	—	—	—	—	3,259	—	79	3,338	—	3,338
Balance, September 30, 2018	42,834,138	$728,262	86,874	$2,919	967,522,113	$6,549,848	23,715,908	$141,533	$7,422,562	$1,312	$7,423,874

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2017	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP units to settle tax obligation	—	—	—	—	(140,832)	(1,184)	—	—	(1,184)	—	(1,184)
Equity-based compensation, net forfeitures	—	—	—	—	232,640	3,113	—	—	3,113	—	3,113
Distributions to Common OP Units, LTIPs and non-controlling interests— $0.1375 per common unit	—	—	—	—	—	(134,107)	—	(3,266)	(137,373)	(60)	(137,433)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income	—	—	—	—	—	14,438	—	359	14,797	(7)	14,790
Other comprehensive income	—	—	—	—	—	761	—	19	780	—	780
Balance, March 31, 2017	42,834,138	$835,884	86,874	$3,135	974,238,458	$7,476,561	23,748,347	$163,710	$8,479,290	$2,336	$8,481,626
Repurchases of common stock under Share Repurchase Program	—	—	—	—	(68,759)	(518)	—	—	(518)	—	(518)
Repurchases of common OP units to settle tax obligation	—	—	—	—	(81,279)	(722)	—	—	(722)	—	(722)
Equity-based compensation, net forfeitures	—	—	—	—	161,782	4,450	—	—	4,450	—	4,450
Distributions to Common OP Units, LTIPs and non-controlling interests—$0.1375 per common unit	—	—	—	—	—	(134,150)	—	(3,265)	(137,415)	(19)	(137,434)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income	—	—	—	—	—	33,408	—	792	34,200	(14)	34,186
Other comprehensive loss	—	—	—	—	—	(133)	—	(3)	(136)	—	(136)
Balance, June 30, 2017	42,834,138	$817,947	86,874	$3,099	974,250,202	$7,378,896	23,748,347	$161,234	$8,361,176	$2,303	$8,363,479
Repurchases of common OP units to settle tax obligation	—	—	—	—	(812)	(7)	—	—	(7)	—	(7)
Equity-based compensation, net forfeitures	—	—	—	—	(4,045)	3,665	—	—	3,665	—	3,665
Distributions to Common OP Units, LTIPs and non-controlling interests—$0.1375 per common unit	—	—	—	—	—	(133,982)	—	(3,264)	(137,246)	(6)	(137,252)
Distributions to Preferred OP Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income	—	—	—	—	—	16,094	—	391	16,485	9	16,494
Other comprehensive loss	—	—	—	—	—	(1,401)	—	(35)	(1,436)	—	(1,436)
Balance, September 30, 2017	42,834,138	$800,010	86,874	$3,063	974,245,345	$7,263,265	23,748,347	$158,326	$8,224,664	$2,306	$8,226,970

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(115,872)	$65,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503,529	562,673
Gain on real estate assets, net	(70,188)	(54,432)
Impairments	36,082	30,857
Equity-based compensation	10,203	11,224
Equity in income of unconsolidated entities and gain on joint venture	(1,644)	(805)
Distributions from unconsolidated entities	1,365	1,641
Gain on investments	(2,302)	(65)
Gain on derivative instruments, net	(447)	(2,710)
Gain on extinguishment and forgiveness of debt, net	(5,339)	(18,691)
Changes in assets and liabilities:
Investment in direct financing leases	1,524	1,575
Rent and tenant receivables and other assets, net	(28,520)	(15,105)
Assets held for sale classified as discontinued operations	(2,492)	—
Accounts payable and accrued expenses	132,686	13,759
Deferred rent and other liabilities	(11,001)	(27)
Due to affiliates	(66)	(8)
Liabilities related to discontinued operations	(13,861)	—
Net cash provided by operating activities	433,657	595,356
Cash flows from investing activities:
Investments in real estate assets	(278,385)	(403,886)
Capital expenditures and leasing costs	(13,116)	(14,081)
Real estate developments	(7,477)	(10,863)
Principal repayments received on investment securities and mortgage notes receivable	5,555	6,281
Return of investment from unconsolidated entities	48	1,141
Proceeds from disposition of real estate and joint venture	358,443	366,237
Proceeds from disposition of discontinued operations	123,925	—
Payments related to disposition of discontinued operations	(1,010)	—
Investment in leasehold improvements and other assets	(616)	(446)
Deposits for real estate assets	(11,957)	(32,946)
Proceeds from sale of investments and other assets	10,880	—
Uses and refunds of deposits for real estate assets	8,552	20,989
Proceeds from the settlement of property-related insurance claims	1,354	53
Line of credit advances to Cole REITs	(2,200)	(400)
Line of credit repayments from Cole REITs	3,800	10,700
Net cash provided by (used in) investing activities	197,796	(57,221)
Cash flows from financing activities:
Proceeds from mortgage notes payable	182	4,283
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(125,418)	(392,390)
Proceeds from credit facility	1,558,000	—
Payments on credit facility	(950,000)	(501,107)
Proceeds from corporate bonds	—	600,000
Repayment of convertible notes	(597,500)	—
Payments of deferred financing costs	(20,719)	(9,313)
Repurchases of common stock under the Share Repurchase Program	(50,154)	(518)
Repurchases of common stock to settle tax obligations	(2,209)	(1,913)
Contributions from non-controlling interest holders	120	—
Distributions paid	(455,078)	(456,487)
Net cash used in financing activities	(642,776)	(757,445)
Net change in cash and cash equivalents and restricted cash	(11,323)	(219,310)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents and restricted cash, beginning of period	$64,036	$301,470
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497

Cash and cash equivalents, and restricted cash, end of period	52,713	82,160
Less: cash and cash equivalents of discontinued operations	—	(2,472)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$52,713	$79,688
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479
Restricted cash at beginning of period	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497

Cash and cash equivalents at end of period	25,264	51,891
Restricted cash at end of period	27,449	27,797
Cash and cash equivalents and restricted cash at end of period	$52,713	$79,688

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited)

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of September 30, 2018 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”) for a period of one year, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units have the right to redeem the OP Units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results for the entire year or any subsequent interim period.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 22, 2018. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, except any policies that are no longer applicable due to the Company’s sale of Cole Capital, as discussed in Note 4 —Discontinued Operations, and the adoption of the Revenue ASUs, as defined in the “Revenue Recognition” and “Recent Accounting Pronouncements” sections herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of each of September 30, 2018 and December 31, 2017, there were approximately 23.7 million Limited Partner OP Units outstanding.

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
The investment in direct financing leases, net, investment securities, at fair value and mortgage notes receivable, net line items from prior periods have been combined into the rent and tenant receivables and other assets, net caption on the consolidated balance sheets. Direct financing lease income of $0.4 million and $1.2 million has been reclassified to rental income during the three and nine months ended September 30, 2017, respectively, and investments in the Cole REITs, as defined in “Investment in Cole REITs” section herein, of $3.3 million has been reclassified as of December 31, 2017 to rent and tenant receivables and other assets, net from investment in unconsolidated entities to be consistent with the current year presentation.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

In connection with the adoption of Accounting Standards Update ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), during the fourth quarter of fiscal year 2017, as discussed in the Company’s Annual Report on Form 10-K filed on February 22, 2018, certain reclassifications have been made to prior period balances to conform to current presentation in the consolidated statement of cash flows. Under ASU 2016-15, the Company reclassified $1.1 million of distributions received from equity method investments from cash flows provided by operating activities to cash flows provided by investing activities in the consolidated statement of cash flows for the nine months ended September 30, 2017. The Company also reclassified $0.1 million of proceeds from the settlement of property-related insurance claims from cash flows provided by operating activities to cash flows provided by investing activities for the nine months ended September 30, 2017. Under ASU 2016-18, transfers to or from restricted cash are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the consolidated statements of cash flows. Accordingly, for the nine months ended September 30, 2017, the Company included restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and removed the change in restricted cash from cash flows used in investing activities. This change resulted in an increase in cash flows provided by investing activities of $14.6 million during the nine months ended September 30, 2017. Additionally, this change resulted in a decrease in cash flows used in financing activities of $2.6 million, related to restricted cash relinquished to the lenders of two mortgage loans, which were satisfied through foreclosure sale or execution of a deed-in lieu of foreclosure agreement during the nine months ended September 30, 2017.
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
As of September 30, 2018 and December 31, 2017, the Company had the following outstanding interest rate derivatives that were not designated as qualifying hedging relationships (dollar amounts in thousands):

Interest Rate Swap	September 30, 2018	December 31, 2017
Number of Instruments	1	2
Notional Amount	$50,850	$78,949
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Revenue Recognition - Real Estate
Revenue recognized as rental income is not within the scope of Topic 606 and therefore was not impacted by its adoption. Upon adoption of ASU 2016-02, Leases (“ASU 2016-02”) on January 1, 2019, operating expense reimbursement revenue will be within the scope of Topic 606 and may be considered a non-lease component, as defined in ASU 2016-02. Refer to “Recent Accounting Pronouncements” section herein for further discussion regarding ASU 2016-02. Operating expense reimbursement revenue was not impacted by the adoption of Topic 606 for the three and nine months ended September 30, 2018.
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
Cole Capital recorded dealer manager fees, excluding those related to INAV, as defined in “Investment in Cole REITs” section herein, and securities sales commissions as revenue upon satisfying its performance obligation, which occurred at the point in time in which the sale was complete. Dealer manager fees from the sale of INAV shares and distribution and stockholder servicing fees were a form of variable consideration associated with the performance obligation of selling shares. Although the performance obligation of selling shares was completed upon sale, the variable consideration was constrained due to the uncertainty associated with estimating the transaction price. As the fees were accrued daily based upon the fund’s net asset value, revenue was recognized daily as the uncertainty was resolved. The Company recorded revenue related to acquisition and financing coordination fees upon satisfaction of the related performance obligations, which occurred upon completion of a transaction. Advisory, asset and property management fees were recorded over time as services were performed. Performance fees were a form of variable consideration relating to INAV earned at a point in time in which for any year the total return on stockholders’ capital exceeded 6% per annum on a calendar year basis. Although the performance obligation associated with the performance fee would have been satisfied over time, revenue recognition was constrained due to the uncertainty associated with estimating the transaction price. The Company was also reimbursed for certain costs incurred in providing these services, which were recorded as revenue as the expenses were incurred subject to revenue constraint due to the limitations on the amount that was reimbursable based on the terms of the respective dealer manager and advisory agreements. Refer to Note 14 – Related Party Transactions and Arrangements for a disaggregation of Cole Capital revenues.
Revenue Recognition - Other
The Company entered into a services agreement (the “Services Agreement”) with the Cole Purchaser, as defined in Note 4 — Discontinued Operations, pursuant to which the Company will continue to provide certain services to the Cole Purchaser and the Cole REITs, including operational real estate support, for a specified period of time (“Transition Services Revenues”). Under the terms of the Services Agreement, the Company will be entitled to receive reimbursement for certain of the services provided. The Company recorded Transition Services Revenues as costs associated with providing such services were incurred, which coincided with the timing in which the performance obligations of the contract had been met. During the three months ended September 30, 2018, the Company incurred $4.1 million of costs as a result of providing such services and recognized revenues of $4.0 million. During the period from February 1, 2018 through September 30, 2018, the Company incurred $12.2 million of such costs and recognized revenues of $12.1 million, which are recorded in other income, net in the consolidated statement of operations. The Company may also receive Net Revenue Payments, as defined in Note 4 — Discontinued Operations, over the next six years if future revenues of Cole Capital exceed a specified dollar threshold, up to an aggregate of $80.0 million in Net Revenue Payments.
Goodwill
In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. As of September 30, 2018 and December 31, 2017, the carrying value of goodwill was $1.3 billion.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s annual testing date is during the fourth quarter. During the nine months ended September 30, 2018 and 2017, management monitored the actual performance relative to the fair value assumptions used during the annual goodwill impairment testing. For the periods presented, management determined it remained more likely than not that the fair value was greater than its carrying value. Goodwill related to discontinued operations is discussed in Note 4 — Discontinued Operations.
Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The Company incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company has directors’ and officers’ insurance and the insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and other non-routine costs, net of insurance recoveries include the following costs (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (1)	$13,009	$9,476	$51,969	$36,501
Legal fees and expenses (2)	386	31	521	292
Litigation settlements (3)	127,500	—	217,500	—
Total costs	140,895	9,507	269,990	36,793
Insurance recoveries (4)	(2,300)	—	(2,568)	—
Total	$138,595	$9,507	$267,422	$36,793
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

(2)
Includes legal fees and expenses associated with litigation resulting from prior mergers and related insurance recovery matters and excludes amounts presented in income from discontinued operations, net of income taxes in the consolidated statements of operations for the nine months ended September 30, 2018.

(3)	Refer to Note 12 – Commitments and Contingencies for additional information.

(4)	$2.3 million relates to litigation resulting from prior mergers.
Investment in Cole REITs
As of December 31, 2017, the Company owned equity investments in Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Real Estate Income Strategy (Daily NAV), Inc. (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Credit Property Trust V, Inc. (“CCPT V” and collectively with CCPT IV, INAV, CCIT II and CCIT III, the “Cole REITs”). On February 1, 2018, the Company sold certain of its equity investments to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. Subsequent to the sale of Cole Capital and the adoption of ASU 2016-01, the Company carried these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, and any changes in the fair value were recognized in other income, net in the accompanying consolidated statement of operations for the nine months ended September 30, 2018. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which required the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statement of operations for the three and nine months ended September 30, 2017. The Company’s equity investments in the Cole REITs, consisting of $7.8 million and $3.3 million, are presented in rent and tenant receivables and other assets, net in the consolidated balance sheet as of September 30, 2018 and December 31, 2017, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Equity-based Compensation
The Company has an equity-based incentive award plan, which provides for the grant of stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, deferred stock units and dividend equivalent rights and other stock-based awards to non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period. As of September 30, 2018, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million restricted shares, net of the forfeiture of 3.7 million restricted shares through that date, 5.8 million restricted stock units, net of the forfeiture/cancellation of 1.3 million restricted stock units through that date, 0.5 million deferred stock units, and 2.8 million stock options, net of forfeiture/cancellation of approximately 40,000 stock options through that date, collectively representing 13.1 million shares of Common Stock.
During the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.5 million, respectively, of expense related to restricted shares of common stock, $1.3 million and $3.9 million, respectively, of expense related to time-based restricted stock units, $1.6 million and $4.3 million, respectively, of expense related to long-term incentive-based restricted stock units, $0.1 million and $1.1 million, respectively, of expense related to deferred stock units and $0.2 million and $0.4 million, respectively, of expense related to stock options. As of September 30, 2018, total unrecognized compensation expense related to these awards was approximately $16.3 million, with an aggregate weighted-average remaining term of 1.9 years.
During the three and nine months ended September 30, 2017, the Company recorded $0.4 million and $1.3 million, respectively, of expense related to restricted shares of common stock, $1.4 million and $3.9 million, respectively, of expense related to time-based restricted stock units and $1.8 million and $5.1 million, respectively, of expense related to long-term incentive-based restricted stock units. During the three and nine months ended September 30, 2017, the Company recorded less than $0.1 million and $1.0 million, respectively, of expense related to deferred stock units. During the three and nine months ended September 30, 2017, there were no expenses recorded relating to stock options.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use (“ROU”) asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to existing guidance, however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria under current U.S. GAAP. The amendments in ASU 2016-02 and the below mentioned amendments, are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements. The Company currently does not record such expenses and the related operating expense reimbursement revenue. Upon adoption of ASU 2016-02, operating expense reimbursement revenue will be within the scope of Topic 606 and may be considered a non-lease component, as defined in ASU 2016-02, subject to ASU 2018-11, Leases (Topic 842), discussed below.
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
In July 2018, the FASB issued ASU No. 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarify guidance that were brought about by stakeholders. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients to entities: (1) a transition method that allows entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria are met.
The Company is currently evaluating the impact of adoption, and anticipates this standard will have a material impact on its consolidated balance sheets. However, the Company does not expect adoption will have a material impact on its consolidated statements of operations. While the Company is continuing to assess potential impacts of the standard, it currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The Company expects its accounting for capital leases to remain substantially unchanged. The Company expects to adopt the guidance using the new transition method provided by ASU 2018-11. Leases pursuant to which the Company is the lessee primarily consist of approximately 200 leases, of which the majority are ground leases.
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
September 30, 2018 (Unaudited) – (Continued)

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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the nine months ended September 30, 2018, the Company acquired controlling financial interests in 42 commercial properties for an aggregate purchase price of $280.4 million (the “2018 Acquisitions”), which includes $2.1 million related to an outstanding tenant improvement allowance recorded as a payable as of the acquisition date and for which the Company received a credit at close, and $1.6 million of external acquisition-related expenses that were capitalized. During the nine months ended September 30, 2017, the Company acquired a controlling interest in 65 commercial properties and three land parcels for an aggregate purchase price of $453.9 million (the “2017 Acquisitions”), which includes $1.9 million of external acquisition-related expenses that were capitalized and includes 22 properties acquired in a nonmonetary exchange.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Real estate investments, at cost:
Land	$54,732	$82,337
Buildings, fixtures and improvements	181,011	293,419
Total tangible assets	235,743	375,756
Acquired intangible assets:
In-place leases and other intangibles (1)	42,050	68,306
Above-market leases (2)	2,750	10,270
Assumed intangible liabilities:
Below-market leases (3)	(116)	(395)
Total purchase price of assets acquired	$280,427	$453,937
____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 15.7 years and 16.7 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 10.8 years and 18.1 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 9.9 years and 20.0 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2018 - December 31, 2018	$264,955	$727
2019	1,098,352	2,508
2020	1,068,111	2,135
2021	1,030,610	2,014
2022	952,610	1,925
Thereafter	6,062,338	2,254
Total	$10,476,976	$11,563
____________________________________

(1)
Related to 25 properties which are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2018, the Company disposed of 112 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction as discussed in Note 9 – Debt, for an aggregate gross sales price of $371.0 million, of which our share was $356.6 million after the profit participation payments related to the disposition of 22 Red Lobster properties. The dispositions resulted in proceeds of $352.8 million after closing costs. The Company recorded a gain of $70.3 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2018, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $34.1 million, of which our share was $17.1 million based on our ownership interest in the joint venture, resulting in proceeds of $5.6 million after debt repayments of $20.4 million and closing costs. The Company recorded a gain of $0.7 million related to the sale and liquidation of the joint venture, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2017, the Company disposed of 112 properties, including six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction and 15 properties disposed of in connection with a nonmonetary exchange, for an aggregate gross sales price of $507.5 million, of which our share was $491.0 million after the profit participation payment related to the disposition of 24 Red Lobster properties. The dispositions resulted in proceeds of $366.2 million after a mortgage loan assumption of $66.0 million and closing costs. Additionally, the Company’s tax provision for the nine months ended September 30, 2017 included $1.7 million of Canadian tax gain on the gain on sale of certain Canadian properties. The Company recorded a gain of $54.9 million, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of September 30, 2018, there were eight properties classified as held for sale with a carrying value of $24.3 million, included in assets related to real estate assets held for sale and discontinued operations, net in the accompanying consolidated balance sheet, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2017, there were 30 properties classified as held for sale. During the nine months ended September 30, 2018, the Company recorded a loss of $1.9 million related to held for sale properties. During the nine months ended September 30, 2017, the Company recorded a loss of $0.5 million related to held for sale properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	September 30, 2018	December 31, 2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $680,775 and $599,680, respectively	15.4	$1,006,399	$1,091,433
Leasing commissions, net of accumulated amortization of $3,526 and $2,902, respectively	11.0	13,547	13,876
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $102,355 and $88,335, respectively	16.4	213,116	241,449
Total intangible lease assets, net		$1,233,062	$1,346,758

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $85,844 and $73,916, respectively	18.6	$179,192	$198,551
The following table provides the projected amortization expense and adjustments to rental income related to the intangible lease assets and liabilities for the next five years as of September 30, 2018 (amounts in thousands):

	Remainder of 2018	2019	2020	2021	2022
In-place leases and other intangibles:
Total projected to be included in amortization expense	$33,935	$126,466	$119,158	$111,333	$97,138
Leasing commissions:
Total projected to be included in amortization expense	407	1,589	1,567	1,510	1,452
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental income	5,793	21,326	20,913	20,483	19,670
Below-market lease liabilities:
Total projected to be included in rental income	5,775	18,116	16,962	15,797	14,950
Impairment of Real Estate Investments
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets with carrying values totaling $83.1 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $47.0 million resulting in impairment charges of $36.1 million during the nine months ended September 30, 2018. The impairment charges relate to certain restaurant and retail properties that, during 2018, management identified for potential sale or determined, based on discussions with the current tenants, will not be re-leased.
During the nine months ended September 30, 2017, net real estate assets with carrying values totaling $87.9 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $57.0 million, resulting in impairment charges of $30.9 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, the consolidated joint venture had total assets of $32.6 million and $33.7 million, of which $29.9 million and $30.7 million, respectively, were real estate investments, net of accumulated depreciation and amortization. The property was secured by a mortgage note payable, which was non-recourse to the Company and had a balance of $14.1 million and $14.9 million, as of September 30, 2018 and December 31, 2017, respectively. The Company has the ability to control operating and financial policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls. The partner’s share of the loss from the consolidated joint venture was $0.1 million for each of the three and nine months ended September 30, 2018, respectively.
As of September 30, 2017, the Company had interests in two consolidated joint ventures. The partners’ share of the two consolidated joint ventures’ income was less than $0.1 million for the three months ended September 30, 2017. The partners’ share of the Consolidated Joint Ventures’ loss was less than $0.1 million for the nine months ended September 30, 2017.
Unconsolidated Joint Ventures
As of September 30, 2018, the Company held an investment in an unconsolidated joint venture that owned one property with a carrying value of $34.3 million. As of December 31, 2017, the Company held investments in two unconsolidated joint ventures that each owned one property with an aggregate carrying value of $39.5 million. During the nine months ended September 30, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein.
The Company had a 90% legal ownership interest in the unconsolidated joint venture at September 30, 2018 and December 31, 2017 and accounts for its investment using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint venture. During the three and nine months ended September 30, 2018 the Company recognized $0.3 million and $1.1 million of net income, respectively, from unconsolidated joint ventures. During the three and nine months ended September 30, 2017, the Company recognized $0.4 million and $1.3 million of net income, respectively, from two unconsolidated joint ventures. The Company’s legal ownership interest may, at times, not equal the Company’s economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
The carrying amount of the unconsolidated joint venture was greater than the underlying equity in net assets by $4.8 million and $5.0 million as of September 30, 2018 and December 31, 2017, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy. The Company and the unconsolidated joint venture partner are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The following is a summary of the financial information for discontinued operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2018	2017	2018	2017
Offering-related fees and reimbursements	$—	$3,882	$1,027	$12,721
Transaction service fees and reimbursements	—	3,964	334	12,110
Management fees and reimbursements	—	19,152	6,452	56,388
Total revenues	$—	$26,998	$7,813	$81,219
Operating expenses:
Cole Capital reallowed fees and commissions	—	2,373	602	7,907
Transaction costs (1)	—	—	(654)	—
General and administrative	—	16,072	4,450	46,426
Amortization of intangible assets	—	4,140	—	12,420
Total operating expenses	—	22,585	4,398	66,753
Operating income	—	4,413	3,415	14,466
Other income, net (2)	—	460	(1,785)	469
Income before taxes	—	4,873	1,630	14,935
Benefit from (provision for) income taxes	—	(868)	2,095	(3,439)
Income from discontinued operations	$—	$4,005	$3,725	$11,496
____________________________________

(1)	The negative balance for the nine months ended September 30, 2018 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(2)
Includes a $1.8 million loss on disposition during the nine months ended September 30, 2018. The Company recognized a loss on classification as held for sale of $20.0 million during the three months ended December 31, 2017.

Assets related to discontinued operations as of December 31, 2017 were $125.7 million.
The following is a summary of cash flows related to discontinued operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows related to discontinued operations:
Cash flows (used in) from operating activities	$(10,438)	$26,727
Cash flows from investing activities	$122,915	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Note 5 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017

Straight-line rent receivable, net (1)	$255,336	$230,529
Accounts receivable, net (2)	35,908	36,921
Investment securities, at fair value(3)	26,282	40,974
Deferred costs, net (4)	20,324	5,746
Mortgage notes receivable, net (5)	18,757	20,294
Investment in direct financing leases, net	14,082	19,539
Leasehold improvements, property and equipment, net (6)	10,604	12,089
Restricted escrow deposits	8,400	4,995
Prepaid expenses	8,398	6,493
Investment in Cole REITs	7,844	3,264
Other assets, net (7)	3,971	5,003
Income tax receivable	2,147	3,213
Total	$412,053	$389,060
___________________________________

(1)	Allowance for uncollectible accounts included in straight-line rent receivable, net was $1.2 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively.

(2)
In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets and bad debt expense in property operating expenses in the consolidated statements of operations. Allowance for uncollectible accounts was $5.4 million and $6.3 million as of September 30, 2018 and December 31, 2017, respectively. The Company suspends revenue recognition when the collectability of amounts due pursuant to a lease is no longer reasonably assured.  As of September 30, 2018 and December 31, 2017, the allowance related to suspended revenue recognition was $9.4 million and $12.6 million, respectively.

(3)	Refer to Note 6 – Investment Securities, at Fair Value for additional information.

(4)
Amortization expense for deferred costs related to the revolving credit facilities totaled $1.3 million and $2.6 million for the three months ended September 30, 2018 and 2017, respectively, and $6.0 million and $7.8 million for the nine months ended September 30, 2018 and 2017, respectively. Accumulated amortization for deferred costs related to the Revolving Credit Facility, as defined in Note 9 – Debt, was $46.3 million and $40.3 million as of September 30, 2018 and December 31, 2017, respectively.

(5)	Refer to Note 7 – Mortgage Notes Receivable, Net for additional information.

(6)
Amortization expense for leasehold improvements totaled $0.3 million for each of the three months ended September 30, 2018 and 2017 and $0.9 million for each of the nine months ended September 30, 2018 and 2017. Accumulated amortization was $5.6 million and $4.7 million as of September 30, 2018 and December 31, 2017, respectively. Depreciation expense for property and equipment totaled $0.3 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

(7)	Net of $1.8 million of interest receivable reserves as of December 31, 2017. As of September 30, 2018, there were no interest receivable reserves.
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
The following tables detail the unrealized gains and losses on investment securities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$25,928	$354	$—	$26,282

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
CMBS	$43,006	$895	$(2,927)	$40,974

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

As of September 30, 2018 and December 31, 2017, the Company owned three and eight commercial mortgage-backed securities (“CMBS”), respectively, with an estimated aggregate fair value of $26.3 million and $41.0 million, respectively. During the nine months ended September 30, 2018, two CMBS were repaid and three CMBS were sold for an aggregate gross sales price of $9.9 million for a realized loss of $2.4 million, which is included in other income, net in the accompanying consolidated statements of operations. The Company generally receives monthly payments of principal and interest on the CMBS. As of September 30, 2018, the Company earned interest on the CMBS at rates ranging between 5.9% and 7.8%.
In estimating other-than-temporary impairment losses, management considers a variety of factors, including: (i) whether the Company has the intent to sell the security, (ii) whether the Company expects to hold the investment for a period of time sufficient to allow for anticipated recovery in fair value, and (iii) whether the Company expects to recover the entire amortized cost basis of the security. As of September 30, 2018, the fair value of two CMBS were below their amortized cost. The Company does not expect to hold these securities until maturity or to fully recover the entire amortized cost basis of these securities. Therefore, the Company recorded an other-than-temporary impairment of approximately $0.1 million, which is included in other income, net in the accompanying consolidated statements of operations.
The scheduled maturity of the Company’s CMBS as of September 30, 2018 are as follows (in thousands):

	September 30, 2018
	Amortized Cost	Fair Value
Due after one year through five years	$13,721	$14,075
Due after five years through 10 years	12,207	12,207
Total	$25,928	$26,282
Note 7 – Mortgage Notes Receivable, Net
As of September 30, 2018, the Company owned eight mortgage notes receivable with a weighted-average interest rate of 6.2% and weighted-average years to maturity of 11.9 years. The following table details the mortgage notes receivable as of September 30, 2018 (dollar amounts in thousands):

Outstanding Balance	Net Carrying Value	Interest Rate Range			Maturity Date Range
$21,878	$18,757	5.9%	–	6.8%	December 2026	–	January 2033
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
During the three months ended September 30, 2018, the Company decided to sell its mortgage notes receivable and classified them as held for sale. Mortgage notes receivable held for sale are carried at the lower of cost or estimated fair value. The carrying value of seven of the eight mortgage notes receivable, totaling $17.3 million, exceeded the fair value, totaling $16.4 million, resulting in a valuation allowance of $0.9 million, which is included in other income, net in the accompanying consolidated statements of operations. See Note 8 – Fair Value Measures for a discussion of the Company’s fair value measurements regarding mortgage notes receivable. Prior to September 30, 2018, the Company classified its mortgage notes receivable as long-term investments, as the Company intended to hold the mortgage notes receivable for the foreseeable future or until maturity, and were carried on the Company’s consolidated balance sheets at amortized cost, net of any allowance for mortgage notes receivable losses.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The following table summarizes the scheduled aggregate principal payments due to the Company on the mortgage notes receivable subsequent to September 30, 2018 (in thousands):

Outstanding Balance
Due within one year	$976
Due after one year through five years	4,673
Due after five years through 10 years	7,145
Due after 10 years(1)	12,793
Total	$25,587
____________________________________

(1)	Includes additional $3.7 million of interest that will be capitalized into the outstanding balance of the mortgage note receivable subsequent to September 30, 2018.
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
The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. Changes in the type of inputs may result in a reclassification for certain assets. As discussed below, based on new pricing information obtained during the three months ended September 30, 2018, two Level 3 CMBS were transferred to Level 1. The Company does not expect that changes in classifications between levels will be frequent.
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2018
Assets:
CMBS	$12,756	$—	$13,526	$26,282
Derivative assets	—	764	—	764
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$12,756	$764	$21,370	$34,890

	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
CMBS	$—	$—	$40,974	$40,974
Derivative assets	—	627	—	627
Total assets	$—	$627	$40,974	$41,601

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

CMBS – As discussed in Note 16 – Subsequent Events, the Company sold two of the remaining three CMBS subsequent to September 30, 2018. The Company determined fair value for these two CMBS using Level 1 inputs, specifically trade confirmations, which set forth, among other things, the sales price, the interest rate and the market value of the underlying loan asset.
The Company’s CMBS are generally carried at fair value and are valued using Level 3 inputs, except as noted above for the two CMBS sold subsequent to September 30, 2018. Level 3 inputs were used for all CMBS owned as of December 31, 2017 and for one CMBS as of September 30, 2018. The Company uses estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management determines that the prices are representative of fair value through its knowledge and experience in the market. The significant unobservable input used in valuing the CMBS is the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. The following risks are included in the consideration and selection of discount rates or market yields: risk of default, rating of the investment and comparable company investments.
Derivative Assets and Liabilities – The Company’s derivative financial instruments relate to interest rate swaps, discussed in Note 2 – Summary of Significant Accounting Policies. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Cole REITs – As discussed in Note 2 – Summary of Significant Accounting Policies, subsequent to the sale of Cole Capital and adoption of ASU 2016-01, the Company carried its investment in the Cole REITs at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V. The fair values of these investments have been estimated using the net asset value per share of CCIT II and CCPT V. The Company determined that the CCIT III per share primary offering price net of selling commissions and dealer manager fees approximated fair value. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT. Beginning in 2017, CCIT II and CCPT V limited the amount of shares redeemed. During the three months ended September 30, 2018, CCIT III redeemed approximately 5,300 shares for less than $0.1 million at a redemption price of $9.00 per share. CCIT II has estimated that it will commence a liquidity event over the next three to five years. CCPT V has estimated that it will commence a liquidity event over the next three to six years following the termination of its initial public offering. CCIT III has estimated that it will commence a liquidity event five to seven years following the termination of its initial public offering.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2018 (in thousands):

	CMBS	Investment in Cole REITs (1)
Balance as of December 31, 2017	$40,974	$3,264
Total gains and losses
Unrealized loss included in other comprehensive income, net	(71)	—
Realized loss included in other income, net	(34)	—
Valuation Allowance	—	—
Unrealized gain included in other income, net	—	5,102
Purchases, issuance, settlements
Return of principal received	(4,864)	—
Amortization included in net income, net	157	—
Sale of investments	(9,880)	(522)
Transfers out of Level 3 into Level 1 (2)	(12,756)	—
Ending Balance, September 30, 2018	$13,526	$7,844
____________________________________

(1)
As discussed in Note 2 – Summary of Significant Accounting Policies, as of December 31, 2017, the Company accounted for its investment in Cole REITs using the equity method of accounting. Subsequent to the sale of Cole Capital, the Company retained interests in CCIT II, CCIT III and CCPT V, which were carried at fair value as of September 30, 2018.

(2)
As of December 31, 2017, the Company’s CMBS were carried at fair value and were valued using Level 3 inputs. As discussed in Note 16 – Subsequent Events, the Company sold two CMBS which resulted in transfers during the nine months ended September 30, 2018 from Level 3 to Level 1, as the Company had trade confirmations, which settled subsequent to September 30, 2018.

The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2017 (in thousands):

CMBS
Balance as of December 31, 2016	$47,215
Total gains and losses
Unrealized loss included in other comprehensive income, net	(547)
Purchases, issuance, settlements
Return of principal received	(4,077)
Amortization included in net income, net	(914)
Ending Balance, September 30, 2017	$41,677

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Investments
As discussed in Note 3 – Real Estate Investments and Related Intangibles, during the nine months ended September 30, 2018, net real estate assets representing 53 properties were deemed to be impaired and their carrying values totaling $83.1 million were reduced to their estimated fair value of $47.0 million, resulting in impairment charges of $36.1 million. During the nine months ended September 30, 2017, net real estate assets related to 53 properties with carrying values totaling $87.9 million were deemed to be impaired and their carrying values were reduced to their estimated fair values of $57.0 million resulting in impairment charges of $30.9 million. The Company estimates fair values using Level 3 inputs and using a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and to make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental income and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2018, the Company used a range of discount rates from 7.4% to 8.5% with a weighted-average rate of 7.9% and capitalization rates from 6.9% to 8.5% with a weighted-average rate of 7.9%.
The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Properties impaired	53	53

Asset classes impaired:
Investment in real estate assets, net	$35,196	$30,327
Investment in direct financing leases, net	1,108	553
Below-market lease liabilities, net	(222)	(23)
Total impairment loss	$36,082	$30,857
Mortgage notes receivable – In connection with the Company’s decision to sell its mortgage notes receivable and classify them as held for sale, as discussed in Note 7 – Mortgage Notes Receivable, Net, the fair value of the Company’s mortgage notes receivable at September 30, 2018 was estimated using non-binding broker quotes obtained by third-party valuation services that utilize observable market inputs including current coupon rate for corresponding benchmark rates, the remaining loan term and market feedback. The fair value of the Company’s mortgage notes receivable at December 31, 2017 was estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate market interest rates.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash, due to affiliates and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy. The fair values of the Company’s financial instruments are reported below (dollar amounts in thousands):

	Level	Carrying Amount at September 30, 2018	Fair Value at September 30, 2018	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Assets:
Mortgage notes receivable, net	3	$18,757	$19,483	$20,294	$28,272

Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,947,749	$1,957,907	$2,095,690	$2,144,522
Corporate bonds, net	2	2,849,306	2,826,897	2,848,768	2,922,027
Convertible debt, net	2	398,118	406,485	992,218	1,012,349
Credit facility	2	793,000	793,000	185,000	185,000
Total liabilities		$5,988,173	$5,984,289	$6,121,676	$6,263,898
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of observable market interest rates. Corporate bonds and convertible debt are valued using quoted market prices in active markets with limited trading volume when available.

Note 9 – Debt
As of September 30, 2018, the Company had $5.9 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.2 years and a weighted-average interest rate of 4.2%. The following table summarizes the carrying value of debt as of September 30, 2018 and December 31, 2017, and the debt activity for the nine months ended September 30, 2018 (in thousands):

		Nine Months Ended September 30, 2018
	Balance as of December 31, 2017	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2018
Mortgage notes payable:
Outstanding balance	$2,071,038	$182	$(141,613)	$—	$1,929,607
Net premiums (1)	24,652	—	(169)	(6,341)	18,142
Deferred costs	(12,998)	(43)	29	1,849	(11,163)
Mortgages and other debt, net	2,082,692	139	(141,753)	(4,492)	1,936,586
Corporate bonds:
Outstanding balance	2,850,000	—	—	—	2,850,000
Discount (2)	(1,232)	—	—	538	(694)
Deferred costs	(27,274)	—	—	3,509	(23,765)
Corporate bonds, net	2,821,494	—	—	4,047	2,825,541
Convertible debt:
Outstanding balance	1,000,000	—	(597,500)	—	402,500
Discount (2)	(7,782)	—	—	3,400	(4,382)
Deferred costs	(7,960)	—	—	3,803	(4,157)
Convertible debt, net	984,258	—	(597,500)	7,203	393,961
Credit facility	185,000	1,558,000	(950,000)	—	793,000

Total debt	$6,073,444	$1,558,139	$(1,689,253)	$6,758	$5,949,088
____________________________________

(1)	Net premiums on mortgage notes payable were recorded upon the assumption of the respective mortgage notes in relation to the various mergers and

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of September 30, 2018 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt (4)	459	$3,802,907	$1,915,488	4.92%		3.7
Variable-rate debt	1	33,041	14,119	5.42%	(5)	0.9
Total	460	$3,835,948	$1,929,607	4.93%		3.7
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Includes $50.9 million of variable-rate debt fixed by way of interest rate swap arrangements.

(5)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of September 30, 2018.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At September 30, 2018, the Company believes it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
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
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2018 (in thousands):

Total
October 1, 2018 - December 31, 2018	$2,437
2019	177,317
2020	265,183
2021	352,767
2022	314,898
Thereafter	817,005
Total	$1,929,607
Corporate Bonds
As of September 30, 2018, the OP had $2.85 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance September 30, 2018	Interest Rate	Maturity Date
2019 Senior Notes	$750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$2,850,000	4.033%

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). The Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Senior Notes as of September 30, 2018.
Convertible Debt
During the three months ended September 30, 2018, the Company’s convertible senior notes due August 1, 2018 (the “2018 Convertible Notes”) matured and the principal outstanding of $597.5 million, plus accrued and unpaid interest thereon, was repaid. The interest rate on the 2018 Convertible Notes was 3.00% annually.
As of September 30, 2018, the Company had convertible senior notes due December 15, 2020 (the “2020 Convertible Notes” and, together with the 2018 Convertible Notes, the “Convertible Notes”) with a balance of $402.5 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.8 million and the unamortized discount of $4.4 million. The discount will be amortized over the remaining term of 2.2 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s common stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of September 30, 2018, the conversion rate was 66.7249 General Partner OP Units per $1,000 principal amount of 2020 Convertible Notes, as adjusted in accordance with the applicable indentures as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the nine months ended September 30, 2018 and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of September 30, 2018.
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
As of September 30, 2018, the outstanding balance under the Revolving Credit Facility was $793.0 million. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of September 30, 2018, no amounts had been drawn on the Delayed-Draw Term Loan.
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
September 30, 2018 (Unaudited) – (Continued)

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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2018.
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
Note 10 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures:
Cash paid for interest	$204,366	$200,617
Cash paid for income taxes	$5,346	$10,690
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$5,762	$6,750
Accrued deferred financing costs	$169	$181
Distributions declared and unpaid	$145,673	$146,596
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$16,200	$100,388
Mortgage notes payable assumed in real estate disposition	$—	$66,000
Real estate investments received from a ground lease expiration and other lease related transactions	$1,386	$259
Nonmonetary exchanges:
Real estate investments received	$—	$50,204
Real estate investments relinquished and gain on disposition	$—	$(47,474)
Rent and tenant receivables, intangible lease liability and other assets, net	$—	$(2,511)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Note 11 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accrued interest	$38,890	$47,116
Accrued real estate taxes	34,131	26,131
Accrued litigation settlements and legal fees	159,043	30,854
Accounts payable	3,778	2,570
Accrued other	33,308	29,803
Total	$269,150	$136,474
Note 12 – Commitments and Contingencies
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
The United States Attorney’s Office has indicated that it does not intend to bring criminal charges against the Company arising from its investigation. In March 2018, investigative staff of the SEC’s enforcement division inquired whether the Company wished to discuss a resolution of potential civil charges the SEC may bring with respect to certain matters investigated by the staff stemming from the announcement made on October 29, 2014. The Company has been cooperating with the SEC staff’s investigation since its inception and is engaged in such discussions with the staff. The timing and substance of the ultimate resolution of these discussions is unknown.
As discussed below, the Company and certain of its former officers and directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, individual actions and derivative actions seeking money

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona.
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
The Company, certain of its former officers and directors, and the OP, among others, have also been named as defendants in thirteen individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307; Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975; and Cohen & Steers Institutional Realty Shares, Inc. et al v. American Realty Capital Properties, Inc. et al., No. 18-cv-06770, (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. Discovery in the Opt-Out Actions is being coordinated with discovery in the SDNY Consolidated Securities Class Action. On March 28, 2018, plaintiffs in the Opt-Out Actions filed a motion for partial summary judgment against the Company as to certain elements of certain of the alleged claims. On July 12, 2018, the court denied the plaintiffs’ motion with leave to refile after discovery is completed. The Company entered into a series of agreements dated September 30 through October 26, 2018, to settle twelve of the thirteen pending opt out actions (the “Opt Out Settlement Agreements”). Eight of the settled opt out actions, representing approximately 11% of VEREIT’s outstanding shares of common stock and swaps referencing common stock outstanding at the end of the period covered by the litigations, were settled for an aggregate payment of $85 million. The remaining four settled opt out actions, representing approximately 7% of VEREIT’s outstanding shares of common stock and swaps referencing common stock, were settled for an aggregate payment of $42.5 million. Pursuant to the terms of the Opt Out Settlement Agreements, the Plaintiffs filed, or will file, a motion to dismiss all claims against the Company and the other defendants with prejudice in exchange for payments by the Company totaling $127.5 million in connection with the settlement of the claims, which is recorded in “Litigation and other non-routine costs, net of insurance recoveries” in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2018. The Opt Out Settlement Agreements contain mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in each Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Opt Out Settlement Agreements do not contain any admission of liability, wrongdoing or responsibility by any of the parties. The only remaining opt out action is Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

On October 27, 2015, the Company and certain of its former officers, among others, were also named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”, and such plaintiffs, “Plaintiffs”). The Vanguard Action asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities.  On June 7, 2018, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) to settle the Vanguard Action. Pursuant to the terms of the Settlement Agreement, the Plaintiffs filed a motion to dismiss all claims against the Company and the other defendants with prejudice, which was granted by the court on June 19, 2018, and the Company paid Plaintiffs the sum of $90 million in connection with the settlement of the claims, which is recorded in “Litigation and other non-routine costs, net of insurance recoveries” in the accompanying consolidated statement of operations for the nine months ended September 30, 2018. The Settlement Agreement contains mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in the Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Settlement Agreement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. Vanguard’s holdings accounted for approximately 13 percent of the Company’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions.
In total, the Company has now settled claims brought by plaintiffs representing approximately 31% of VEREIT’s outstanding shares of common stock and swaps referencing common stock held at the end of the period covered by the various pending shareholder actions for payments totaling $217.5 million
The Company was also named as a nominal defendant, and certain of its former officers and directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together “the SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. On February 12, 2016, the Company and other defendants filed a motion to dismiss the SDNY Derivative Action due to plaintiffs’ failure to plead facts demonstrating that the Board’s decision to refuse plaintiffs’ pre-suit demands was wrongful and not a protected business judgment. On June 9, 2016, the court granted in part and denied in part the Company’s and other defendants’ motions to dismiss. Plaintiffs filed an amended complaint on June 30, 2016, and the Company and other defendants filed answers to the amended complaint on July 22, 2016. Discovery in the Witchko Action is being coordinated with discovery in the SDNY Consolidated Securities Class Action.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

There can be no assurance as to whether or how the Vanguard and other opt out settlements may affect any potential future resolution of any other pending lawsuit, the timing of any such resolution, or the amount at which any other matter may be resolved. The Company has not reserved amounts for the SEC investigation, the on-going class action and the remaining opt out action discussed above because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. With respect to the class action specifically, which represents substantially all of the remaining shares with alleged claims, although the Company believes a loss is probable, it is currently unable to reasonably estimate a possible range of loss because the litigation involves significant uncertainties, including, but not limited to, the complexity of the facts, the legal theories and the nature of the claims, the information to be produced in discovery, which has not yet concluded, the applicable methodology for determining any damages for each of the different types of claims, the extent to which members of the class would or would not file a claim, and the uncertainty inherent in a class action where the trading history and other relevant characteristics of the claimants are not currently known. The ultimate resolution of all of these matters, the timing and substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
October 1, 2018 - December 31, 2018	$3,476	$1,123
2019	13,984	4,446
2020	13,734	4,451
2021	13,568	4,388
2022	13,781	4,419
Thereafter	210,426	3,996
Total	$268,969	$22,823
Purchase Commitments
The Company enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets. As of September 30, 2018, the Company was a party to eight purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in 11 properties, subject to meeting certain criteria, for an aggregate purchase price of $218.4 million, exclusive of closing costs. As of September 30, 2018, the Company had $8.4 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. In accordance with the Services Agreement, the Company will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

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
Note 13 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of September 30, 2018, the General Partner had approximately 967.5 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 967.5 million General Partner OP Units issued and outstanding as of September 30, 2018, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of September 30, 2018, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of September 30, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
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
Limited Partner OP Units
As of each of September 30, 2018 and December 31, 2017, the Operating Partnership had approximately 23.7 million Limited Partner OP Units outstanding.
As of September 30, 2018, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Common Stock Dividends
The Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2018 on August 2, 2018 to stockholders of record as of September 28, 2018, which was paid on October 15, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
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
From May 3, 2018 through September 30, 2018, the Company repurchased approximately 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. None of the share repurchases under the 2018 Share Repurchase Program occurred during the third quarter of 2018. As of September 30, 2018, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program. Additional shares of Common Stock repurchased by the Company under the 2018 Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan, certain participants have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the nine months ended September 30, 2018, the General Partner repurchased approximately 0.3 million shares to satisfy the federal and state tax withholding obligations on behalf of employees that made this election.
Note 14 – Related Party Transactions and Arrangements
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) for the period from January 1, 2018 through January 31, 2018 and the three and nine months ended September 30, 2017 and revenue earned from unconsolidated joint ventures for the three and nine months ended September 30, 2018 and 2017 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018 (1)	2017
Offering-related fees and reimbursements
Selling commissions (2)	$—	$1,816	$407	$6,336
Dealer manager and distribution fees (3)	—	1,278	431	3,766
Reimbursement revenue	—	788	189	2,619
Offering-related fees and reimbursements	—	3,882	1,027	12,721

Transaction service fees and reimbursements
Acquisition fees	—	3,320	119	9,965
Reimbursement revenues	—	644	215	2,145
Transaction service fees and reimbursements	—	3,964	334	12,110

Management fees and reimbursements
Asset and property management fees and leasing fees (4)	37	56	123	161
Advisory and performance fee revenue	—	14,532	5,023	42,318
Reimbursement revenues	—	4,620	1,429	14,070
Management fees and reimbursements	37	19,208	6,575	56,549

Interest income on Affiliate Lines of Credit	—	24	28	221

Total related party revenues	$37	$27,078	$7,964	$81,601
___________________________________

(1)	Represents the revenue earned during the period from January 1, 2018 through January 31, 2018.

(2)	The Company reallowed 100% of selling commissions to participating broker-dealers from January 1, 2018 through January 31, 2018 and during the three and nine months ended September 30, 2017.

(3)
During the nine months ended September 30, 2018, the Company reallowed $0.2 million of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement. During the three and nine months ended September 30, 2017, the Company reallowed $0.6 million and $1.6 million, respectively, of such fees.

(4)	Represents asset and property management fees and leasing fees related to properties owned through the Company’s unconsolidated joint ventures.
Investment in the Cole REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the nine months ended September 30, 2018, to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. As of September 30, 2018 and December 31, 2017, the Company owned aggregate equity investments of $7.8 million and $3.3 million, respectively, in the Cole REITs. As discussed in Note 2 – Summary of Significant Accounting Policies, subsequent to the sale of Cole Capital and the adoption of ASU 2016-01, the Company carries these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheet as of September 30, 2018 and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2018. During the nine months ended September 30, 2018, the Company recognized a gain of $5.1 million related to the change in fair value from the carrying value at December 31, 2017, which is included in other income, net in the accompanying consolidated statement of operations. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statement of operations for the three and nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, the Company recognized a net loss of less than $0.1 million and $0.5 million from the Cole REITs, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Due to Cole REITs
As of September 30, 2018, less than $0.1 million was due to the Cole REITs, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet. As of December 31, 2017, due to affiliates was $0.1 million, related to amounts due to the Cole REITs, which is included in due to affiliates, net in the accompanying consolidated balance sheet.
Due from Cole REITs
As of September 30, 2018, $0.1 million was expected to be collected from the Cole REITs. As of December 31, 2017, $4.4 million was expected to be collected from affiliates, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit (the “Subordinate Promissory Note”) with Cole Corporate Income Operating Partnership III, LP (“CCI III OP”), the operating partnership of CCIT III (the “Subordinate Promissory Note Agreement”). The Subordinate Promissory Note bears variable interest rates of one-month LIBOR plus the Credit Facility Margin (as defined in the Subordinate Promissory Note Agreement), which ranges from 2.20% to 2.75%, plus 1.75% and was originally scheduled to mature on September 22, 2017. On March 28, 2017, CCI III OP entered into a modification agreement in order to extend the maturity date of the Subordinate Promissory Note from September 22, 2017 to September 30, 2018. As of September 30, 2018, the Subordinate Promissory Note had matured and no amounts were outstanding. As of December 31, 2017, $1.6 million was outstanding, which is included in due from affiliates, net in the accompanying consolidated balance sheet.
Note 15 – Net Income (Loss) Per Share/Unit
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three and nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) income from continuing operations	$(73,942)	$12,489	$(119,597)	$53,974
Noncontrolling interests’ share in continuing operations	1,825	(305)	2,969	(1,259)
Net (loss) income from continuing operations attributable to the General Partner	(72,117)	12,184	(116,628)	52,715
Dividends to preferred shares and units	(17,973)	(17,973)	(53,919)	(53,919)
Net loss from continuing operations available to the General Partner	(90,090)	(5,789)	(170,547)	(1,204)
Earnings allocated to participating securities	(11)	(43)	(33)	(434)
Income from discontinued operations, net of income taxes	—	4,005	3,725	11,496
Income from discontinued operations attributable to limited partners	—	(95)	(89)	(271)
Net (loss) income available to common stockholders used in basic net (loss) income per share	(90,101)	(1,922)	(166,944)	9,587
Income attributable to limited partners	—	—	—	1,542
Net (loss) income available to common stockholders used in diluted net (loss) income per share	$(90,101)	$(1,922)	$(166,944)	$11,129

Weighted average number of common stock outstanding - basic	967,798,401	974,167,088	969,521,946	974,060,160
Effect of Limited Partner OP Units and dilutive securities	—	—	—	24,025,813
Weighted average number of common shares - diluted	967,798,401	974,167,088	969,521,946	998,085,973

Basic and diluted net (loss) income per share from continuing operations attributable to common stockholders	$(0.09)	$(0.01)	$(0.18)	$(0.00)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$0.00	$0.00	$0.01
Basic and diluted net (loss) income per share attributable to common stockholders (1)	$(0.09)	$(0.00)	$(0.17)	$0.01
_______________________________________________

(1)	Amounts may not total due to rounding.
For the three months ended September 30, 2018, diluted net loss per share attributable to common stockholders excludes approximately 0.4 million weighted average unvested restricted shares and restricted stock units, 23.7 million OP Units and 2.8 million weighted average stock options as the effect would have been antidilutive. For the nine months ended September 30, 2018, diluted net loss per share attributable to common stockholders excludes approximately 0.2 million weighted average unvested restricted shares and restricted stock units, 23.7 million OP Units and 2.3 million weighted average stock options, as the effect would have been antidilutive.
For the three months ended September 30, 2017, diluted net loss per share attributable to common stockholders excludes approximately 0.5 million weighted average unvested restricted shares and restricted stock units and approximately 23.7 million OP Units as the effect would have been antidilutive. For the nine months ended September 30, 2017, diluted net income per share attributable to common stockholders excludes approximately 0.1 million weighted average unvested restricted shares as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common general partner unitholders and limited partner unitholders. The computation for the OP for the three and nine months ended September 30, 2018 and 2017 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Loss) income from continuing operations	$(73,942)	$12,489	$(119,597)	$53,974
Noncontrolling interests’ share in continuing operations	57	(9)	113	12
Net (loss) income from continuing operations attributable to the Operating Partnership	$(73,885)	$12,480	$(119,484)	$53,986
Dividends to preferred units	(17,973)	(17,973)	(53,919)	(53,919)
Net (loss) income from continuing operations available to the Operating Partnership	(91,858)	(5,493)	(173,403)	67
Earnings allocated to participating units	(11)	(43)	(33)	(434)
Income from discontinued operations, net of income taxes	—	4,005	3,725	11,496
Net (loss) income available to common unitholders used in basic and diluted net loss per unit	$(91,869)	$(1,531)	$(169,711)	$11,129

Weighted average number of common units outstanding - basic	991,514,309	997,915,435	993,250,687	997,808,507
Effect of dilutive securities	—	—	—	277,466
Weighted average number of common units - diluted	991,514,309	997,915,435	993,250,687	998,085,973

Basic and diluted net (loss) income per unit from continuing operations attributable to common unitholders	$(0.09)	$(0.01)	$(0.18)	$(0.00)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$0.00	$0.00	$0.01
Basic and diluted net (loss) income per unit attributable to common unitholders (1)	$(0.09)	$(0.00)	$(0.17)	$0.01
_______________________________________________

(1)	Amounts may not total due to rounding.
For the three and nine months ended September 30, 2018, diluted net loss per unit attributable to common unitholders excludes approximately 0.4 million and 0.2 million unvested restricted shares and restricted stock units, respectively, and 2.8 million and 2.3 million weighted average stock options as the effect would have been antidilutive.
For the three months ended September 30, 2017, diluted net loss per share attributable to common stockholders excludes approximately 0.5 million weighted average unvested restricted shares and restricted stock units as the effect would have been antidilutive. For the nine months ended September 30, 2017, diluted net income per share attributable to common stockholders excludes approximately 0.1 million weighted average unvested restricted shares as the effect would have been antidilutive.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Note 16 – Subsequent Events
The following events occurred subsequent to September 30, 2018:
Litigation Settlements
The Company entered into a series of agreements dated September 30 through October 26, 2018, to settle twelve of the thirteen pending opt out actions, as discussed in Note 12 – Commitments and Contingencies, for $127.5 million in aggregate, which was recorded in litigation and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. Subsequent to September 30, 2018, the Company paid the outstanding settlement amounts.
Real Estate Investment Activity
From October 1, 2018 through October 29, 2018, the Company disposed of nine properties for an aggregate gross sales price of $43.0 million, of which five were held for sale with an aggregate carrying value of $20.0 million as of September 30, 2018. The Company’s share of the aggregate sales price was $41.0 million with an estimated gain of $7.2 million. In addition, the Company acquired five properties for an aggregate purchase price of $66.7 million, excluding capitalized external acquisition-related expenses.
Debt Activity
On October 16, 2018, the Company closed a senior note offering, consisting of $550.0 million aggregate principal amount of the Operating Partnership’s 4.625% Senior Notes due 2025 (the “2025 Senior Notes”). The Operating Partnership used the net proceeds from the offering of the notes to repay borrowings under its Revolving Credit Facility.
CMBS Sale
On October 2, 2018, the Company sold two, of the remaining three, CMBS for an aggregate gross sales price of $12.8 million.
Mortgage Notes Receivable
On October 24, 2018, the Company disposed of one mortgage note with a carrying value of $2.4 million for $2.6 million.
Common Stock Dividend
On November 5, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2018 to stockholders of record as of December 31, 2018, which will be paid on January 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Preferred Stock Dividend
On November 5, 2018, the Company’s board of directors declared a monthly cash dividend to holders of the Series F Preferred Stock for January 2019 through March 2019 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
December 15, 2018 - January 14, 2019	January 1, 2019	January 15, 2019
January 15, 2019 - February 14, 2019	February 1, 2019	February 15, 2019
February 15, 2019 - March 14, 2019	March 1, 2019	March 15, 2019

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

•
We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions, including related to tenant-in-common and Delaware statutory trust real estate programs (“1031 real estate programs”) and VEREIT’s management with respect to such programs.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may be unable to acquire, dispose of, or lease properties on advantageous terms.

•
We could be subject to risks associated with bankruptcies or insolvencies of tenants, from tenant defaults generally or from the unpredictability of the business plans and financial condition of our tenants.

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

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the agreements governing our indebtedness, including the indenture governing the Senior Notes and the 2025 Senior Notes, and the Credit Agreement governing our Credit Facility.

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
When we refer to “operating properties” we mean properties owned by the Company, omitting properties for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation (the “Excluded Properties”). During the nine months ended September 30, 2018, one vacant industrial property was considered an Excluded Property. The Company entered into a deed-in-lieu of foreclosure agreement and conveyed its interest in this property to the lender in April 2018. As of and during the three months ended September 30, 2018, there were no Excluded Properties. During the three months ended September 30, 2017, two vacant office properties and one vacant industrial property were considered Excluded Properties. During the nine months ended September 30, 2017, two vacant office properties and five industrial properties, two of which were vacant, were considered Excluded Properties.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 4,021 retail, restaurant, office and industrial operating properties with an aggregate 93.9 million square feet, of which 99.1% was leased as of September 30, 2018, with a weighted-average remaining lease term of 8.9 years.
As discussed in Note 4 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.

Operating Highlights and Key Performance Indicators
2018 Activity

•
Acquired controlling financial interests in 42 commercial properties for an aggregate purchase price of $280.4 million, which includes $1.6 million of external acquisition-related expenses that were capitalized.

•
Disposed of 112 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $405.1 million, of which the Company’s share was $373.7 million, resulting in consolidated proceeds of $358.4 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. The Company recorded a gain of $71.0 million related to the sales.

•
Entered into the Credit Agreement which allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Delayed-Draw Term Loan. In connection with entering into the Credit Agreement, the existing 2014 Credit Agreement was terminated.

•	Total secured debt decreased by $141.4 million, from $2.07 billion to $1.93 billion.

•	The Company’s 2018 Convertible Notes matured and the principal outstanding of $597.5 million, plus accrued and unpaid interest thereon, was repaid.

•
On October 16, 2018, the Company closed a senior note offering, consisting of $550.0 million aggregate principal amount of the OP’s 4.625% Senior Notes due 2025. The OP used the net proceeds from the offering of the notes to repay borrowings under its Revolving Credit Facility.

•	Declared a quarterly dividend of $0.1375 per share of common stock for each of the first three quarters of 2018, representing an annualized dividend rate of $0.55 per share.

•	Sold substantially all of Cole Capital for approximately $120.0 million paid in cash at closing.

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

•
Entered into a settlement agreement in connection with the Vanguard Action for $90.0 million on June 7, 2018 and entered into settlement agreements with 12 class action opt out plaintiffs for $127.5 million between September 30 and October 26, 2018.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of September 30, 2018, based on annualized rental income of $1.1 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties, excluding properties owned through our unconsolidated joint ventures as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Portfolio Metrics
Operating properties	4,021	4,093
Rentable square feet (in millions)	93.9	92.2
Economic occupancy rate (1)	99.1%	99.0%
Investment-grade tenants (2)	42.7%	40.1%
____________________________________

(1)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties, excluding properties owned through our unconsolidated joint ventures, as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Economic Metrics
Weighted-average lease term (in years) (1)	8.9	9.5
Lease rollover: (1)(2)
Annual average	5.4%	4.6%
Maximum for a single year	8.0%	8.3%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of September 30, 2018.

(2)	Through the end of the next five years as of the respective reporting date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financial Metrics
Revenues (1)	$313,866	$306,543	$944,604	$935,686
Operating (loss) income (1)	$(48,181)	$73,515	$10,429	$197,594
(Loss) income from continuing operations	$(73,942)	$12,489	$(119,597)	$53,974
Income from discontinued operations, net of income taxes	$—	$4,005	$3,725	$11,496

Loss from continuing operations attributable to common stockholders per diluted share (2)	$(0.09)	$(0.01)	$(0.18)	$(0.00)
Income from discontinued operations attributable to common stockholders per diluted share (2)	$—	$0.00	$0.00	$0.01
Net (loss) income attributable to common stockholders per diluted share (2) (4)	$(0.09)	$(0.00)	$(0.17)	$0.01

FFO attributable to common stockholders and limited partners from continuing operations (3)	$38,055	$173,708	$279,765	$507,725
FFO attributable to common stockholders and limited partners from discontinued operations (3)	—	4,005	3,725	11,496
FFO attributable to common stockholders and limited partners (3)	$38,055	$177,713	$283,490	$519,221

AFFO attributable to common stockholders and limited partners from continuing operations (3)	$178,529	$174,774	$538,177	$526,749
AFFO attributable to common stockholders and limited partners from discontinued operations (3)	—	16,086	3,202	32,300
AFFO attributable to common stockholders and limited partners (3)	$178,529	$190,860	$541,379	$559,049

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share (3)	$0.18	$0.18	$0.54	$0.53
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share (3)	$—	$0.02	$0.00	$0.03
AFFO attributable to common stockholders and limited partners per diluted share (3) (4)	$0.18	$0.19	$0.54	$0.56
____________________________________

(1)	Represents continuing operations as presented on the statement of operations in accordance with GAAP.

(2)	See “Note 15 – Net Income (Loss) Per Share/Unit ” for calculation of net income (loss) per share.

(3)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

(4)	Amounts may not total due to rounding.

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
Rental Income
The table below sets forth, for the periods presented, rental income information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018 vs 2017 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Rental income	$289,033	$282,717	$6,316	$870,305	$863,583	$6,722

The increase in rental income of $6.3 million and $6.7 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to the acquisition and disposition of real estate properties. Subsequent to January 1, 2017 the Company acquired 130 occupied properties for an aggregate purchase price of $1.0 billion and disposed of 249 consolidated properties, of which 61 were vacant, for an aggregate sales price of $931.5 million.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018 vs 2017 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Acquisition-related	$810	$909	$(99)	$2,496	$2,282	$214
Litigation and other non-routine costs, net of insurance recoveries	138,595	9,507	129,088	267,422	36,793	230,629
Property operating	31,893	30,645	1,248	93,894	96,288	(2,394)
General and administrative	15,186	13,221	1,965	46,713	40,329	6,384
Depreciation and amortization	157,181	172,383	(15,202)	487,568	531,543	(43,975)
Impairments	18,382	6,363	12,019	36,082	30,857	5,225
Total operating expenses	$362,047	$233,028	$129,019	$934,175	$738,092	$196,083
Acquisition-Related Expenses
Acquisition-related expenses remained relatively constant as there were no significant changes in the Company’s acquisition activity during the three and nine months ended September 30, 2018, as compared to the same periods in 2017.
Litigation and Other Non-routine Costs, Net of Insurance Recoveries
The increase of $129.1 million and $230.6 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to litigation settlements of $127.5 million and $217.5 million during the three and nine months ended September 30, 2018, respectively, as well as an overall increase in the level of activity related to the litigation and investigations stemming from the results of the 2014 Audit Committee Investigation and increased expenses recognized in connection with the Company’s advancement obligations or claims for advancement which continue to be disputed by the Company.

Property Operating Expenses and Operating Expense Reimbursements
The table below sets forth, for the periods presented, the property operating expenses, net of operating expense reimbursements, and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018 vs 2017 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Property operating expenses	$31,893	$30,645	$1,248	$93,894	$96,288	$(2,394)
Less: Operating expense reimbursements	24,833	23,826	1,007	74,299	72,103	2,196
Property operating expenses, net of operating expense reimbursements	$7,060	$6,819	$241	$19,595	$24,185	$(4,590)
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Operating expense reimbursement revenue represents reimbursements for such costs that are reimbursable by the tenants per their respective leases. Property operating expenses, net of operating expense reimbursements remained relatively constant during the three months ended September 30, 2018 and 2017. The decrease in net property operating expenses, net of operating expense reimbursements, of $4.6 million during the nine months ended September 30, 2018, as compared to the same period in 2017 was primarily due to the disposition of vacant properties and certain properties subject to gross, modified gross and double-net leases.
General and Administrative Expenses
The increase of $2.0 million and $6.4 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to an increase in compensation and benefits, including equity based compensation.
Depreciation and Amortization Expenses
The decrease of $15.2 million and $44.0 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to property and equipment reaching the end of its useful life and the disposition of 249 consolidated properties, partially offset by the acquisition of 130 properties, subsequent to January 1, 2017. During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company recorded $36.1 million and $50.5 million, respectively, of impairment charges on real estate investments, which reduced the carrying value being depreciated and amortized.
Impairments
The increase of $12.0 million and $5.2 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 was primarily attributable to management’s change in strategy related to certain retail properties. The Company impaired 22 and 53 properties during the three and nine months ended September 30, 2018, respectively, as compared to 16 and 53 properties impaired during the same periods in 2017.

Other (Expense) Income, Income Tax (Provision) Benefit and Income from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	2018 vs 2017 Increase/(Decrease)	2018	2017	2018 vs 2017 Increase/(Decrease)
Interest expense	$(69,310)	$(71,708)	$(2,398)	$(210,055)	$(219,072)	$(9,017)
Gain on extinguishment and forgiveness of debt, net	90	9,756	(9,666)	5,339	18,691	(13,352)
Other income, net	(1,016)	1,131	(2,147)	7,635	4,253	3,382
Equity in income and gain on disposition of unconsolidated entities	252	374	(122)	1,644	805	839
Gain on derivative instruments, net	69	1,294	(1,225)	447	2,710	(2,263)
Gain (loss) on disposition of real estate and real estate assets held for sale, net	45,295	(688)	45,983	68,451	54,432	14,019
Provision for income taxes	(1,141)	(1,185)	(44)	(3,487)	(5,439)	(1,952)
Income from discontinued operations, net of income taxes	—	4,005	(4,005)	3,725	11,496	(7,771)
Interest Expense
The decrease of $2.4 million and $9.0 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 was primarily due to the repayment of convertible notes of $597.5 million and a $173.0 million reduction of secured debt subsequent to September 30, 2017, partially offset by an increase in net borrowings under the credit facilities of $793.0 million subsequent to September 30, 2017.
Gain on Extinguishment and Forgiveness of Debt, Net
Gain on extinguishment and forgiveness of debt, net decreased $9.7 million during the three months ended September 30, 2018 as compared to the same period in 2017. During the three months ended September 30, 2017, the Company recognized a gain on forgiveness of debt of $11.5 million, as a result of two mortgage loans, each secured by one property, which were settled by foreclosure or deed-in-lieu of foreclosure transactions, with no comparable gains during the same period in 2018.
Gain on extinguishment and forgiveness of debt, net decreased $13.4 million during the nine months ended September 30, 2018 as compared to the same period in 2017. During the nine months ended September 30, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, which was secured by one property, which resulted in a gain on forgiveness of debt of $5.2 million. During the same period in 2017, the Company entered into deed-in-lieu of foreclosure agreements with the lenders of three mortgage loans, secured by six properties, which resulted in a gain on forgiveness of debt of $20.5 million.
Other Income, Net
The decrease of $2.1 million during the three months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a loss of $2.4 million related to three CMBS which were sold during the three months ended September 30, 2018, with no comparable activity during the same period in 2017. The increase of $3.4 million during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a $5.1 million gain on measuring the Company’s investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method, as discussed in Note 2 – Summary of Significant Accounting Policies, and a $0.6 million gain recognized upon the sale of certain investments in the Cole REITs to the Cole Purchaser, offset by a loss of $2.4 million related to three CMBS which were sold and a reduction of $1.2 million in 1031 real estate program revenues during the nine months ended September 30, 2018.

Equity in Income and Gain on Disposition of Unconsolidated Entities
Equity in income and gain on disposition of unconsolidated entities remained relatively constant during the three months ended September 30, 2018 and 2017. The increase of $0.8 million during the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily the result of a gain of $0.7 million recognized on the disposition and liquidation of one property owned by an unconsolidated joint venture during the nine months ended September 30, 2018.
Gain on Derivative Instruments, Net
The $1.2 million and $2.3 million decrease during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily a result of the termination of 13 derivative instruments with aggregate notional value of $662.4 million and the de-designation of one derivative instrument with a notional value of $27.8 million during 2017.
Gain (Loss) on Disposition of Real Estate and Real Estate Assets Held For Sale, Net
The increase in gain on disposition of real estate and held for sale assets, net of $46.0 million during the three months ended September 30, 2018 as compared to the same period in 2017 was due to the Company’s disposition of 35 properties for an aggregate sales price of $189.5 million, which resulted in a gain of $46.1 million during the three months ended September 30, 2018, as compared to the disposal of 23 properties, excluding two properties conveyed to a lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate gross sales price of $65.4 million, which resulted in loss of $0.7 million during the same period in 2017. During the three months ended September 30, 2018, the Company also recognized a loss of $0.8 million related to assets classified as held for sale, with no comparable loss during the same period in 2017.
The increase in gain on disposition of real estate and held for sale assets, net of $14.0 million during the nine months ended September 30, 2018 as compared to the same period in 2017 was due to the Company’s disposition of 111 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $371.0 million which resulted in a gain of $70.3 million during the nine months ended September 30, 2018, as compared to the disposal of 106 properties, excluding six properties conveyed to a lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate sales price of $507.5 million, which resulted in a gain of $54.9 million during the same period in 2017. During the nine months ended September 30, 2018, the Company also recognized a loss of $1.9 million related to assets classified as held for sale, as compared to a loss of $0.5 million during the same period in 2017.
Provision for Income Taxes
Provision for income taxes remained relatively constant during the three months ended September 30, 2018 and 2017. The decrease in provision for income taxes of $2.0 million during the nine months ended September 30, 2018 as compared to the same period in 2017 is primarily due to a tax on the gain on the sale of certain Canadian properties during the nine months ended September 30, 2017.
Income from Discontinued Operations, Net of Income Taxes
The decrease in income from discontinued operations, net of income taxes of $4.0 million and $7.8 million during the three and nine months ended September 30, 2018, respectively, was due to the completion of the sale of Cole Capital on February 1, 2018.

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

The table below presents FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(73,942)	$16,494	$(115,872)	$65,470
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(53,919)	(53,919)
(Gain) Loss on disposition of real estate assets and interests in unconsolidated joint ventures, net	(45,226)	688	(69,083)	(54,432)
Depreciation and amortization of real estate assets	156,527	171,576	485,260	529,304
Impairment of real estate	18,382	6,363	36,082	30,857
Proportionate share of adjustments for unconsolidated entities	287	565	1,022	1,941
FFO attributable to common stockholders and limited partners	38,055	177,713	283,490	519,221
Acquisition-related expenses	810	909	2,496	2,282
Litigation and other non-routine costs, net of insurance recoveries	138,595	9,507	266,768	36,793
(Gain) loss on disposition of discontinued operations	—	—	1,785	—
Loss (gain) on investments	3,336	—	(2,302)	(65)
Gain on derivative instruments, net	(69)	(1,294)	(447)	(2,710)
Amortization of premiums and discounts on debt and investments, net	(1,123)	(1,442)	(2,332)	(3,989)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,058	1,210	3,233	4,218
Net direct financing lease adjustments	483	491	1,525	1,576
Amortization and write-off of deferred financing costs	3,926	6,028	15,451	18,702
Amortization of management contracts	—	4,146	—	12,438
Deferred and other tax (benefit) expense (1)	—	6,277	(1,855)	3,608
Gain on extinguishment and forgiveness of debt, net	(90)	(9,756)	(5,339)	(18,691)
Straight-line rent, net of bad debt expense related to straight-line rent	(8,720)	(9,955)	(31,382)	(33,622)
Equity-based compensation	3,003	3,664	9,493	11,223
Other adjustments, net	(726)	739	354	2,000
Proportionate share of adjustments for unconsolidated entities	(9)	(2)	(24)	101
Adjustments for Excluded Properties	—	2,625	465	5,964
AFFO attributable to common stockholders and limited partners	$178,529	$190,860	$541,379	$559,049

Weighted-average shares of common stock outstanding - basic	967,798,401	974,167,088	969,521,946	974,060,160
Effect of Limited Partner OP Units and dilutive securities(2)	24,125,616	24,258,683	23,894,095	24,109,327
Weighted-average shares of common stock outstanding - diluted(3)	991,924,017	998,425,771	993,416,041	998,169,487

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.19	$0.54	$0.56
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
Continuous Equity Offering Program
On September 19, 2016, the Company registered a continuous equity offering program pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of common stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of September 30, 2018, no shares of common stock have been issued pursuant to the Program.
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
From May 3, 2018 through September 30, 2018, the Company repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. As of September 30, 2018, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program. Additional shares of Common Stock repurchased by the Company under the 2018 Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the nine months ended September 30, 2018, the Company disposed of 112 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, and one property owned by an unconsolidated joint venture for an aggregate sales price of $405.1 million, of which the Company’s share was $373.7 million, resulting in consolidated proceeds of $358.4 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.

Credit Facility
Summary and Obligations
On May 23, 2018, the Company, as guarantor, and the Operating Partnership, as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto that allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Delayed-Draw Term Loan. As of September 30, 2018, the Revolving Credit Facility had an outstanding balance of $793.0 million and no amounts had been drawn on the Delayed-Draw Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. In connection with entering into the Credit Agreement, the OP repaid all of the outstanding obligations under the 2014 Credit Agreement.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2018.

Corporate Bonds
Summary and Obligations
As of September 30, 2018, the OP had $2.85 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no changes to the financial covenants of our existing Senior Notes during the nine months ended September 30, 2018. As of September 30, 2018, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
On October 16, 2018, the Company closed a senior note offering, consisting of $550.0 million aggregate principal amount of the OP’s 4.625% Senior Notes due 2025. The OP used the net proceeds from the offering of the notes to repay borrowings under its Revolving Credit Facility.
Convertible Debt
Summary and Obligations
On August 1, 2018, the Company’s 2018 Convertible Notes matured and the principal outstanding of $597.5 million, plus accrued and unpaid interest thereon, was repaid. As of September 30, 2018, the Company had $402.5 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the Convertible Notes during the nine months ended September 30, 2018 and the Company believes it was in compliance with the financial covenants pursuant to the indenture governing the Convertible Notes as of September 30, 2018.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of September 30, 2018, the Company had non-recourse mortgage indebtedness of $1.9 billion, which was collateralized by 460 properties, reflecting a decrease from December 31, 2017 of $141.4 million derived primarily from our disposition activity during the nine months ended September 30, 2018. Our mortgage indebtedness bore interest at the weighted-average rate of 4.93% per annum and had a weighted-average maturity of 3.7 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements as of September 30, 2018.
Litigation
During the three months ended September 30, 2018, the Company entered into settlement agreements with certain opt out plaintiffs and accrued $127.5 million of litigation costs related to those settlements.  During the three months ended June 30, 2018, the Company paid $90.0 million related to a settlement with Vanguard Specialized Funds, and other Vanguard funds.

Dividends
On August 2, 2018, the Company’s board of directors declared a quarterly cash dividend of $0.1375 per share of common stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2018 to stockholders of record as of September 28, 2018, which was paid on October 15, 2018. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in “Note 13 – Equity” to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of September 30, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,929,607	$2,437	$442,500	$667,665	$817,005
Interest payments - mortgage notes (1) (2)	346,436	24,511	177,182	108,534	36,209
Principal payments - Credit Facility	793,000	—	—	793,000	—
Interest payments - Credit Facility (2)	119,822	7,179	66,031	46,612	—
Principal payments - corporate bonds	2,850,000	—	750,000	400,000	1,700,000
Interest payments - corporate bonds	609,706	29,057	187,088	158,775	234,786
Principal payments - convertible debt	402,500	—	402,500	—	—
Interest payments - convertible debt	33,332	3,815	29,517	—	—
Operating and ground lease commitments	291,792	4,599	36,615	36,156	214,422
Total	$7,376,195	$71,598	$2,091,433	$2,210,742	$3,002,422
____________________________________

(1)
As of September 30, 2018, we had $50.9 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $14.1 million of variable rate debt and the Credit Facility payment obligations were calculated using a forward LIBOR curve.
Cash Flow Analysis for the nine months ended September 30, 2018
Operating Activities – During the nine months ended September 30, 2018, net cash provided by operating activities decreased $161.7 million to $433.7 million from $595.4 million during the same period in 2017. The decrease was primarily due to a $90.0 million settlement payment related to the Vanguard Action during the nine months ended September 30, 2018 and a decrease of $49.9 million in management fees and reimbursements from related parties, due to the completion of the sale of Cole Capital on February 1, 2018.
Investing Activities – Net cash provided by investing activities for the nine months ended September 30, 2018 increased $255.0 million to $197.8 million from $57.2 million net cash used in investing activities during the same period in 2017. The increase was primarily related to net proceeds from disposition of discontinued operations of $122.9 million and a decrease in investments in real estate assets of $125.5 million during the nine months ended September 30, 2018, as compared to the same period in 2017.
Financing Activities – Net cash used in financing activities of $642.8 million decreased $114.6 million during the nine months ended September 30, 2018 from $757.4 million during the same period in 2017. The decrease was primarily related to a decrease in payments on mortgage notes payable and other debt, including debt extinguishment costs of $267.0 million, offset by an increase of $88.4 million in net proceeds related to the credit facilities, corporate bonds and convertible notes and repurchases of common stock under the Share Repurchase Program of $50.2 million with no comparable repurchases during the same period in 2017.
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
Related Party Transactions and Agreements
Through the closing of the Cole Capital sale, we were contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to each of the Cole REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distributed the shares of common stock for certain of the Cole REITs and advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. We received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See “Note 14 – Related Party Transactions and Arrangements” to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
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
Interest Rate Risk
As of September 30, 2018, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value each of $5.2 billion. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $181.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $192.8 million.
As of September 30, 2018, our debt included variable-rate debt with a fair value of $807.3 million and a carrying value of $807.1 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2018 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $8.1 million annually. See “Note 9 – Debt” to our consolidated financial statements.
As of September 30, 2018, our interest rate swap had a fair value that resulted in assets of $0.8 million. See “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading “Litigation” in “Note 12 – Commitments and Contingencies” to our consolidated financial statements is incorporated by reference into this Part II, Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Purchased (1)	Average Price Paid Per Share/Unit (2)
July 1, 2018 - July 31, 2018	228	$7.45
August 1, 2018 - August 31, 2018	884	7.81
September 1, 2018 - September 30, 2018	—	—
Total	1,112	$7.73
_______________________________________________

(1)
We are authorized to repurchase shares of the General Partner’s common stock to satisfy employee withholding tax obligations related to stock-based compensation. During the third quarter of 2018, the General Partner and the Operating Partnership repurchased shares of common stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee restricted shares.

(2)	The price paid per share/unit is based on the weighted average closing price on the respective vesting date.

On May 12, 2017, the Company’s board of directors authorized the repurchase of up to $200.0 million of the General Partner’s outstanding shares of common stock over 12 months from the date of authorization, as market conditions warrant, under the 2017 Share Repurchase Program. On May 3, 2018, the Company’s board of directors terminated the 2017 Share Repurchase Program and authorized the 2018 Share Repurchase Program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. The 2018 Share Repurchase Program has similar terms as the 2017 Share Repurchase Program. During the nine months ended September 30, 2018, the Company repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions for $44.6 million as part of the 2017 Share Repurchase Program and approximately 0.8 million shares of Common Stock in multiple open market transactions for $5.6 million as part of the 2018 Share Repurchase Program. None of the share repurchases under the 2018 Share Repurchase Program occurred during the third quarter of 2018.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.12	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.15	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.17	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.18	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: November 5, 2018