Form 10-K
period 2018-12-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2019-02-21
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of VEREIT, Inc. as of June 29, 2018 was approximately $7.2 billion based on the closing sale price for VEREIT, Inc.’s common stock on that day as reported by the New York Stock Exchange.
There were 967,784,153 shares of common stock of VEREIT, Inc. outstanding as of February 19, 2019.
There is no public trading market for the common units of VEREIT Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of VEREIT Operating Partnership, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of VEREIT, Inc.’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2018 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity or debt issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate disclosures in Item 9A. Controls and Procedures and Exhibit 31 and Exhibit 32 certifications. As general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the fiscal year ended December 31, 2018

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

•
We could be subject to unexpected costs or liabilities that may arise from potential dispositions, including related to limited partnership, tenant-in-common and Delaware statutory trust real estate programs (“1031 real estate programs”) and VEREIT’s management with respect to such programs.

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

•
We are subject to risks associated with pending government investigations relating to the findings of the investigation conducted in 2014 by the audit committee (the “Audit Committee”) of the General Partner’s Board of Directors (the “Audit Committee Investigation”) and related litigation, including the expense of such investigations and litigation and any additional potential payments upon resolution.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the senior unsecured notes (the “Senior Notes”), and the Credit Agreement governing the terms of the Credit Facility (as both terms are defined in Item 1. Business).

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2018.

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
When we refer to “operating properties” we mean properties owned by the Company and beginning in 2017, omitting Excluded Properties. “Excluded Properties” are defined as properties for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. As of December 31, 2018, our portfolio was comprised of 3,994 retail, restaurant, office and industrial real estate properties with an aggregate of 95.0 million square feet, of which 98.8% was leased, with a weighted-average remaining lease term of 8.9 years. As of December 31, 2018, there were no Excluded Properties. During the year ended December 31, 2018, one vacant industrial property was considered an Excluded Property. The Company entered into a deed-in-lieu of foreclosure agreement and conveyed its interest in this property to the lender in April 2018.

PART I
Item 1. Business.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,994 retail, restaurant, office and industrial operating properties with an aggregate of 95.0 million square feet, of which 98.8% was leased as of December 31, 2018, with a weighted-average remaining lease term of 8.9 years. VEREIT’s business model provides equity capital to creditworthy corporations in return for long-term leases on their properties.
Substantially all of our real estate operations are conducted through the Operating Partnership. VEREIT, Inc. is the sole general partner and holder of 97.6% of the common partnership interests in the Operating Partnership (the “OP Units”) as of December 31, 2018 with the remaining 2.4% of the OP Units owned by certain non-affiliated investors and certain former directors, officers and employees of the Former Manager (as defined in Item 1A. Risk Factors).

Prior to the fourth quarter of 2017, the Company operated through two business segments, the real estate investment segment and the investment management segment, Cole Capital. The Company completed the sale of Cole Capital on February 1, 2018. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.
VEREIT, Inc. was incorporated in the State of Maryland on December 2, 2010 and has elected to be treated as a REIT for U.S. federal income tax purposes. The Operating Partnership was formed in the State of Delaware on January 13, 2011. We operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended. VEREIT, Inc.’s shares of common stock (“Common Stock”) and 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) trade on the New York Stock Exchange (the “NYSE”) under the trading symbols “VER” and “VER PRF,” respectively.
2018 Developments
Real Estate Acquisitions
During the year ended December 31, 2018, the Company acquired controlling financial interests in 52 commercial properties, including one land parcel for build-to-suit development, for an aggregate purchase price of $502.7 million, which includes $2.6 million of external acquisition-related expenses that were capitalized.
Real Estate Dispositions
During the year ended December 31, 2018, the Company disposed of 149 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, the Excluded Property, and one property owned by an unconsolidated joint venture for an aggregate sales price of $560.5 million, of which the Company’s share was $521.4 million, resulting in consolidated proceeds of $502.3 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. The Company recorded a gain of $96.9 million related to the dispositions.
Balance Sheet and Liquidity
Litigation Settlements
During the year ended December 31, 2018, the Company entered into settlement agreements with various plaintiffs in connection with litigation filed as a result of the findings of the Audit Committee Investigation for $217.5 million. The Company also entered into a settlement agreement for $15.7 million subsequent to December 31, 2018, which was accrued as of December 31, 2018 and included in litigation, merger and other non-routine costs, net of insurance recoveries in the consolidated statements of operations for the year ended December 31, 2018. See Note 10 – Commitments and Contingencies for additional information.
Credit Agreement
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). In connection with entering into the Credit Agreement, the OP repaid all of the outstanding obligations under the Amended and Restated Credit Agreement dated as of June 30, 2014 (as amended, the “2014 Credit Agreement”) and the 2014 Credit Agreement was terminated.
2018 Convertible Notes
The Company’s convertible senior notes due August 1, 2018 (the “2018 Convertible Notes”) matured and the principal outstanding balance of $597.5 million, plus accrued and unpaid interest thereon, was repaid with proceeds from the Revolving Credit Facility.
2025 Senior Notes
On October 16, 2018, the Company closed a senior note offering, consisting of $550.0 million aggregate principal amount of the OP’s 4.625% Senior Notes due 2025 (the “2025 Senior Notes”). The OP used the net proceeds from the offering of the notes to repay borrowings under its Revolving Credit Facility.

Debt Activity
During the year ended December 31, 2018, the Company’s total debt increased by $14.5 million, from $6.07 billion to $6.09 billion, partially due to the issuance of the 2025 Senior Notes, and net borrowings on the 2014 Credit Agreement and Credit Facility of $218.0 million. These borrowings were partially offset by the repayment of $597.5 million of the 2018 Convertible Notes and a reduction of $153.9 million in secured debt.
Share Repurchase Programs
On May 12, 2017, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warranted (the “2017 Share Repurchase Program”). On May 3, 2018, the Company’s Board of Directors terminated the 2017 Share Repurchase Program and authorized a new program (the “2018 Share Repurchase Program,” and collectively with the 2017 Share Repurchase Program, the “Share Repurchase Programs”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. During the year ended December 31, 2018, the Company repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94, for an aggregate purchase price of $44.6 million, as part of the 2017 Share Repurchase Program and 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program.
Cole Capital Sale
On February 1, 2018, we sold all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc. (“CCA”), our subsidiary that sponsored and managed non-listed real estate investment trusts, and certain of CCA’s subsidiaries, to CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC for total consideration of approximately $120.0 million in cash.
On February 1, 2018, we entered into a services agreement (the “Services Agreement”) with Cole Capital, pursuant to which we will continue to provide certain services to Cole Capital and its subsidiaries and to Cole Credit Property Trust IV, Inc. (“CCPT IV”), CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Credit Property Trust V, Inc. (“CCPT V” and collectively with CCPT IV, INAV, CCIT II and CCIT III, the “Cole REITs”) including operational real estate support. Under the terms of the Services Agreement, we are entitled to receive reimbursement for certain of the services provided and fees based on the future revenues of Cole Capital above a specified dollar threshold (the “Net Revenue Payments”), up to an aggregate of $80.0 million in Net Revenue Payments. There were no Net Revenue Payments received or earned for 2018.
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
As part of our overall portfolio strategy, we seek to lease space and/or acquire properties leased to creditworthy tenants that meet our underwriting and operating guidelines. Prior to entering into any transaction, our corporate credit analysis and underwriting professionals conduct a review of a tenant’s credit quality. In addition, we consistently monitor the credit quality of our portfolio by actively reviewing the creditworthiness of certain tenants, focusing primarily on those tenants representing the greatest concentration of our portfolio. This review primarily includes an analysis of the tenant’s financial statements either quarterly, or as frequently as the lease permits. We also consider tenant credit quality when assessing our portfolio for strategic dispositions. When we assess tenant credit quality, we, among other factors that we may deem relevant: (i) review relevant financial information, including financial ratios, net worth, revenue, cash flows, leverage and liquidity; (ii) evaluate the depth and experience of the tenant’s management team; and (iii) assess the strength/growth of the tenant’s industry. On an on-going basis, we evaluate the need for an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental revenue for future potential losses that we deem to be unrecoverable over the term of the lease. The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We are of the opinion that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.
Real Estate Investments
As of December 31, 2018, the Company owned 3,994 operating properties comprising 95.0 million square feet of retail and commercial space located in 49 states and Puerto Rico, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.8% leased with a weighted-average remaining lease term of 8.9 years. There were no tenants exceeding 10% of our consolidated annualized rental income as of December 31, 2018, 2017 or 2016. As of December 31, 2018, 2017 and 2016, properties located in Texas represented 12.5%, 12.8% and 13.5%, respectively, of our consolidated annualized rental income. As of December 31, 2018, tenants in the casual dining restaurant and manufacturing industries accounted for 12.8% and 10.1%, respectively, of our consolidated annualized rental income. As of December 31, 2017, tenants in the casual dining restaurant and manufacturing industries accounted for 13.8% and 10.1%, respectively, of our consolidated annualized rental income. As of December 31, 2016, tenants in the casual dining restaurant and manufacturing industries accounted for 15.6% and 10.1%, respectively, of our consolidated annualized rental income.
Financing Policies
We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We intend to finance future acquisitions with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of public and private offerings of our equity and debt securities, unsecured corporate-level debt, and other public, private or bank debt. In addition, we may acquire properties in exchange for the issuance of Common Stock or OP Units and we may acquire properties subject to existing mortgage indebtedness.
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
We intend to continue to emphasize unsecured corporate-level or OP-level debt in our financing and to seek to reduce the percentage of our assets which are secured by mortgage loans. For information relating to our Credit Facility, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
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
Employees
As of December 31, 2018, we had approximately 180 employees.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the “SEC”). You may access any materials we file with the SEC through the EDGAR database at the SEC’s website at http://www.sec.gov. In addition, copies of our filings with the SEC may be obtained from our website at www.ir.vereit.com. We are providing our website address solely for the information of investors. We do not intend for the information contained on our website to be incorporated into this Annual Report on Form 10-K or other filings with the SEC.
Supplemental Federal Income Tax Considerations
This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
Recent Legislation
Tax Cuts and Jobs Act
On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”), was enacted. The TCJA made major changes to the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), including a number of provisions of the Internal Revenue Code that affect the taxation of REITs and their stockholders. The long-term effect of the significant changes made by the TCJA remains uncertain, and additional administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders or holders of our debt securities.
Item 1A. Risk Factors.
Investors should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, the trading price of VEREIT's securities could decline and its stockholders and/or the Operating Partnership's unitholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. This “Risk Factors” section contains references to our “capital stock” and to our “stockholders” and “unitholders.” Unless expressly stated otherwise, references to our “capital stock” represent VEREIT’s Common Stock and any class or series of its preferred stock, references to our “stockholders” represent holders of VEREIT’s Common Stock and any class or series of its preferred stock, and references to our “unitholders” represent holders of the OP Units and any class of series of the Operating Partnership’s preferred units.

Risks Related to Our Business
We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire, on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, this risk is increased where we lease multiple properties to a single tenant under a master lease. In such an instance, a default specific to a particular property could result in a termination of the entire master lease, resulting in the loss of revenue from all properties under the master lease.
We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to sell or re-lease at similar or favorable rental rates or at all. We have and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for lower rents, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire, on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2018, we had derived approximately:

•	$63.7 million, or 5.5%, of our annualized rental income from Red Lobster®, a wholly owned subsidiary of Golden Gate Capital;

•	$339.2 million, or 29.5%, of our annualized rental income from properties located in the following four states: Texas (12.5%), Ohio (5.9%), Florida (5.6%), and Illinois (5.5%); and

•
$600.9 million, or 52.3%, of our annualized rental income from tenants in the following six industries: the casual dining restaurant industry (12.8%), the manufacturing industry (10.1%), the quick service restaurant industry (8.7%), the discount retail industry (8.4%), the pharmacy retail industry (6.8%) and the home and garden retail industry (5.5%).

As we continue to acquire properties, our portfolio may become more concentrated by tenant, geographic area or industry. Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us. These concentrations may also strengthen tenant bargaining power and make us more susceptible to adverse regulatory changes, natural disasters or other unexpected events that may impact a particular tenant, geographic location or industry which could negatively affect our operations or result in a material reduction of our cash flows or material losses to us.
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
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions and tenant performance. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease(s) may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Management has recorded impairment charges related to certain properties in the year ended December 31, 2018, and may record future impairments based on actual results and changes in circumstances. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements. See Note 6 – Fair Value Measures to our consolidated financial statements for a discussion of real estate impairment charges.
Our ownership of certain properties and other facilities are subject to ground leases or other similar agreements which limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties.
As of December 31, 2018, we held interests in properties and other facilities through leasehold interests in the land on which the buildings are located and we may acquire additional properties in the future that are subject to ground leases or other similar agreements. As of December 31, 2018, the costs associated with these ground leases represented 2.0% of annualized rental revenue. The terms of the ground leases may be different than the related operating lease for the property and many of our ground leases and other similar agreements limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, all of which may impair their value.
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
A substantial portion of our properties are leased to tenants with a below investment grade rating, as determined by major credit rating agencies, or are leased to tenants that are not rated, and may have a greater risk of default.
As of December 31, 2018, approximately 58.1% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments in properties leased to such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit-assessment tools as well as rely on our own underwriting and analysis of the tenant’s credit rating which includes, among other things, reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely impact our ability to make cash distributions to our stockholders and unitholders.
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our investment business objectives and REIT limitations. We generally intend to hold properties for an extended time, but our management or Board of Directors may exercise their discretion as to whether and when to sell a property to achieve investment or portfolio objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers, the availability of attractive financing for potential buyers of our properties and the quality of the underlying tenant. In addition, if our competitors sell assets similar to assets we intend to divest and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or terms. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure you that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders and unitholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to seek modifications of an underlying lease or expend funds to correct defects or to make improvements before a property can be sold.
Dividends paid from sources other than our cash flow from operations could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us.
We may not generate sufficient cash flow from operations to pay dividends and we may in the future pay dividends from sources other than from our cash flow from operations, such as from the proceeds of property or other asset dispositions, borrowings (including on our existing line of credit), cash and cash equivalents balances, and/or offerings of debt and/or equity securities. We have not established any limit on the amount of borrowings and/or the sale of property or other assets or the proceeds from an offering of debt or equity securities that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.
Funding dividends from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding dividends with the sale of property or other assets or the proceeds of offerings of debt or equity securities may affect our ability to generate cash flows. Payment of dividends from these sources could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us, any or all of which may adversely affect your overall return. In addition, funding dividends from the sale of additional debt or equity securities could dilute your interest in us if we sell shares of our Common Stock or securities that are convertible or exercisable into shares of our Common Stock to third party investors. As a result, the return you realize on your investment may be reduced.
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
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.
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
If a sale-leaseback is re-characterized as a financing, we would not be considered the owner of the property and, as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback is re-characterized as a joint venture, our tenant and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.

We have a history of operating losses and cannot assure you that we will achieve or maintain profitability.
Since our inception in 2010, we have experienced net losses (calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and as of December 31, 2018, had an accumulated deficit of $5.47 billion. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability.
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.
We may acquire properties in the future. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we expect to finance any future acquisitions through a combination of borrowings (including under our Revolving Credit Facility), cash and cash equivalent balances, proceeds from equity and/or debt offerings by VEREIT, the Operating Partnership or their subsidiaries, cash flow from operations and proceeds from property or other asset dispositions which, if unavailable, could adversely affect our cash flows.
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
We have assumed, and may in the future assume, existing liabilities in connection with property acquisitions, some of which may have been unknown or unquantifiable at the time of the transaction or the magnitude of which may have increased since the time of the transaction. Such liabilities might include liabilities for cleanup or remediation of undisclosed or disclosed environmental conditions, claims of tenants or other persons dealing with prior owners of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such liabilities is material or higher than anticipated, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
We face intense competition, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We are subject to competition in the leasing of our properties. We compete with numerous developers, owners and operators of retail, restaurant, industrial and office real estate, many of which have greater financial and other resources than us. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’

leases expire or to attract new tenants. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.
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

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	inability to collect rent from tenants, or other failures by tenants to perform the obligations under their leases;

•	competition from other real estate investors, including other real estate operating companies, REITs and institutional investment funds;

•	reductions in the level of demand for commercial space generally, and freestanding net leased properties specifically, and changes in the relative popularity of our tenants and/or properties;

•	increases in the supply of freestanding single-tenant properties;

•	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

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

In addition, our properties are subject to the ADA and while our tenants are obligated to comply with the ADA and may be obligated under our leases to pay for the costs associated with compliance with the ADA, if compliance involves expenditures that are greater than anticipated or if tenants fail or are unable to comply, we may be required to incur expenses to bring a property into compliance.
Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry commercial general liability, flood, earthquake, and property and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue certain coverages on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots, war or nuclear explosions. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to nuclear explosions, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
Our participation in joint ventures creates additional risks as compared to direct real estate investments, and the actions of our joint venture partners could adversely affect our operations or performance.
We have in the past participated, and may in the future participate, in transactions structured to purchase or dispose of assets jointly with unaffiliated third parties (a “joint venture”). There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture, or other entity. In addition, there is the potential of the third-party participant in the joint venture becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and that participant. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities. Investments in joint ventures may preclude us from acquiring properties for our own portfolio or a property that may be suitable for our portfolio may instead be allocated to the joint venture. The competing rights of each owner in a jointly-owned property could effect a reduction in the value of each owner’s interest in the subject property.
If we are unable to maintain effective disclosure controls and procedures and effective internal control over financial reporting, investor confidence and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures and internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, there can be no guarantee as to the effectiveness of our disclosure controls and procedures and we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be adversely affected and we could fail to meet our reporting obligations.
Government investigations relating to the findings of the Audit Committee Investigation has resulted in significant expenses and may result in significant legal expenses, fines, and/or penalties, including indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer.
On November 13, 2014, we received the first of two subpoenas relating to the findings of the Audit Committee Investigation from the staff of the SEC, each of which called for the production of certain documents. On December 19, 2014, we received a subpoena from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts. The U.S. Attorney’s Office for the Southern District of New York also contacted counsel for the Company and counsel for the Audit Committee. We are cooperating with these regulators in their investigations. The U.S. Attorney’s Office for the Southern District of New York has indicated that it does not intend to bring criminal charges against the Company arising from its investigation. In addition, we have not been in contact with the Massachusetts regulator since June 2015 and we believe that the investigation has concluded. We cannot, however, predict the outcome or time needed to resolve the SEC investigation or whether we will face additional government investigations, inquiries or other actions related to these matters. Subject to certain limitations, we are obligated to advance certain legal expenses to and indemnify our former directors, officers and employees, among others in connection with the ongoing government investigations and potential future government inquiries, investigations or actions. These matters could result in actions seeking, among other things, injunctions against us and the payment of significant fines and/or penalties, as well as requiring payment of substantial legal fees and indemnification obligations, and cause our business, financial condition, liquidity and results of operations to suffer. We have not reserved an amount for the SEC investigation because we believe that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. We can provide no assurance as to the outcome of any government investigation.

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
Since the October 29, 2014 announcement of the findings of the Audit Committee Investigation and the subsequent restatement of the Company’s financial statements in March 2015, the Company and its former officers and directors (along with others) have been named as defendants in multiple putative securities class action complaints in the United States District Court for the Southern District of New York, which were subsequently consolidated under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH), multiple individual securities lawsuits (“opt-out actions”) and multiple derivative lawsuits. The Company has currently settled all but one of the opt-out actions. See Note 10 – Commitments and Contingencies to our consolidated financial statements for additional details regarding pending litigation matters related to the Audit Committee Investigation.
As a result of the various pending litigations, and subject to certain limitations, we are obligated to advance certain legal expenses to and indemnify our former directors, officers and employees, as well as certain outside individuals and entities. These lawsuits have resulted in significant ongoing legal expenses, which are expected to continue. We have not reserved amounts for the pending class action and remaining opt-out action because we believe that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The resolution of these matters, and the timing thereof, are uncertain. Any such resolution, whether through a judgment or a settlement, could require substantial payments by the Company, including potential indemnification obligations, which are not expected to be covered by insurance, and may materially impact the Company’s business, financial condition, liquidity and results of operations.
Historical 1031 real estate programs we manage may divert resources from our core business operations and may subject us to unexpected liabilities and costs.
We continue to serve as the asset manager of certain historical 1031 real estate programs. While the volume of programs under management has been decreasing, we continue to manage the remaining properties which requires the allocation of staff and other Company resources. Continuing management of these programs may divert resources from our core business operations and could result in unexpected liabilities and costs, including potential litigation.
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
Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board and the SEC, who create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate.
We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive and senior management teams and staff supporting our continuing operations. If there are changes in senior leadership affecting our continuing operations, such changes could be disruptive and could compromise our ability to operate our business. While we have entered into employment agreements with certain key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, integrate, train and retain qualified management personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could damage our business and adversely affect our results of operations.
Competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retailers, could adversely affect our business.
Our retail tenants face increasing competition from e-commerce retailers. E-commerce sales continue to account for an increasing percentage of retail sales and this trend is expected to continue. These trends may have an impact on decisions that retailers make regarding their brick and mortar stores. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. These conditions could adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations (e.g., disruption of finance or accounting systems that process or receive payment obligations, manage cash, warehouse data and other processes and procedures), misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. In addition, from time to time, we update, modify or change our information systems and, although we have taken steps to protect the security of the data and systems, our security measures may not be able to prevent cyber incidents resulting from such modifications or changes. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures (including training and recovery procedures) and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident. The remediation of a cyber incident could result in significant unplanned expenditures and our cash flows and results of operations could be adversely affected.
We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in the dilution of our stockholders and unitholders, and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. Under the Third Amended and Restated Agreement of Limited Partnership of the OP, as amended (the “LPA”), after holding OP Units for a period of one year, unless otherwise consented to by the General Partner, holders of OP Units have a right to redeem the OP Units for the cash value of a corresponding number of shares of the General Partner’s Common Stock or, at the option of the General Partner, a corresponding number of shares of the General Partner’s Common Stock. This could result in the dilution of our stockholders and unitholders through the issuance of OP Units that may be exchanged for shares of our Common Stock. This acquisition structure may also have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.

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
As of December 31, 2018, our aggregate indebtedness was $6.1 billion. We may incur significant additional debt in the future, including borrowings under our Credit Facility, for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of a property and litigation expenses. At December 31, 2018, we had $2.5 billion of undrawn commitments under our Credit Facility. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant adverse consequences, including as follows:

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

•	we may be unable to pay off or refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

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

•
certain of the property subsidiaries’ loan documents may include restrictions that limit the subsidiary’s ability to take certain actions with respect to the property, including restrictions on the subsidiary’s ability to make dividends to us or restrictions that require us to obtain lender consent which could adversely affect our ability to sell, lease or otherwise address issues with the property;

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
If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in the Credit Agreement, or the indenture governing the Senior Notes, we may automatically be in default under any other loan or indenture that has cross-default provisions (including the Credit Agreement governing the Credit Facility), and (x) further borrowings under the Credit Facility will be prohibited, and outstanding indebtedness under the Credit Facility, and our indenture (including the indenture governing the Senior Notes) or such other loans may be accelerated and (y) to the extent any such debt is secured, directly or indirectly, by any properties or assets, the lenders may foreclose on the properties or assets securing such indebtedness.
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
The indenture governing our Senior Notes and the Credit Agreement governing the Credit Facility contain restrictive covenants that limit our operating flexibility.
The indenture governing our Senior Notes and the Credit Agreement governing the Credit Facility require us to comply with customary affirmative and negative covenants and other financial and operating covenants that, among other things, restrict our ability to take specific actions, including restrictions on our ability to:

•	consummate a merger, consolidation or sale of all or substantially all of our assets; and

•	incur or guarantee additional secured and unsecured indebtedness.
In addition, the indenture governing our Senior Notes requires us, among other things, to maintain a maximum unencumbered leverage ratio and the Credit Agreement governing the Credit Facility requires us, among other things, to maintain a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio and a minimum unencumbered interest coverage ratio. The Credit Agreement governing the Credit Facility also includes customary restrictions on, among others, liens, negative pledges, intercompany transfers, fundamental changes, transactions with affiliates and restricted payments.
Our ability to comply with these and other provisions of the indenture governing our Senior Notes and the Credit Agreement governing the Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. Any failure to comply with these covenants would constitute a default under the indenture governing our Senior Notes and/or the Credit Agreement, as applicable, and would prevent further borrowings under the Credit Agreement and could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.
Our organizational documents have no limitation on the amount of indebtedness that we may incur. As a result, we may become more highly leveraged in the future, which could adversely affect our financial condition.
Our business strategy contemplates the use of debt to finance long-term growth. While we intend to limit our indebtedness, our organizational documents contain no limitations on the amount of debt that we may incur. Further, our financing decisions and related decisions regarding levels of debt may be determined by our Board of Directors in its discretion without stockholder approval. As a result, we may be able to incur substantial additional debt, including secured debt, in the future, subject to us meeting the financial and operating covenants described above, which could result in us becoming more highly leveraged and adversely affecting our financial condition.

Increases in interest rates would increase our debt service obligations and may adversely affect the refinancing of our existing debt and our ability to incur additional debt, which could adversely affect our financial condition.
Certain of our borrowings bear interest at variable rates, and we may incur additional variable-rate debt in the future. Increases in interest rates would result in higher interest expenses on our existing unhedged variable rate debt, and increase the costs of refinancing existing debt or incurring new debt. Additionally, increases in interest rates may result in a decrease in the value of our real estate and decrease the market price of our capital stock and could accordingly adversely affect our financial condition, cash flow and results of operation.
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
Credit rating agencies continually evaluate their ratings for the companies that they follow, including us. The credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. Our Senior Notes are periodically rated by nationally recognized credit rating agencies, but we cannot be sure that credit rating agencies will maintain their ratings on the Senior Notes. Our current corporate credit and issue-level ratings for our Senior Notes are “BBB-” with a “stable” outlook from Standard & Poor’s Rating Services. Our corporate credit and issue-level ratings for our Senior Notes are “Baa3” with a “stable” outlook assigned by Moody’s Investor Service, Inc. Our corporate credit and issue-level ratings for our Senior Notes are “BBB-” with a “stable” outlook assigned by Fitch Ratings, Inc.
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
The sales price of our Common Stock on the NYSE has fluctuated in recent quarters. Our stock price may fluctuate in response to a number of events and factors, including as a result of future offerings of our securities, as a result of the events or realization of the risks described in this “Risk Factors” section or in our future filings with the SEC, and as a result of changes to our dividend yield relative to yields on other financial instruments (e.g., increases in interest rates resulting in higher yields on other financial instruments may adversely affect the sales price of our Common Stock). In addition, the trading volume and price of our Common Stock may fluctuate and be adversely impacted in response to a number of factors, including:

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
The issuance of additional equity securities may dilute earnings per share and existing equity holders.
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
Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate, such as us, is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or lease our property or to borrow using such property as collateral. In addition, persons exposed to hazardous or toxic substances may sue us for personal injury damages. As a result, in connection with our current or former ownership, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws. Further, environmental laws may impose liabilities, costs or operating limitations on our tenants which could adversely affect our tenants’ operations and their ability to make rental payments to us.
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
We may be subject to risks relating to investments in mortgage, bridge or mezzanine loans which may adversely affect our investment and our ability to sell those loans held for sale.
We have in the past and in the future may invest in mortgage, bridge or mezzanine loans which investment involves risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions (such as the decline of the underlying property value from our initial investment) affecting real estate values and interest rate levels. If there are defaults under these loans, we may not be able to repossess and sell quickly or foreclose on any properties securing such loans which could reduce the value of our investment in the defaulted loan. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to sell our remaining investment or foreclose on or sell the collateral or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. As of December 31, 2018, our investments of mortgage, bridge or mezzanine loans notes receivable were classified as held for sale, however, we may in the future determine to invest in mortgage, bridge or mezzanine loans.
We are subject to risks relating to real estate-related securities, including commercial mortgage backed securities (“CMBS”).
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities may be subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer or that income from collateral may be insufficient to meet debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities, the ability of the obliged parties to repay principal and interest or make distribution payments and our ability to sell these securities we determine to market for sale.
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
From time to time, we engage in build-to-suit acquisitions and the acquisition of properties under development. In connection with these businesses, we enter into purchase and sale arrangements with sellers or developers of suitable properties under development or construction. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance, and if other conditions have been met, such as there being an effective lease for the property, and the tenant having accepted the property and commenced paying rent. We may also engage in development and construction activities involving existing properties, including the construction of new buildings or the expansion of existing facilities (typically at the request of a tenant) or the development or build-out of vacant space. We may advance significant amounts in connection with certain development projects.
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
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental revenue and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.

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
As of December 31, 2018, we owned approximately 97.6% of the OP Units in the Operating Partnership. However, the Operating Partnership may issue additional OP Units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders would not directly own any such OP Units, they would not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.
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
Our investment, financing, borrowing and dividend policies and our policies with respect to other activities, including growth, debt, capitalization, operations and other governance matters, will be determined by the Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, the Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, financial condition, liquidity and results of operations and our ability to satisfy our debt service obligations and to make distributions to our stockholders and unitholders.
Our rights and the rights of our stockholders to take action against our directors and officers are limited under Maryland law.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (1) actual receipt of an improper personal benefit or profit in money, property or services or (2) active and deliberate dishonesty established by a final judgment as being material to the cause of action. Our charter contains such a provision and limits the liability of our directors and officers to the maximum extent permitted by Maryland law. Maryland law requires us to indemnify our directors and officers for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, our charter obligates us to advance the reasonable defense costs incurred by our directors and officers. Finally, we have entered into agreements with our directors and officers pursuant to which we have agreed to indemnify them to the maximum extent permitted by Maryland law.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRS”). Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS of the REIT. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRS will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. These rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Not all taxing jurisdictions recognize the favorable tax treatment afforded to REITs under the Internal Revenue Code. As such, we may be subject to regular corporate net income taxes in certain state, local or foreign taxing jurisdictions. In addition, we, the Operating Partnership, our TRS, and/or other entities through which we conduct our business may also be subject to state, local or foreign income, franchise, sales, transfer, excise or other taxes. Any taxes that we incur directly or indirectly will reduce our cash available for distribution to our stockholders and unitholders. Additionally, changes in state, local or foreign tax law could reduce the cash flow from certain investments made by us and could make such investments less attractive to potential buyers when we seek to liquidate such investments.
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
On December 22, 2017, the TCJA was signed into law. The TCJA makes major changes to the Internal Revenue Code, including a number of provisions of the Internal Revenue Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our capital stock.
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
For our taxable years that ended on or before December 31, 2014, and for any year in which we fail to be a “publicly offered” REIT within the meaning of Section 562 of the Internal Revenue Code, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” We believe we qualify as a publicly offered REIT, but there can be no assurance that we will continue to so qualify. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations have been structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend prior to January 1, 2015 (or any later year in which we are not a publicly offered REIT), we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.
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
We may purchase properties and lease them back to the sellers of such properties. The IRS could challenge our characterization of certain leases in any such sale-leaseback transactions as “true leases,” which allows us to be treated as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a recharacterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our leases primarily consist of corporate offices, including our headquarters located in Phoenix, Arizona. As of December 31, 2018, the Company owned 3,994 operating properties comprising 95.0 million square feet of retail and commercial space located in 49 states and Puerto Rico, which includes properties owned through consolidated joint ventures. The rentable space at these properties was 98.8% leased with a weighted-average remaining lease term of 8.9 years. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Metrics for a discussion of the properties we hold for rental operations and Schedule III – Real Estate and Accumulated Depreciation for a detailed listing of such properties.
Item 3. Legal Proceedings.
The information contained under the heading “Litigation” in Note 10 – Commitments and Contingencies to our consolidated financial statements is incorporated by reference into this Part I, Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Effective July 31, 2015, we transferred the listing of the General Partner’s Common Stock and Series F Preferred Stock to the NYSE from NASDAQ Global Select Market. The General Partner’s Common Stock and Series F Preferred Stock trade under the trading symbols “VER” and “VER PRF,” respectively.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the General Partner’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the S&P 500 Index (“S&P 500”) for the period commencing December 31, 2013 and ending December 31, 2018. The graph assumes an investment of $100 on December 31, 2013.
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
Distributions
On February 20, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2019 to stockholders of record as of March 29, 2019, which will be paid on April 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit. Our future distributions may vary and will be determined by the General Partner’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors.
As of February 19, 2019, the General Partner had approximately 3,441 registered stockholders of record of its Common Stock. This figure does not reflect the beneficial ownership of shares held in nominee name. There is no established trading market for the Operating Partnership's OP Units. As of February 19, 2019, there were 26 record holders of the OP Units.
Recent Sales of Unregistered Securities
During 2018, the General Partner issued an aggregate of 32,439 shares of Common Stock in redemption of 32,439 Limited Partner OP Units (which refers to OP Units issued to parties other than the General Partner). These shares of Common Stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows the amount of securities remaining available for future issuance under our equity compensation plans as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Securities Available For Future Issuance Under Equity Compensation Plans (1) (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,763,165	$6.84	89,395,172
Equity compensation plans not approved by security holders	—	—	—
Total	2,763,165	$6.84	89,395,172
_______________________________________________

(1)
Represents the total number of shares of Common Stock reserved for the issuance of equity under our equity-based compensation plans. Shares available under the Equity Plan are equal to 10.0% of the total number of issued and outstanding shares of our Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) at any time.  As such, the number of shares available for issuance under the Equity Plan changes automatically with changes in the total number of outstanding shares of Common Stock, outstanding OP Units, and dilutive securities. See Note 12 – Equity-based Compensation to our consolidated financial statements for a discussion of the Company’s equity-based compensation plans.

Repurchases of Equity Securities

Period	Total Number of Shares/ Units Purchased (1)	Average Price Paid Per Share/Unit (2)
October 1, 2018 - October 31, 2018	16,538	$7.16
November 1, 2018 - November 30, 2018	—	—
December 1, 2018 - December 31, 2018	—	—
Total	16,538	$7.16
_______________________________________________

(1)
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to equity-based compensation. During the fourth quarter of 2018, the General Partner and the Operating Partnership repurchased shares of Common Stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes on employee restricted shares.

(2)	The price paid per share/unit is based on the weighted average closing price on the respective vesting date.
On May 12, 2017, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the General Partner’s outstanding shares of Common Stock over 12 months from the date of authorization, as market conditions warranted, under the 2017 Share Repurchase Program. On May 3, 2018, the Company’s Board of Directors terminated the 2017 Share Repurchase Program and authorized the 2018 Share Repurchase Program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. The 2018 Share Repurchase Program has similar terms as the 2017 Share Repurchase Program. During the year ended December 31, 2018, the Company repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions for $44.6 million as part of the 2017 Share Repurchase Program and approximately 0.8 million shares of Common Stock in multiple open market transactions for $5.6 million as part of the 2018 Share Repurchase Program. None of the share repurchases under the 2018 Share Repurchase Program occurred during the fourth quarter of 2018. As of December 31, 2018, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program. Additional shares of Common Stock repurchased by the Company under the 2018 Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. Prior periods have been reclassified to conform to current presentation, as discussed in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements:

	December 31,
	2018	2017	2016	2015	2014
Balance sheet data:
Total real estate investments, at cost	$15,604,839	$15,615,375	$15,584,442	$16,784,721	$18,292,560
Total assets	$13,963,493	$14,705,578	$15,587,574	$17,405,866	$20,427,136
Total debt, net	$6,087,922	$6,073,444	$6,367,248	$8,059,802	$10,425,778
Total liabilities	$6,663,349	$6,662,702	$6,968,041	$8,691,907	$11,044,806
Total equity	$7,300,144	$8,042,876	$8,619,533	$8,713,959	$9,382,330

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating data:
Rental revenue	$1,257,867	$1,252,285	$1,335,447	$1,441,135	$1,375,699
Litigation, merger and other non-routine costs, net of insurance recoveries (1)	290,963	47,960	3,884	33,628	199,685
Impairments	54,647	50,548	182,820	91,755	100,547
Total other operating expenses	834,644	897,524	959,714	1,025,962	1,116,266
Total gain (loss) on dispositions and assets held for sale	94,331	61,536	45,524	(72,311)	(277,031)
Interest and other expenses, net	(258,568)	(259,412)	(304,304)	(351,882)	(398,947)
Provision for income taxes	(5,101)	(6,882)	(7,136)	(4,589)	(7,313)
(Loss) income from continuing operations	(91,725)	51,495	(76,887)	(138,992)	(724,090)
Income (loss) from discontinued operations, net of income taxes (2)	3,695	(19,117)	(123,937)	(184,500)	(286,822)
Net (loss) income	(88,030)	32,378	(200,824)	(323,492)	(1,010,912)
Net loss (income) attributable to non-controlling interests (3)	2,256	(560)	4,961	7,139	33,727
Net (loss) income attributable to General Partner	$(85,774)	$31,818	$(195,863)	$(316,353)	$(977,185)

Cash flow data:
Net cash flows provided by operating activities	$493,914	$793,267	$797,948	$859,695	$502,887
Net cash flows provided by (used in) investing activities	$151,119	$(274,106)	$881,637	$941,417	$(2,527,726)
Net cash flows (used in) provided by financing activities	$(655,406)	$(756,595)	$(1,506,985)	$(2,151,604)	$2,415,555

Per share data:
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.17)	$(0.02)	$(0.16)	$(0.23)	$(1.01)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	0.00	(0.02)	(0.13)	(0.20)	(0.35)
Basic and diluted net loss per share attributable to common stockholders (4)	$(0.16)	$(0.04)	$(0.29)	$(0.43)	$(1.36)
Weighted-average number of shares of Common Stock outstanding - basic (5)(6)	969,092,268	974,098,652	931,422,844	903,360,763	793,150,098
Cash dividends declared per common share	$0.55	$0.55	$0.55	$0.28	$1.08
_______________________________________________

(1)
The Company's operations were impacted by litigation and investigations prompted by the results of the Audit Committee Investigation beginning in 2014 through 2018 and significant mergers during 2014. During 2018, the Company expensed litigation settlement costs of $233.2 million.

(2)
On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. Substantially all of the Cole Capital segment is reflected in the financial statements as discontinued operations.

(3)	Represents income or loss attributable to limited partners and consolidated joint venture partners.

(4)	Amounts may not total due to rounding.

(5)
For all periods presented, the effect of certain unvested restricted shares or units, stock options, OP Units outstanding and convertible preferred shares were excluded from the weighted-average share calculation as the effect would be antidilutive.

(6)	For 2014, the effect of long-term incentive plan units of the OP was also excluded from the weighted-average share calculation as the effect would be antidilutive.

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
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,994 retail, restaurant, office and industrial operating properties with an aggregate 95.0 million square feet, of which 98.8% was leased as of December 31, 2018, with a weighted-average remaining lease term of 8.9 years. On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements.
Loss Contingencies
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. We review these matters on a quarterly basis. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and the amount is reasonably estimable, the estimated loss or range of loss is disclosed. The risks and uncertainties involved in applying the principles related to estimating loss contingencies include, but are not limited to, the following:

•	Litigation outcomes are inherently unpredictable and are often resolved over long periods of time.

•
Estimating probable and reasonably possible losses requires the analysis of multiple possible outcomes that often depend on judgments about potential actions by third parties, future changes in facts and circumstances, differing interpretations of the law, assessments of the amount of damages, and other factors beyond our control. There is the potential for a material adverse effect on our financial statements if one or more matters are resolved in a particular period in an amount materially in excess of what we anticipated.

•	We do not recognize insurance recoveries until any contingencies relating to the insurance recovery claim have been resolved.
See Note 10 – Commitments and Contingencies for additional information.
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

The Company performed its annual test of goodwill for impairment and determined an estimated fair value of $15.2 billion, $15.1 billion and $18.3 billion at the 2018, 2017, and 2016 measurement dates, respectively, which exceeded the carrying values by 13.4%, 8.1% and 21.0%, respectively. As such, no goodwill impairment was recorded during the years ended December 31, 2018, 2017 or 2016 in (loss) income from continuing operations. If all other assumptions were held constant, increasing the discount rate by 0.5% would decrease the amount that the 2018 fair value exceeds the 2018 carrying value from $1.8 billion to $1.0 billion.
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

•
The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants.

•	Changes related to management’s intent to sell or lease the real estate assets used to develop the forecasted cash flows may have a material impact on the Company’s financial results.
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
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements.

Operating Highlights and Key Performance Indicators
2018 Activity

•
Acquired controlling financial interests in 52 commercial properties, including one land parcel for build-to-suit development, for an aggregate purchase price of $502.7 million, which includes $2.6 million of external acquisition-related expenses that were capitalized.

•
Disposed of 149 properties and one property owned by an unconsolidated joint venture for an aggregate sales price of $560.5 million, of which the Company’s share was $521.4 million, resulting in consolidated proceeds of $502.3 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. We recorded an aggregate gain of $96.9 million related to these sales.

•	Sold substantially all of Cole Capital for approximately $120.0 million in cash.

•
Entered into settlement agreements with various plaintiffs in connection with litigation filed as a result of the findings of the Audit Committee Investigation for $217.5 million. The Company also entered into settlement agreements for $15.7 million subsequent to December 31, 2018, which was accrued and included in litigation, merger and other non-routine costs, net of insurance recoveries in the consolidated statements of operations for the year ended December 31, 2018.

•
On May 23, 2018, entered into the Credit Agreement which allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Credit Facility Term Loan. In connection with entering into the Credit Agreement, the existing 2014 Credit Agreement was terminated.

•
On August 1, 2018, the Company’s 2018 Convertible Notes matured and the principal outstanding balance of $597.5 million, plus accrued and unpaid interest thereon, was repaid with proceeds from the Revolving Credit Facility.

•
On October 16, 2018, the Company closed a senior note offering, consisting of $550.0 million aggregate principal amount of the OP’s 4.625% Senior Notes due 2025. The OP used the net proceeds from the offering of the notes to repay borrowings under its Revolving Credit Facility.

•	Total secured debt decreased by $153.9 million, from $2.1 billion to $1.9 billion.

•
Repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94, for an aggregate purchase price of $44.6 million, as part of the 2017 Share Repurchase Program and 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million, as part of the 2018 Share Repurchase Program.

•	Declared a quarterly dividend of $0.1375 per share of Common Stock for each quarter of 2018, representing an annualized dividend rate of $0.55 per share.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of December 31, 2018, based on annualized rental income of $1.2 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties, excluding properties owned through our unconsolidated joint ventures, as of December 31, 2018, 2017 and 2016:

	2018	2017 (1)	2016
Portfolio Metrics
Operating properties	3,994	4,091	4,142
Rentable square feet (in millions)	95.0	94.4	93.3
Economic occupancy rate (2)	98.8%	98.8%	98.3%
Investment-grade tenants (3)	41.9%	39.6%	41.2%
____________________________________

(1)	Omits the impact, if any, of the Excluded Properties.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by total square feet.

(3)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties, excluding properties owned through our unconsolidated joint ventures, as of December 31, 2018, 2017 and 2016:

	2018	2017 (1)	2016
Economic Metrics
Weighted-average lease term (in years) (2)	8.9	9.5	9.9
Lease rollover: (2)(3)
Annual average	5.5%	4.8%	4.3%
Maximum for a single year	7.2%	7.3%	7.4%
____________________________________

(1)	Omits the impact, if any, of the Excluded Properties.

(2)	Based on annualized rental income of our real estate portfolio as of the respective reporting date.

(3)	Through the end of the next five years as of the respective reporting date.

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

	Year Ended December 31,
	2018	2017	2016
Financial Metrics
Rental revenue	$1,257,867	$1,252,285	$1,335,447
(Loss) income from continuing operations	$(91,725)	$51,495	$(76,887)
Income (loss) from discontinued operations, net of income taxes	$3,695	$(19,117)	$(123,937)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.17)	$(0.02)	$(0.16)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	0.00	(0.02)	(0.13)
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.16)	$(0.04)	$(0.29)

FFO attributable to common stockholders and limited partners from continuing operations (2)	$434,371	$672,225	$737,353
FFO attributable to common stockholders and limited partners from discontinued operations (2)	3,695	(19,117)	(123,937)
FFO attributable to common stockholders and limited partners (2)	$438,066	$653,108	$613,416

AFFO attributable to common stockholders and limited partners from continuing operations (2)	$710,688	$702,556	$723,354
AFFO attributable to common stockholders and limited partners from discontinued operations (2)	3,202	36,213	18,103
AFFO attributable to common stockholders and limited partners (2)	$713,890	$738,769	$741,457

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share (2)	$0.72	$0.70	$0.76
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share (2)	0.00	0.04	0.02
AFFO attributable to common stockholders and limited partners per diluted share (2)	$0.72	$0.74	$0.78
____________________________________

(1)	Amounts may not total due to rounding. See Note 14 – Net Income (Loss) Per Share/Unit for calculation of net (loss) income per share.

(2)	See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Property Financing
Our mortgage notes payable consisted of the following as of December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (3)
December 31, 2018	459	$1,917,132	4.93%	3.4
December 31, 2017 (4)	471	$2,054,838	4.88%	4.1
December 31, 2016	619	$2,629,949	4.95%	4.6
_______________________________________________

(1)	Weighted average effective interest rates ranged from 3.1% to 6.1% at December 31, 2018, 3.1% to 7.2% at December 31, 2017, and 2.0% to 7.75% at December 31, 2016.

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
In addition, we have financing which is not secured by interests in real property, which is described under Liquidity and Capital Resources.
Future Lease Expirations
The following is a summary of lease expirations for the next 10 years and beyond at the operating properties we owned as of December 31, 2018 (dollar amounts and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2019	139	2,331	2.4%	$35,949	3.1%
2020	207	3,526	3.5%	40,754	3.5%
2021	192	8,491	8.9%	76,624	6.7%
2022	262	9,365	9.9%	81,816	7.1%
2023	316	6,593	7.0%	82,859	7.2%
2024	194	9,334	9.9%	110,212	9.6%
2025	271	4,324	4.7%	60,665	5.3%
2026	222	9,654	10.2%	84,105	7.3%
2027	360	7,939	8.3%	104,748	9.1%
2028	317	6,275	6.6%	77,301	6.7%
Thereafter	766	26,014	27.4%	396,079	34.4%
Total	3,246	93,846	98.8%	$1,151,112	100.0%
_______________________________________________

(1)	The Company has certain leases comprised of multiple properties.
Results of Operations
On February 1, 2018, the Company sold substantially all of Cole Capital, which is presented as discontinued operations for all periods presented. The Company’s continuing operations represent primarily those of the real estate investment segment. The operating expense reimbursements line item has been combined into rental revenue for prior periods presented to be consistent with the current year presentation.
Rental Revenue
The table below sets forth, for the periods presented, rental revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 Increase/(Decrease)	2017 vs 2016 Increase/(Decrease)
Rental revenue	$1,257,867	$1,252,285	$1,335,447	$5,582	$(83,162)

2018 vs 2017 – The increase in rental revenue of $5.6 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to the acquisition and disposition of real estate properties. Subsequent to January 1, 2017, the Company acquired 140 occupied properties for an aggregate purchase price of $1.2 billion and disposed of 286 consolidated properties, of which 69 were vacant, for an aggregate sales price of $1.1 billion.
2017 vs 2016 – The decrease in rental revenue of $83.2 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to the disposition of 438 consolidated properties subsequent to January 1, 2016.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 Increase/(Decrease)	2017 vs 2016 Increase/(Decrease)
Acquisition-related	$3,632	$3,402	$1,321	$230	$2,081
Litigation, merger and other non-routine costs, net of insurance recoveries	290,963	47,960	3,884	243,003	44,076
Property operating	126,461	128,717	144,428	(2,256)	(15,711)
General and administrative	63,933	58,603	51,927	5,330	6,676
Depreciation and amortization	640,618	706,802	762,038	(66,184)	(55,236)
Impairments	54,647	50,548	182,820	4,099	(132,272)
Total operating expenses	$1,180,254	$996,032	$1,146,418	$184,222	$(150,386)
Acquisition-Related Expenses
2018 vs 2017 - Acquisition-related expenses, which consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals, remained relatively constant during the year ended December 31, 2018 as compared to the same period in 2017.
2017 vs 2016 - The increase of $2.1 million in acquisition-related expenses for the year ended December 31, 2017, as compared to the same period in 2016 was primarily due to an increase in allocated internal salaries resulting from time spent on acquiring commercial properties during the year ended December 31, 2017. The Company acquired 88 properties and three land parcels for an aggregate purchase price of $748.8 million during the year ended December 31, 2017 as compared with the acquisition of eight properties for an aggregate purchase price of $100.2 million during the year ended December 31, 2016.
Litigation, Merger and Other Non-Routine Costs, Net of Insurance Recoveries
2018 vs 2017 - The increase of $243.0 million during the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to litigation settlements related to litigation filed as a result of the findings of the Audit Committee Investigation of $233.2 million during the year ended December 31, 2018. Related litigation costs increased $21.2 million for the year ended December 31, 2018 as compared to the same period in 2017, offset by the reversal of an accrual of $10.9 million, as the Company was legally released from certain advancement obligations. In addition, insurance recoveries of $2.3 million were recognized during the year ended December 31, 2018 related to the litigation resulting from prior mergers.
2017 vs 2016 - The increase of $44.1 million during the year ended December 31, 2017, as compared to the same period in 2016 was due to an increase of $25.2 million in legal fees incurred related to the Audit Committee Investigation and related litigation and investigations during the year ended December 31, 2017 as compared to the same period in 2016. Additionally, the Company recognized $21.2 million of insurance recoveries during the year ended December 31, 2016, of which $10.5 million related to litigation resulting from prior mergers and $10.7 million related to the Audit Committee Investigation and related litigation and investigations. No insurance recoveries were recognized during the year ended December 31, 2017 related to the litigation resulting from prior mergers.
Property Operating Expenses
2018 vs 2017 – Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The decrease in property operating expenses of $2.3 million during the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to the acquisition and disposition of real estate properties. Subsequent to January 1, 2017, the Company acquired 140 occupied properties for an aggregate purchase price of $1.2 billion and disposed of 286 consolidated properties, of which 69 were vacant, for an aggregate sales price of $1.1 billion.

2017 vs 2016 – The decrease in property operating expenses of $15.7 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to the disposition of 438 consolidated properties subsequent to January 1, 2016.
General and Administrative Expenses
2018 vs 2017 – The increase of $5.3 million during the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to an increase of $5.5 million of compensation and benefits, including equity-based compensation.
2017 vs 2016 – The increase of $6.7 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to an increase of $6.8 million of compensation and benefits, including equity-based compensation.
Depreciation and Amortization Expenses
2018 vs 2017 – The decrease of $66.2 million during the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to furniture and fixtures that were fully depreciated during 2017 and 2018, as they had reached the end of their useful lives.
2017 vs 2016 – The decrease of $55.2 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily related to the disposition of 438 consolidated properties subsequent to January 1, 2016. The Company also recorded $50.5 million and $182.8 million of impairment charges on real estate investments during the years ended December 31, 2017 and 2016, respectively, which reduced the carrying value being depreciated and amortized.
Impairments
2018 vs 2017 – The increase in impairments of $4.1 million during the year ended December 31, 2018 as compared to the same period in 2017 was primarily attributable to management’s change in strategy related to certain retail properties which management determined, based on discussions with the current tenants, will not be re-leased, offset by a decrease in impairments related to industrial properties. The Company impaired 70 properties during the year ended December 31, 2018 as compared to 69 properties during the year ended December 31, 2017.
2017 vs 2016 – The decrease in impairments of $132.3 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to a decrease in the number of properties impaired from 153 properties during the year ended December 31, 2016 to 69 properties during the year ended December 31, 2017. In addition, the decrease was also due to management identifying certain properties for potential sale as part of its portfolio management strategy to reduce exposure to office properties during the year ended December 31, 2016 as well as the Chapter 11 bankruptcy filed by Ovation Brands, Inc. during 2016.
Other (Expense) Income, Provision for Income Taxes and Income (Loss) from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016	2018 vs 2017 Increase/(Decrease)	2017 vs 2016 Increase/(Decrease)
Interest expense	$(280,887)	$(289,766)	$(317,376)	$(8,879)	$(27,610)
Gain (loss) on extinguishment and forgiveness of debt, net	5,360	18,373	(771)	(13,013)	19,144
Other income, net	14,735	6,242	5,251	8,493	991
Equity in income and gain on disposition of unconsolidated entities	1,869	2,763	9,783	(894)	(7,020)
Gain (loss) on derivative instruments, net	355	2,976	(1,191)	(2,621)	4,167
Gain on disposition of real estate and real estate assets held for sale, net	94,331	61,536	45,524	32,795	16,012
Provision for income taxes	(5,101)	(6,882)	(7,136)	(1,781)	(254)
Income (loss) from discontinued operations, net of income taxes	3,695	(19,117)	(123,937)	22,812	104,820

Interest Expense
2018 vs 2017 – The decrease of $8.9 million during the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to the repayment of the 2018 Convertible Notes of $597.5 million and a $153.9 million reduction of secured debt, partially offset by the issuance of $550.0 million of the 2025 Senior Notes and an increase in net borrowings under the credit facilities of $218.0 million. In addition, there was a decrease in amortization of deferred financing costs of $3.1 million related to the credit facilities during the year ended December 31, 2018 as compared to the same period in 2017, which was due to lower deferred financing costs incurred in connection with the entrance into the Credit Agreement during the year ended December 31, 2018 as compared to the deferred financing costs incurred in connection with the 2014 Credit Agreement.
2017 vs 2016 – The decrease of $27.6 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to a $579.9 million reduction of secured debt, partially offset by the issuance of $600.0 million of Senior Notes and a reduction in net borrowings under the credit facilities of $315.0 million.
Gain (Loss) on Extinguishment and Forgiveness of Debt, Net
2018 vs 2017 – Gain (loss) on extinguishment and forgiveness of debt, net decreased $13.0 million during the year ended December 31, 2018 as compared to the same period in 2017. During the year ended December 31, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, secured by one property, which resulted in a gain on forgiveness of debt of $5.2 million. During the same period in 2017, the Company entered into deed-in-lieu of foreclosure agreements with the lenders of three mortgage loans, secured by six properties, which resulted in a gain on forgiveness of debt of $20.5 million, which was offset by the write-off of $2.0 million of deferred financing costs related to the termination of the 2014 Credit Agreement.
2017 vs 2016 – Gain (loss) on extinguishment and forgiveness of debt, net increased $19.1 million during the year ended December 31, 2017 as compared to the same period in 2016. During the year ended December 31, 2017, the Company entered into deed-in-lieu of foreclosure agreements with the lenders of three mortgage loans, secured by six properties, which resulted in a gain on forgiveness of debt of $20.5 million. There were no comparable transactions resulting in gains on forgiveness of debt during the year ended December 31, 2016.
Other Income, Net
2018 vs 2017 – The increase of $8.5 million during the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to a $5.1 million gain on measuring the Company’s investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method, $4.8 million received related to a fully reserved loan receivable and a gain of $1.7 million related to the sale of three mortgage notes, offset by a loss of $2.2 million related to the sale of six CMBS and a reduction of $1.2 million in 1031 real estate program revenues during the year ended December 31, 2018.
2017 vs 2016 – The increase of $1.0 million during the year ended December 31, 2017 as compared to the same period in 2016 was primarily due to post-closing adjustments of $1.6 million, recorded in accordance with the purchase and sale agreement during the year ended December 31, 2016, related to a multi-tenant asset portfolio sale completed in 2014, offset by a decrease in interest income related to the Company’s investment securities and mortgage notes receivable of $0.6 million.
Equity in Income and Gain on Disposition of Unconsolidated Entities
2018 vs 2017 – Equity in income and gain on disposition of unconsolidated entities decreased $0.9 million during the year ended December 31, 2018 as compared to the same period in 2017. During the year ended December 31, 2018, the Company recorded a $0.7 million gain on the disposition and liquidation of one property owned by an unconsolidated joint venture. During the year ended December 31, 2017, the Company recorded a $1.9 million gain on the disposition of one land parcel owned by one unconsolidated joint venture.
2017 vs 2016 – Equity in income and gain on disposition of unconsolidated entities decreased $7.0 million during the year ended December 31, 2017 as compared to the same period in 2016. During the year ended December 31, 2017, the Company recorded a gain of $1.9 million related to the disposition of one land parcel owned by one unconsolidated joint venture. During the year ended December 31, 2016, the Company recorded a gain of $10.2 million related to the disposition of one unconsolidated joint venture owning one property.

Gain (Loss) on Derivative Instruments, Net
2018 vs 2017 – The $2.6 million decrease during the year ended December 31, 2018 as compared to the same period in 2017, was primarily a result of the termination of 13 derivative instruments with an aggregate notional value of $662.4 million and the de-designation of one derivative instrument with a notional value of $27.8 million during 2017.
2017 vs 2016 – The $4.2 million increase during the year ended December 31, 2017 as compared to the same period in 2016, was primarily the result of the termination of six interest rate swaps in connection with the early repayment of the outstanding borrowings under the 2014 Credit Agreement, which resulted in a gain of $1.1 million as compared to a loss of $3.3 million in 2016.
Gain on Disposition of Real Estate and Real Estate Assets Held For Sale, Net
2018 vs 2017 – The increase in gain on disposition of real estate and real estate assets held for sale, net of $32.8 million during the year ended December 31, 2018 as compared to the same period in 2017, was due to the Company’s disposition of 148 properties, excluding one property conveyed to the lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $526.4 million which resulted in a gain of $96.2 million during the year ended December 31, 2018, as compared to the disposal of 131 properties, excluding six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate sales price of $594.9 million during the same period in 2017 for a gain of $64.7 million. During the year ended December 31, 2018, the Company also recognized a loss of $1.9 million related to assets classified as held for sale, as compared to a loss of $3.1 million during the same period in 2017.
2017 vs 2016 – The increase in gain on disposition of real estate and real estate assets held for sale, net of $16.0 million during the year ended December 31, 2017 as compared to the same period in 2016, was due to the Company’s disposition of 131 properties, excluding six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction, for an aggregate sales price of $594.9 million which resulted in a gain of $64.7 million during the year ended December 31, 2017, as compared to the disposal of 301 properties for an aggregate sales price of $1.1 billion during the same period in 2016 for a gain of $50.6 million, which included $28.8 million of goodwill allocation related to the sales. During the year ended December 31, 2017, the Company also recognized a loss of $3.1 million related to assets classified as held for sale, as compared to a loss of $5.1 million during the same period in 2016.
Provision for Income Taxes
2018 vs 2017 – The consolidated provision for income taxes of $5.1 million for the year ended December 31, 2018 as compared to a provision of $6.9 million for the same period in 2017 reflects an overall decrease in expense attributable to the tax impact related to the gain on the sale of certain Canadian properties in 2017.
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
Income (Loss) from Discontinued Operations, Net of Income Taxes
2018 vs 2017 – The decrease in loss from discontinued operations, net of income taxes of $22.8 million during the year ended December 31, 2018 was primarily due to the completion of the sale of Cole Capital on February 1, 2018.
2017 vs 2016 – During the fourth quarter of 2017, the Company entered into a purchase and sale agreement to sell substantially all of the Cole Capital segment. The decrease in loss from discontinued operations, net of income taxes of $104.8 million during the year ended December 31, 2017 was primarily due to decreases in impairment of goodwill of $120.9 million, in general and administrative expenses of $18.8 million and in amortization of intangible assets of $11.7 million, partially offset by the loss recognized on classification as held for sale of $20.0 million and an increase in the provision for income taxes of $24.7 million. Revenues, net of reallowed fees and commissions increased $1.8 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

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
Nareit defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets, impairment write-downs on real estate, and our pro rata share of FFO adjustments related to unconsolidated partnerships and joint ventures. We calculated FFO in accordance with Nareit’s definition described above.
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation, merger and other non-routine costs, net of insurance recoveries, held for sale loss on discontinued operations, net revenue or expense earned or incurred that is related to the Services Agreement we entered into with Cole Capital on February 1, 2018, gains or losses on sale of investment securities or mortgage notes receivable, legal settlements and insurance recoveries not in the ordinary course of business and payments received on fully reserved loan receivables. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net of bad debt expense related to straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the years ended December 31, 2018, 2017 and 2016 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(88,030)	$32,378	$(200,824)
Dividends on non-convertible preferred stock	(71,892)	(71,892)	(71,892)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(95,034)	(61,536)	(55,722)
Depreciation and amortization of real estate assets	637,097	703,133	756,315
Impairment of real estate	54,647	50,548	182,820
Proportionate share of adjustments for unconsolidated entities	1,278	477	2,719
FFO attributable to common stockholders and limited partners	438,066	653,108	613,416
Acquisition-related expenses	3,632	3,402	1,321
Litigation, merger and other non-routine costs, net of insurance recoveries	290,309	51,762	3,884
Impairment of goodwill and intangible assets	—	—	120,931
Loss on disposition and held for sale loss on discontinued operations	1,815	20,027	—
Payments received on fully reserved loans	(4,792)	—	—
Gain on investment securities and mortgage notes receivable	(4,092)	(65)	—
(Gain) loss on derivative instruments, net	(355)	(2,976)	1,191
Amortization of premiums and discounts on debt and investments, net	(3,486)	(4,616)	(14,693)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	4,178	5,366	5,396
Net direct financing lease adjustments	2,023	2,093	2,264
Amortization and write-off of deferred financing costs	19,166	24,536	28,063
Amortization of management contracts	—	14,514	26,171
Deferred and other tax (benefit) expense (1)	(1,855)	8,671	(10,136)
(Gain) loss on extinguishment and forgiveness of debt, net	(5,360)	(18,373)	771
Straight-line rent, net of bad debt expense related to straight-line rent	(39,723)	(44,903)	(54,190)
Equity-based compensation	12,417	16,751	10,728
Other amortization and non-cash charges, net	1,446	2,566	5,296
Proportionate share of adjustments for unconsolidated entities	36	378	1,044
Adjustments for Excluded Properties	465	6,528	—
AFFO attributable to common stockholders and limited partners	$713,890	$738,769	$741,457

Weighted-average shares of Common Stock outstanding - basic	969,092,268	974,098,652	931,422,844
Effect of Limited Partner OP Units and dilutive securities(2)	24,145,875	24,059,312	24,626,646
Weighted-average shares of Common Stock outstanding - diluted (3)	993,238,143	998,157,964	956,049,490

AFFO attributable to common stockholders and limited partners per diluted share	$0.72	$0.74	$0.78
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

(2)	Dilutive securities include unvested restricted shares of Common Stock, unvested restricted stock units and stock options.

(3)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash and any shares underlying restricted stock units that are not issuable based on the Company’s level of achievement of certain performance targets through the respective reporting period.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal operating expenses;

•	fund capital expenditures, tenant improvements and leasing costs

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	pay litigation costs and expenses (including any settlements or judgments); and

•	fund property and/or common stock acquisitions.
We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of Credit Facility;

•	cash and cash equivalents balance;

•	issuance of VEREIT debt and equity securities; and

•	cash flow from insurance recoveries.
Continuous Equity Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. The Company intends to use the proceeds from any sale of shares for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of December 31, 2018, no shares of Common Stock have been issued pursuant to the Program.
Share Repurchase Program
On May 3, 2018, the Company’s Board of Directors terminated the 2017 Share Repurchase Program and authorized the 2018 Share Repurchase Program, which permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. As of December 31, 2018, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program. Additional shares of Common Stock repurchased by the Company, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the year ended December 31, 2018, we disposed of 149 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, and one property owned by an unconsolidated joint venture for an aggregate sales price of $560.5 million, of which our share was $521.4 million, resulting in consolidated proceeds of $502.3 million after repayment of the unconsolidated joint venture’s mortgage loan and closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.
Credit Facility
Summary and Obligations
On May 23, 2018, the Company, as guarantor, and the Operating Partnership, as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto that allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Credit Facility Term Loan, available through February 23, 2019, for up to four borrowings of delayed-draw term loans. As of December 31, 2018, the Revolving Credit Facility had an outstanding balance of $253.0 million and $150.0 million had been drawn on the Credit Facility Term Loan. In connection with entering into the Credit Agreement, the OP repaid all of the outstanding obligations under the 2014 Credit Agreement.

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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2018.
Corporate Bonds
Summary and Obligations
During the year ended December 31, 2018, the Company closed the 2025 Senior Notes offering, consisting of $550.0 million aggregate principal amount of 4.625% Senior Notes due 2025. The OP used the net proceeds from the offering of the notes to repay borrowings under its Revolving Credit Facility.
As of December 31, 2018, the OP had $3.4 billion aggregate principal amount of Senior Notes outstanding, with a weighted-average maturity of 5.0 years. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
There were no material changes to the financial covenants of our Senior Notes during the year ended December 31, 2018. As of December 31, 2018, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
On February 6, 2019, the Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, was repaid, utilizing borrowings under the Credit Facility.
Convertible Debt
Summary and Obligations
During the year ended December 31, 2018, the Company’s 2018 Convertible Notes matured and the principal outstanding of $597.5 million, plus accrued and unpaid interest thereon, was repaid with proceeds from the Revolving Credit Facility.

As of December 31, 2018, the Company had $402.5 million aggregate principal amount outstanding of convertible senior notes due December 15, 2020 (the “2020 Convertible Notes”). The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the 2020 Convertible Notes and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of December 31, 2018.
Mortgage Notes Payable and Other Debt
Summary and Obligations
As of December 31, 2018, we had non-recourse mortgage indebtedness of $1.9 billion, which was collateralized by 459 properties, reflecting a decrease from December 31, 2017 of $153.9 million derived primarily from our disposition activity during the year ended December 31, 2018. Our mortgage indebtedness bore interest at the weighted-average rate of 4.93% per annum and had a weighted-average maturity of 3.4 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2018, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
Litigation
During the year ended December 31, 2018, we entered into settlement agreements with various plaintiffs in connection with litigation filed as a result of the findings of the Audit Committee Investigation for $217.5 million. The Company also entered into settlement agreements for $15.7 million subsequent to December 31, 2018, which was accrued and included in litigation, merger and other non-routine costs, net of insurance recoveries in the consolidated statements of operations for the year ended December 31, 2018.
Dividends
On November 5, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2018 to stockholders of record as of December 31, 2018, which was paid on January 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP unit.
Our Series F Preferred Stock, as discussed in Note 11 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of December 31, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding Series F Preferred Units that were issued to the General Partner) and 86,874 Limited Partner Series F Preferred Units that were issued and outstanding.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,917,132	$167,279	$617,957	$459,741	$672,155
Interest payments - mortgage notes (1) (2)	321,914	93,710	144,935	80,830	2,439
Principal payments - Credit Facility	403,000	—	—	403,000	—
Interest payments - Credit Facility (2)	58,702	15,918	30,990	11,794	—
Principal payments - corporate bonds	3,400,000	750,000	400,000	—	2,250,000
Interest payments - corporate bonds	754,473	120,075	226,151	202,776	205,471
Principal payments - convertible debt	402,500	—	402,500	—	—
Interest payments - convertible debt	29,517	15,094	14,423	—	—
Operating and ground lease commitments	287,159	18,479	36,120	35,890	196,670
Build-to-suit and other commitments (3)	30,343	30,343	—	—	—
Total	$7,604,740	$1,210,898	$1,873,076	$1,194,031	$3,326,735
____________________________________

(1)
As of December 31, 2018, we had $50.7 million of variable rate mortgage notes effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $14.0 million of variable rate debt and the Credit Facility payment obligations were calculated using a forward LIBOR curve.

(3)	Includes one build-to-suit development project and the Company’s share of capital expenditures related an expansion project of the property held within an unconsolidated joint venture.
Cash Flow Analysis for the year ended December 31, 2018
Operating Activities – During the year ended December 31, 2018, net cash provided by operating activities decreased $299.4 million to $493.9 million from $793.3 million during the same period in 2017. The decrease was primarily due to an increase in litigation and other non-routine costs, including litigation settlements, paid during the year ended December 31, 2018. In addition, there was a decrease in interest payments due to the repayment of the 2018 Convertible Notes and a reduction of secured debt, offset by the issuance of the 2025 Senior Notes and an increase in net borrowings under the credit facilities during the year ended December 31, 2018 as compared to the same period in 2017.
Investing Activities – Net cash provided by investing activities for the year ended December 31, 2018 increased $425.2 million to $151.1 million from $274.1 million net cash used in investing activities during the same period in 2017. The increase was primarily related to a decrease in investments in real estate assets of $198.4 million, net proceeds from disposition of discontinued operations of $122.9 million and an increase in cash proceeds from dispositions of real estate and joint ventures of $56.8 million.
Financing Activities – Net cash used in financing activities of $655.4 million decreased $101.2 million during the year ended December 31, 2018 from $756.6 million during the same period in 2017. The decrease was primarily related to a decrease in payments on mortgage notes payable and other debt, including debt extinguishment costs of $286.5 million, which was partially offset by a decrease of $117.1 million in net proceeds related to the credit facilities, corporate bonds and convertible notes and repurchases of Common Stock under the Share Repurchase Programs of $50.2 million with no comparable repurchases during the same period in 2017.
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
Investing Activities – Net cash used in investing activities for the year ended December 31, 2017 changed $1.2 billion to $274.1 million from cash provided by investing activities of $881.6 million during the same period in 2016. The change was primarily related to an increase in investments in real estate assets of $598.8 million and decrease in cash proceeds from dispositions of real estate and joint ventures of $555.2 million.

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
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2018. As a REIT, the General Partner is generally not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). However, the General Partner, its TRS entities, and the OP are still subject to certain state and local income, franchise and property taxes in the various jurisdictions in which they operate. The General Partner may also be subject to federal income taxes on certain income and excise taxes on its undistributed income.
The OP is classified as a partnership for U.S. federal income tax purposes. As a partnership, the OP is not a taxable entity for U.S. federal income tax purposes. Instead, each partner in the OP is required to include its allocable share of the OP’s income, gains, losses, deductions and credits for each taxable year. Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducted substantially all of the Cole Capital business activities through a TRS until it sold the Cole Capital business on February 1, 2018.
During the year ended December 31, 2018, the Company conducted all of its business in the United States, Puerto Rico and Canada and filed income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to routine examinations by taxing authorities for years before 2014. Certain of the Company’s intercompany transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Related Party Transactions and Agreements
Through the closing of the Cole Capital sale, we were contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to each of the Cole REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distributed the shares of common stock for certain of the Cole REITs and advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. We received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 13 – Related Party Transactions and Arrangements to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
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
Interest Rate Risk
As of December 31, 2018, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value each of $5.7 billion. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $201.3 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $213.8 million.
As of December 31, 2018, our debt included variable-rate debt with a fair value of $417.2 million and a carrying value of $417.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2018 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $4.2 million annually. See Note 7 – Debt to our consolidated financial statements.
As of December 31, 2018, our interest rate swap had a fair value that resulted in assets of $0.5 million. See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 9A, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of VEREIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 20, 2019

Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein at pages F-1 through F-60.
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts is included herein on page F-61.
Schedule III - Real Estate and Accumulated Depreciation is included herein on pages F-62 through F-194.
Schedule IV - Mortgage Loans Held for Investment is included herein on page F-195.
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.7	Form of 3.75% Convertible Senior Notes due 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).
4.8
Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).

4.9	Officers’ Certificate, dated as of February 6, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).
4.10
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 13, 2015).

4.11	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.12	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.15	Form of 3.950% Convertible Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.17	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).

Exhibit No.	Description
10.1
Credit Agreement dated as of May 23, 2018 by and among VEREIT Operating Partnership, L.P., VEREIT, Inc., the financial institutions from time to time party thereto as lenders and Wells Fargo Bank, National Association, as the administrative agent (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on May 23, 2018).

10.2
Purchase and Sale Agreement, dated as of November 13, 2017, by and between VEREIT Operating Partnership, L.P. and CCA Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 13, 2017).

10.3
First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, by and between VEREIT Operating Partnership, L.P. and CCA Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2018).

10.4†
Equity Plan, effective September 5, 2011 of VEREIT, Inc. (Incorporated by reference to the Company’s Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed with the SEC on June 13, 2011).

10.5†
First Amendment to VEREIT, Inc.’s Equity Plan, effective November 12, 2012 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

10.6†
Second Amendment to VEREIT, Inc.’s Equity Plan, effective February 28, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

10.7†*	Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (CEO).
10.8†*	Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Executive Officers).
10.9†*	Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Employees).
10.10†*	Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Executive Officers and CEO).
10.11†*	Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Employees).
10.12†*	Form of Equity Plan Non-Qualified Stock Option Award Agreement (Executive Officers and CEO).
10.13†*	Form of Equity Plan Non-Qualified Stock Option Award Agreement (Employees).
10.14†
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

10.15†
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan and the Independent Directors’ Deferred Compensation Program (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

10.16†	Director Stock Plan of VEREIT, Inc. (Incorporated by reference to the Company’s Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed with the SEC on June 13, 2011).
10.17†
Form of Indemnification Agreement (Incorporated by reference to the Company’s Pre-effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on June 13, 2011).

10.18†	Form of Indemnification Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).
10.19†
Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).

10.20†
Amendment effective February 21, 2018, to the Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.21†
Employment Letter and Confidentiality and Non-Competition Agreement, effective as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2015 filed with the SEC on November 5, 2015).

10.22†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.23†
Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

10.24†
Amendment effective February 23, 2016, to Employment Agreement between VEREIT, Inc. and Lauren Goldberg, as of May 26, 2015 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.25†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

Exhibit No.	Description
10.26†
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23,2016).

10.27†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.28†
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.29†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.30†
Separation Letter, dated as of January 31, 2018, by and between William C. Miller and VEREIT, Inc (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

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

† Management contract or compensatory plan or arrangement.

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
Dated: February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Capacity *	Date

/s/ Glenn J. Rufrano	Chief Executive Officer	February 20, 2019
Glenn J. Rufrano	(Principal Executive Officer and Director)

/s/ Michael J. Bartolotta	Executive Vice President and Chief Financial Officer	February 20, 2019
Michael J. Bartolotta	(Principal Financial Officer)

/s/ Gavin B. Brandon	Senior Vice President and Chief Accounting Officer	February 20, 2019
Gavin B. Brandon	(Principal Accounting Officer)

/s/ Hugh R. Frater	Director, Non-Executive Chairman	February 20, 2019
Hugh R. Frater

/s/ David B. Henry	Director	February 20, 2019
David B. Henry

/s/ Mary Hogan Preusse	Director	February 20, 2019
Mary Hogan Preusse

/s/ Richard J. Lieb	Director	February 20, 2019
Richard J. Lieb

/s/ Mark S. Ordan	Director	February 20, 2019
Mark S. Ordan

/s/ Eugene A. Pinover	Director	February 20, 2019
Eugene A. Pinover

/s/ Julie G. Richardson	Director	February 20, 2019
Julie G. Richardson
_________________________________

*	Each person is signing in his or her capacity as an officer and/or director of VEREIT, Inc., which is the sole general partner of VEREIT Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of VEREIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 20, 2019

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the partners of VEREIT Operating Partnership, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT Operating Partnership, L.P and subsidiaries (the "Operating Partnership") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 20, 2019

We have served as the Operating Partnership’s auditor since 2015.

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,843,212	$2,865,855
Buildings, fixtures and improvements	10,749,228	10,711,845
Intangible lease assets	2,012,399	2,037,675
Total real estate investments, at cost	15,604,839	15,615,375
Less: accumulated depreciation and amortization	3,436,772	2,908,028
Total real estate investments, net	12,168,067	12,707,347
Investment in unconsolidated entities	35,289	39,520
Cash and cash equivalents	30,758	34,176
Restricted cash	22,905	27,662
Rent and tenant receivables and other assets, net	366,092	389,060
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Real estate assets held for sale and assets related to discontinued operations, net	2,609	163,999
Total assets	$13,963,493	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,922,657	$2,082,692
Corporate bonds, net	3,368,609	2,821,494
Convertible debt, net	394,883	984,258
Credit facility, net	401,773	185,000
Below-market lease liabilities, net	173,479	198,551
Accounts payable and accrued expenses	145,611	136,474
Deferred rent and other liabilities	69,714	62,985
Distributions payable	186,623	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,663,349	6,662,702
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,834,138 issued and outstanding as of each of December 31, 2018 and December 31, 2017	428	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 967,515,165 and 974,208,583 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	9,675	9,742
Additional paid-in-capital	12,615,472	12,654,258
Accumulated other comprehensive loss	(1,280)	(3,569)
Accumulated deficit	(5,467,236)	(4,776,581)
Total stockholders’ equity	7,157,059	7,884,278
Non-controlling interests	143,085	158,598
Total equity	7,300,144	8,042,876
Total liabilities and equity	$13,963,493	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2018	2017	2016
Rental revenue	$1,257,867	$1,252,285	$1,335,447
Operating expenses:
Acquisition-related	3,632	3,402	1,321
Litigation, merger and other non-routine costs, net of insurance recoveries	290,963	47,960	3,884
Property operating	126,461	128,717	144,428
General and administrative	63,933	58,603	51,927
Depreciation and amortization	640,618	706,802	762,038
Impairments	54,647	50,548	182,820
Total operating expenses	1,180,254	996,032	1,146,418
Other (expense) income:
Interest expense	(280,887)	(289,766)	(317,376)
Gain (loss) on extinguishment and forgiveness of debt, net	5,360	18,373	(771)
Other income, net	14,735	6,242	5,251
Equity in income and gain on disposition of unconsolidated entities	1,869	2,763	9,783
Gain (loss) on derivative instruments, net	355	2,976	(1,191)
Gain on disposition of real estate and real estate assets held for sale, net	94,331	61,536	45,524
Total other expenses, net	(164,237)	(197,876)	(258,780)
(Loss) income before taxes	(86,624)	58,377	(69,751)
Provision for income taxes	(5,101)	(6,882)	(7,136)
(Loss) income from continuing operations	(91,725)	51,495	(76,887)
Income (loss) from discontinued operations, net of income taxes	3,695	(19,117)	(123,937)
Net (loss) income	(88,030)	32,378	(200,824)
Net loss (income) attributable to non-controlling interests (1)	2,256	(560)	4,961
Net (loss) income attributable to the General Partner	$(85,774)	$31,818	$(195,863)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.17)	$(0.02)	$(0.16)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	$0.00	$(0.02)	$(0.13)
Basic and diluted net loss per share attributable to common stockholders (2)	$(0.16)	$(0.04)	$(0.29)
_______________________________________________

(1)	Represents net loss (income) attributable to limited partners and consolidated joint venture partners.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(88,030)	$32,378	$(200,824)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	—	(18)	(7,685)
Reclassification of previous unrealized loss (gain) on interest rate derivatives into net (loss) income	313	(70)	9,397
Unrealized loss on investment securities, net	(205)	(951)	(2,271)
Reclassification of previous unrealized loss (gain) on investment securities into net (loss) income as other income, net	2,237	—	—
Total other comprehensive income (loss)	2,345	(1,039)	(559)

Total comprehensive (loss) income	(85,685)	31,339	(201,383)
Comprehensive loss (income) attributable to non-controlling interests (1)	2,200	(534)	4,989
Total comprehensive (loss) income attributable to the General Partner	$(83,485)	$30,805	$(196,394)
_______________________________________________

(1)	Represents comprehensive loss (income) attributable to limited partners and consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2016	42,834,138	$428	904,884,394	$9,049	$11,931,768	$(2,025)	$(3,415,233)	$8,523,987	$189,972	$8,713,959
Issuance of Common Stock, net	—	—	69,000,000	690	701,786	—	—	702,476	—	702,476
Conversion of OP Units to Common Stock	—	—	15,450	—	159	—	—	159	(159)	—
Repurchases of Common Stock to settle tax obligation	—	—	(481,261)	(5)	(4,647)	—	—	(4,652)	—	(4,652)
Equity-based compensation, net	—	—	728,067	7	10,721	—	—	10,728	—	10,728
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	675	675
Distributions declared on Common Stock — $0.55 per common share	—	—	—	—	—	—	(515,935)	(515,935)	—	(515,935)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,183)	(13,183)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,260)	(1,260)	—	(1,260)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Cumulative effect adjustment for equity-based compensation forfeitures	—	—	—	—	384	—	(384)	—	—	—
Net loss	—	—	—	—	—	—	(195,863)	(195,863)	(4,961)	(200,824)
Other comprehensive loss	—	—	—	—	—	(531)	—	(531)	(28)	(559)
Balance, December 31, 2016	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of Common Stock under 2017 Share Repurchase Program	—	—	(68,759)	(1)	(517)	—	—	(518)	—	(518)
Repurchases of Common Stock to settle tax obligation	—	—	(268,550)	(2)	(2,146)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net	—	—	399,242	4	16,750	—	—	16,754	—	16,754
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	101	101
Distributions declared on Common Stock — $0.55 per common share	—	—	—	—	—	—	(535,657)	(535,657)	—	(535,657)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,227)	(13,227)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(571)	(571)	—	(571)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Disposition of joint venture	—	—	—	—	—	—	—	—	(838)	(838)
Net income	—	—	—	—	—	—	31,818	31,818	560	32,378
Other comprehensive income	—	—	—	—	—	(1,013)	—	(1,013)	(26)	(1,039)
Balance, December 31, 2017	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Conversion of OP Units to Common Stock	—	—	32,439	—	241	—	—	241	(241)	—

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Repurchases of Common Stock under Share Repurchase Programs	—	$—	(7,206,876)	$(72)	$(50,082)	$—	$—	$(50,154)	$—	(50,154)
Repurchases of Common Stock to settle tax obligation	—	—	(324,502)	(2)	(2,324)	—	—	(2,326)	—	(2,326)
Equity-based compensation, net	—	—	805,521	7	13,307	—	—	13,314	—	13,314
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	120	120
Distributions declared on Common Stock — $0.55 per common share	—	—	—	—	—	—	(532,144)	(532,144)	—	(532,144)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,048)	(13,048)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	72	—	(989)	(917)	—	(917)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Net loss	—	—	—	—	—	—	(85,774)	(85,774)	(2,256)	(88,030)
Other comprehensive loss	—	—	—	—	—	2,289	—	2,289	56	2,345
Balance, December 31, 2018	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(88,030)	$32,378	$(200,824)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	659,948	745,499	806,548
Gain on real estate assets, net	(96,068)	(61,536)	(55,722)
Impairments from held for sale	—	20,027	—
Impairments	54,647	50,548	303,751
Equity-based compensation	13,314	16,751	10,728
Equity in income of unconsolidated entities and gain on joint venture	(1,869)	(2,726)	415
Distributions from unconsolidated entities	1,366	3,646	1,433
Gain on investments	(4,092)	(65)	—
(Gain) loss on derivative instruments, net	(355)	(2,976)	1,191
(Gain) loss on extinguishment and forgiveness of debt, net	(5,360)	(18,373)	771
Changes in assets and liabilities:
Investment in direct financing leases	2,078	2,097	3,976
Rent and tenant receivables and other assets, net	(34,096)	(21,394)	(52,626)
Due from affiliates	—	1,163	(416)
Assets held for sale classified as discontinued operations	(2,492)	13,812	—
Accounts payable and accrued expenses	1,688	10,742	(3,323)
Deferred rent and other liabilities	7,162	(395)	(17,740)
Due to affiliates	(66)	50	(214)
Liabilities related to discontinued operations	(13,861)	4,019	—
Net cash provided by operating activities	493,914	793,267	797,948
Cash flows from investing activities:
Investments in real estate assets	(500,625)	(699,004)	(100,194)
Capital expenditures and leasing costs	(22,291)	(21,694)	(16,568)
Real estate developments	(9,221)	(14,850)	(17,411)
Principal repayments received on investment securities and mortgage notes receivable	5,761	6,796	5,417
Investments in unconsolidated entities	(771)	—	(25,777)
Return of investment from unconsolidated entities	48	1,972	2,580
Proceeds from disposition of real estate and joint venture	502,289	445,525	1,000,700
Proceeds from disposition of discontinued operations	122,915	—	—
Investment in leasehold improvements and other assets	(841)	(1,191)	(2,259)
Deposits for real estate assets	(13,412)	(37,226)	(17,856)
Proceeds from sale of investments and other assets	46,966	400	—
Uses and refunds of deposits for real estate assets	17,267	36,111	13,305
Proceeds from the settlement of property-related insurance claims	1,434	355	—
Line of credit advances to Cole REITs	(2,200)	(16,400)	(10,300)
Line of credit repayments from Cole REITs	3,800	25,100	50,000
Net cash provided by (used in) investing activities	151,119	(274,106)	881,637
Cash flows from financing activities:
Proceeds from mortgage notes payable	187	4,652	3,112
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(137,887)	(424,385)	(337,022)
Proceeds from credit facility	1,934,000	329,000	1,033,000
Payments on credit facility	(1,716,000)	(645,107)	(1,993,000)
Proceeds from corporate bonds	546,304	600,000	1,000,000
Payments on corporate bonds, including extinguishment costs	—	—	(1,311,203)
Repayment of convertible notes	(597,500)	—	—
Payments of deferred financing costs	(25,471)	(9,575)	(19,872)
Repurchases of Common Stock under the Share Repurchase Programs	(50,154)	(518)	—
Proceeds from 2016 term loan	—	—	300,000

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Repayment of 2016 term loan	$—	$—	$(300,000)
Repurchases of Common Stock to settle tax obligations	(2,326)	(2,148)	(4,652)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	—	—	702,765
Payments of equity issuance costs	—	—	(280)
Contributions from non-controlling interest holders	120	101	675
Distributions paid	(606,679)	(608,615)	(580,508)
Net cash used in financing activities	(655,406)	(756,595)	(1,506,985)
Net change in cash and cash equivalents and restricted cash	(10,373)	(237,434)	172,600

Cash and cash equivalents and restricted cash, beginning of period	$64,036	$301,470	$128,870
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)	(4,968)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497	123,902

Cash and cash equivalents, and restricted cash, end of period	53,663	64,036	301,470
Less: cash and cash equivalents of discontinued operations	—	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$53,663	$61,838	$298,497
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479	$64,135
Restricted cash at beginning of period	27,662	45,018	59,767
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497	123,902

Cash and cash equivalents at end of period	30,758	34,176	253,479
Restricted cash at end of period	22,905	27,662	45,018
Cash and cash equivalents and restricted cash at end of period	$53,663	$61,838	$298,497

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2018	December 31, 2017
ASSETS
Real estate investments, at cost:
Land	$2,843,212	$2,865,855
Buildings, fixtures and improvements	10,749,228	10,711,845
Intangible lease assets	2,012,399	2,037,675
Total real estate investments, at cost	15,604,839	15,615,375
Less: accumulated depreciation and amortization	3,436,772	2,908,028
Total real estate investments, net	12,168,067	12,707,347
Investment in unconsolidated entities	35,289	39,520
Cash and cash equivalents	30,758	34,176
Restricted cash	22,905	27,662
Rent and tenant receivables and other assets, net	366,092	389,060
Goodwill	1,337,773	1,337,773
Due from affiliates, net	—	6,041
Real estate assets held for sale and assets related to discontinued operations, net	2,609	163,999
Total assets	$13,963,493	$14,705,578

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,922,657	$2,082,692
Corporate bonds, net	3,368,609	2,821,494
Convertible debt, net	394,883	984,258
Credit facility, net	401,773	185,000
Below-market lease liabilities, net	173,479	198,551
Accounts payable and accrued expenses	145,611	136,474
Deferred rent and other liabilities	69,714	62,985
Distributions payable	186,623	175,301
Due to affiliates	—	66
Liabilities related to discontinued operations	—	15,881
Total liabilities	6,663,349	6,662,702
Commitments and contingencies (Note 10)
General Partner's preferred equity, 42,834,138 General Partner Series F Preferred Units issued and outstanding as of each of December 31, 2018 and December 31, 2017	710,325	782,073
General Partner's common equity, 967,515,165 and 974,208,583 General Partner OP Units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	6,446,734	7,102,205
Limited Partner's preferred equity, 86,874 Limited Partner Series F Preferred Units issued and outstanding as of each of December 31, 2018 and December 31, 2017	2,883	3,027
Limited Partner's common equity, 23,715,908 and 23,748,347 Limited Partner OP Units issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	138,931	154,266
Total partners’ equity	7,298,873	8,041,571
Non-controlling interests	1,271	1,305
Total equity	7,300,144	8,042,876
Total liabilities and equity	$13,963,493	$14,705,578

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2018	2017	2016
Rental revenue	$1,257,867	$1,252,285	$1,335,447
Operating expenses:
Acquisition-related	3,632	3,402	1,321
Litigation, merger and other non-routine costs, net of insurance recoveries	290,963	47,960	3,884
Property operating	126,461	128,717	144,428
General and administrative	63,933	58,603	51,927
Depreciation and amortization	640,618	706,802	762,038
Impairments	54,647	50,548	182,820
Total operating expenses	1,180,254	996,032	1,146,418
Other (expense) income:
Interest expense	(280,887)	(289,766)	(317,376)
Gain (loss) on extinguishment and forgiveness of debt, net	5,360	18,373	(771)
Other income, net	14,735	6,242	5,251
Equity in income and gain on disposition of unconsolidated entities	1,869	2,763	9,783
Gain (loss) on derivative instruments, net	355	2,976	(1,191)
Gain on disposition of real estate and real estate assets held for sale, net	94,331	61,536	45,524
Total other expenses, net	(164,237)	(197,876)	(258,780)
(Loss) income before taxes	(86,624)	58,377	(69,751)
Provision for income taxes	(5,101)	(6,882)	(7,136)
(Loss) income from continuing operations	(91,725)	51,495	(76,887)
Income (loss) from discontinued operations, net of income taxes	3,695	(19,117)	(123,937)
Net (loss) income	(88,030)	32,378	(200,824)
Net loss attributable to non-controlling interests (1)	154	194	14
Net (loss) income attributable to the OP	$(87,876)	$32,572	$(200,810)

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.17)	$(0.02)	$(0.16)
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders	$0.00	$(0.02)	$(0.13)
Basic and diluted net loss per unit attributable to common unitholders (2)	$(0.16)	$(0.04)	$(0.29)
_______________________________________________

(1)	Represents net loss attributable to consolidated joint venture partners.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(88,030)	$32,378	$(200,824)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate derivatives	—	(18)	(7,685)
Reclassification of previous unrealized loss (gain) on interest rate derivatives into net (loss) income	313	(70)	9,397
Unrealized loss on investment securities, net	(205)	(951)	(2,271)
Reclassification of previous unrealized loss (gain) on investment securities into net (loss) income as other income, net	2,237	—	—
Total other comprehensive income (loss)	2,345	(1,039)	(559)

Total comprehensive (loss) income	(85,685)	31,339	(201,383)
Comprehensive loss attributable to non-controlling interests (1)	154	194	14
Total comprehensive (loss) income attributable to the OP	$(85,531)	$31,533	$(201,369)
_______________________________________________

(1)	Represents comprehensive loss attributable to consolidated joint venture partners.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2016	42,834,138	$925,569	86,874	$3,315	904,884,394	$7,598,418	23,763,797	$184,800	$8,712,102	$1,857	$8,713,959
Issuance of common OP Units	—	—	—	—	69,000,000	702,476	—	—	702,476	—	702,476
Conversion of limited partners' common OP Units to General Partner's common OP Units	—	—	—	—	15,450	159	(15,450)	(159)	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(481,261)	(4,652)	—	—	(4,652)	—	(4,652)
Equity-based compensation, net	—	—	—	—	728,067	10,728	—	—	10,728	—	10,728
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	675	675
Distributions to common OP Units and non-controlling interests —$0.55 per common unit	—	—	—	—	—	(515,935)	—	(13,068)	(529,003)	(115)	(529,118)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,260)	—	—	(1,260)	—	(1,260)
Distributions to preferred OP Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Net loss	—	—	—	—	—	(195,863)	—	(4,947)	(200,810)	(14)	(200,824)
Other comprehensive loss	—	—	—	—	—	(531)	—	(28)	(559)	—	(559)
Balance, December 31, 2016	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP Units under the 2017 Share Repurchase Program	—	—	—	—	(68,759)	(518)	—	—	(518)	—	(518)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(268,550)	(2,148)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net	—	—	—	—	399,242	16,754	—	—	16,754	—	16,754
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	101	101
Distributions to common OP Units and non-controlling interests —$0.55 per common unit	—	—	—	—	—	(535,657)	—	(13,060)	(548,717)	(167)	(548,884)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(571)	—	—	(571)	—	(571)
Distributions to preferred OP Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Disposition of consolidated joint venture interest	—	—	—	—	—	—	—	—	—	(838)	(838)
Net income (loss)	—	—	—	—	—	31,818	—	754	32,572	(194)	32,378
Other comprehensive loss	—	—	—	—	—	(1,013)	—	(26)	(1,039)	—	(1,039)
Balance, December 31, 2017	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Conversion of limited partners' common OP Units to General Partner's common OP Units	—	—	—	—	32,439	241	(32,439)	(241)	—	—	—
Repurchases of common OP Units under Share Repurchase Programs	—	—	—	—	(7,206,876)	(50,154)	—	—	(50,154)	—	(50,154)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(324,502)	(2,326)	—	—	(2,326)	—	(2,326)
Equity-based compensation, net	—	—	—	—	805,521	13,314	—	—	13,314	—	13,314
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	120	120
Distributions to common OP Units and non-controlling interests —$0.55 per common unit	—	—	—	—	—	(532,144)	—	(13,048)	(545,192)	—	(545,192)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Dividend equivalents on awards granted under the Equity Plan	—	$—	—	$—	—	$(917)	—	$—	$(917)	$—	$(917)
Distributions to preferred OP Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Net loss	—	—	—	—	—	(85,774)	—	(2,102)	(87,876)	(154)	(88,030)
Other comprehensive income	—	—	—	—	—	2,289	—	56	2,345	—	2,345
Balance, December 31, 2018	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(88,030)	$32,378	$(200,824)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	659,948	745,499	806,548
Gain on real estate assets, net	(96,068)	(61,536)	(55,722)
Impairments from held for sale	—	20,027	—
Impairments	54,647	50,548	303,751
Equity based compensation	13,314	16,751	10,728
Equity in income of unconsolidated entities	(1,869)	(2,726)	415
Distributions from unconsolidated entities	1,366	3,646	1,433
Gain on investments	(4,092)	(65)	—
(Gain) loss on derivative instruments, net	(355)	(2,976)	1,191
(Gain) loss on extinguishment of debt and forgiveness of debt	(5,360)	(18,373)	771
Changes in assets and liabilities:
Investment in direct financing leases	2,078	2,097	3,976
Rent and tenant receivables and other assets, net	(34,096)	(21,394)	(52,626)
Due from affiliates	—	1,163	(416)
Assets held for sale classified as discontinued operations	(2,492)	13,812	—
Accounts payable and accrued expenses	1,688	10,742	(3,323)
Deferred rent and other liabilities	7,162	(395)	(17,740)
Due to affiliates	(66)	50	(214)
Liabilities related to discontinued operations	(13,861)	4,019	—
Net cash provided by operating activities	493,914	793,267	797,948
Cash flows from investing activities:
Investments in real estate assets	(500,625)	(699,004)	(100,194)
Capital expenditures and leasing costs	(22,291)	(21,694)	(16,568)
Real estate developments	(9,221)	(14,850)	(17,411)
Principal repayments received on investment securities and mortgage notes receivable	5,761	6,796	5,417
Investments in unconsolidated entities	(771)	—	(25,777)
Return of investment from unconsolidated entities	48	1,972	2,580
Proceeds from disposition of real estate and joint venture	502,289	445,525	1,000,700
Proceeds from disposition of discontinued operations	122,915	—	—
Investment in leasehold improvements and other assets	(841)	(1,191)	(2,259)
Deposits for real estate assets	(13,412)	(37,226)	(17,856)
Proceeds from sale of investments and other assets	46,966	400	—
Uses and refunds of deposits for real estate assets	17,267	36,111	13,305
Proceeds from the settlement of property-related insurance claims	1,434	355	—
Line of credit advances to Cole REITs	(2,200)	(16,400)	(10,300)
Line of credit repayments from Cole REITs	3,800	25,100	50,000
Net cash provided by (used in) investing activities	151,119	(274,106)	881,637
Cash flows from financing activities:
Proceeds from mortgage notes payable	187	4,652	3,112
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(137,887)	(424,385)	(337,022)
Proceeds from credit facility	1,934,000	329,000	1,033,000
Payments on credit facility	(1,716,000)	(645,107)	(1,993,000)
Proceeds from corporate bonds	546,304	600,000	1,000,000
Payments on corporate bonds, including extinguishment costs	—	—	(1,311,203)
Repayment of convertible notes	(597,500)	—	—
Payments of deferred financing costs	(25,471)	(9,575)	(19,872)
Proceeds from 2016 term loan	—	—	300,000
Repayment of 2016 term loan	—	—	(300,000)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Repurchases of Common Stock under the Share Repurchase Programs	$(50,154)	$(518)	$—
Repurchases of Common Stock to settle tax obligations	(2,326)	(2,148)	(4,652)
Proceeds from the issuance of common OP Units, net of underwriters’ discount	—	—	702,765
Payments of equity issuance costs	—	—	(280)
Contributions from non-controlling interest holders	120	101	675
Distributions paid	(606,679)	(608,615)	(580,508)
Net cash used in financing activities	(655,406)	(756,595)	(1,506,985)
Net change in cash and cash equivalents and restricted cash	(10,373)	(237,434)	172,600

Cash and cash equivalents and restricted cash, beginning of period	$64,036	$301,470	$128,870
Less: cash and cash equivalents of discontinued operations	(2,198)	(2,973)	(4,968)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	61,838	298,497	123,902

Cash and cash equivalents, and restricted cash, end of period	53,663	64,036	301,470
Less: cash and cash equivalents of discontinued operations	—	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$53,663	$61,838	$298,497
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$34,176	$253,479	$64,135
Restricted cash at beginning of period	27,662	45,018	59,767
Cash and cash equivalents and restricted cash at beginning of period	61,838	298,497	123,902

Cash and cash equivalents at end of period	30,758	34,176	253,479
Restricted cash at end of period	22,905	27,662	45,018
Cash and cash equivalents and restricted cash at end of period	$53,663	$61,838	$298,497

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of December 31, 2018 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding units of limited partner interests in the OP (“OP Units”), including Series F Preferred Units, for a period of one year and meeting the other requirements in the LPA, unless an earlier redemption is otherwise consented to by VEREIT, holders of OP Units, including Series F Preferred Units, have the right to redeem the units for the cash value of a corresponding number of shares of VEREIT’s Common Stock or VEREIT’s Series F Preferred Stock, as applicable, or, at the option of VEREIT, a corresponding number of shares of VEREIT’s Common Stock or Series F Preferred Stock. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
The actions of the OP and its relationship with the General Partner are governed by the LPA. The General Partner does not have any significant assets other than its investment in the OP. Therefore, the assets and liabilities of the General Partner and the OP are the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation, continuity, existence and operation of the General Partner incurred by the General Partner on the OP’s behalf shall be treated as expenses of the OP. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s Board of Directors, the LPA requires the OP to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the OP has a proportionate economic interest in the OP reflecting its capital contributions thereto. OP Units and Series F Preferred Units issued to the General Partner are referred to as “General Partner OP Units” and “General Partner Series F Preferred Units,” respectively. OP Units and Series F Preferred Units issued to parties other than the General Partner are referred to as “Limited Partner OP Units” and “Limited Partner Series F Preferred Units,” respectively. The LPA also provides that the OP issue debt with terms and provisions consistent with debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s Board of Directors authorizes the issuance of any new class of equity securities.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and consolidated joint venture arrangements. The portions of the consolidated joint venture arrangements not owned by the Company are presented

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

as non-controlling interests in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of each of December 31, 2018 and 2017, there were approximately 23.7 million Limited Partner OP Units outstanding.

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
The operating expense reimbursements line item has been combined into rental revenue for prior periods presented to be consistent with the current year presentation.
The investment in direct financing leases, net, investment securities, at fair value and mortgage notes receivable, net line items from prior periods have been combined into the rent and tenant receivables and other assets, net caption on the consolidated balance sheets. Investments in the Cole REITs, as defined in “Investment in Cole REITs” section herein, has also been reclassified as of December 31, 2017 to rent and tenant receivables and other assets, net from investment in unconsolidated entities to be consistent with the current year presentation. Refer to Note 5 – Rent and Tenant Receivables and Other Assets, Net for reclassification amounts and additional information.
The distributions declared on Common Stock line item from prior periods has been updated to exclude distributions on restricted stock units (“Restricted Stock Units”) and deferred stock units (“Deferred Stock Units”) on the consolidated statements of changes in equity for all periods presented. These amounts are now included in the line item dividend equivalents on awards granted under the Equity Plan (as defined in Note 12 – Equity-based Compensation), which also includes dividend equivalents on restricted shares of Common Stock (“Restricted Shares”). The dividend equivalents on Restricted Shares were previously included in the line item distributions to participating securities in the consolidated statements of changes in equity.
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
December 31, 2018 – (Continued)

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
Allocation of Purchase Price of Real Estate Assets
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their relative fair values. Tangible assets include land, buildings, fixtures and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases. In estimating fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
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
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods. Above-market leases are amortized as a reduction to rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental revenue over the remaining terms of the respective leases, including any bargain renewal periods.
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

In January 2017, the Company elected to early adopt ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. During the years ended December 31, 2018 and 2017, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to January 1, 2017, external costs related to property acquisitions were expensed as incurred. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations for all periods presented.
Assets Held for Sale
Upon classifying a real estate investment as held for sale, the Company will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. See Note 3– Real Estate Investments and Related Intangibles for further discussion regarding properties held for sale.
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
December 31, 2018 – (Continued)

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
Discontinued Operations
The Company reports discontinued operations when a component of an entity or group of components that has been disposed of or classified as held for sale represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The results of operations for assets meeting the definition of discontinued operations are reflected in the Company’s consolidated statements of operations as discontinued operations for all periods presented. See Note 4 — Discontinued Operations for further discussion regarding discontinued operations.
Investment in Unconsolidated Entities
Unconsolidated Joint Ventures
The Company accounts for its investment in unconsolidated joint venture arrangements using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financing policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income (loss) from the unconsolidated joint ventures in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. See Note 3– Real Estate Investments and Related Intangibles for further discussion on investments in unconsolidated joint ventures.
Investment in Cole REITs
As of December 31, 2017, the Company owned equity investments in Cole Credit Property Trust IV, Inc. (“CCPT IV”), CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“INAV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Credit Property Trust V, Inc. (“CCPT V” and collectively with CCPT IV, INAV, CCIT II and CCIT III, the “Cole REITs”). On February 1, 2018, the Company sold certain of its equity investments to CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC, retaining interests in CCIT II, CCIT III and CCPT V. Subsequent to the sale of Cole Capital and the adoption of ASU 2016-01 (as defined in “Recent Accounting Pronouncements” section below), the Company carries these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2018. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which required the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statement of operations for the year ended December 31, 2018.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. As of December 31, 2018 and 2017, the carrying value of goodwill was $1.3 billion.
Prior to the adoption of ASU 2017-01 in January 2017, in the event the Company disposed of a property, or classified a property as an asset held for sale, that constituted a business under U.S. GAAP, the Company allocated a portion of the real estate investments reporting unit’s goodwill to that property in determining the gain or loss on the disposal of the property. The amount of goodwill allocated to the business was based on the relative fair value of the business to the fair value of the reporting unit. During the year ended December 31, 2016, the Company allocated $73.2 million of goodwill to dispositions and held for sale assets, which included $2.3 million of goodwill allocated to the cost basis of two properties foreclosed upon. The allocated goodwill of $73.2 million was included in gain on disposition of real estate and real estate assets held for sale, net, in the consolidated statement of operations.
Impairments
Real Estate Assets
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales or leasing transactions. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in Note 6 – Fair Value Measures.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s annual testing date is during the fourth quarter. In 2017, the Company adopted ASU 2017-04, Intangibles – Goodwill and Others (Topic 350): Simplifying the Test for Goodwill Impairment, which allows the Company to test goodwill for impairment by comparing the carrying value of net assets to their respective fair value. If the fair value is determined to be less than the carrying value, an impairment charge will be recorded for the difference between the fair value and the carrying value. The Company estimates the fair value using discounted cash flows and relevant competitor multiples. The evaluation of goodwill for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. While the Company believes its assumptions are reasonable, there are no guarantees as to actual results. Changes in assumptions based on actual results may have a material impact on the Company’s financial results. The analysis performed for the annual goodwill tests during the years ended December 31, 2018, 2017 and 2016 resulted in no impairment. Goodwill related to discontinued operations is discussed in Note 4 — Discontinued Operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Investment in Unconsolidated Entities
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated entities. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated entity for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated entity for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated entities were identified during the years ended December 31, 2018, 2017 and 2016.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If this review indicates that the carrying value of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of leasehold improvements and property and equipment for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of leasehold improvements and property and equipment were identified during the years ended December 31, 2018, 2017 and 2016.
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
Restricted Cash
The Company had $22.9 million and $27.7 million, respectively, in restricted cash as of December 31, 2018 and 2017. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. In accordance with certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at December 31, 2018 was $21.5 million in lender reserves and $1.4 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2017 was $26.4 million in lender reserves and $1.3 million held in restricted lockbox accounts.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs, other than those associated with the Revolving Credit Facility (as defined in Note 7 –Debt), are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
Convertible Debt
The Company has an outstanding aggregate balance of $402.5 million related to the 2020 Convertible Notes (as defined in Note 7 – Debt ). The 2020 Convertible Notes are convertible into cash or shares of the Company’s Common Stock at the Company’s option. In accordance with U.S GAAP, the 2020 Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2020 Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2020 Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the respective term of the 2020 Convertible Notes.
Derivative Instruments
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in gain (loss) on derivative instruments, net in the consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
As of December 31, 2018, the Company had one interest rate derivative that was not designated as a qualifying hedging relationship with a fair value of $0.5 million associated with a loan with a notional value of $50.7 million. As of December 31, 2017, the Company had two interest rate derivatives that were not designated as qualifying hedging relationships with an aggregate fair value of $0.6 million associated with loans with an aggregate notional value of $78.9 million. The fair value of the interest rate derivatives is included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets.
Revenue Recognition
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (Topic 606), which supersedes the revenue recognition requirements in Revenue Recognition,

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Accounting Standards Codification  (“ASC”) (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 and the related ASUs (collectively, the “Revenue ASUs”) during the first quarter of 2018 using the modified retrospective approach, which allows a cumulative effect adjustment to beginning retained earnings equal to initially applying the Revenue ASUs to all contracts with customers not completed as of the date of adoption. Adoption of the Revenue ASUs did not result in a cumulative effect adjustment to retained earnings as all contracts not completed as of adoption within the scope of Topic 606 have the same revenue recognition timing and measurement under Topic 605. Revenues generated through leasing arrangements are excluded from the Revenue ASUs as discussed below.
Revenue Recognition - Real Estate
The Company’s rental revenue is recognized when earned and collectability is reasonably assured and includes rental revenues and property operating expense reimbursements that each tenant pays in accordance with the terms of each lease. Rental revenue also includes amortization of above and below-market leases. Many of the leases have rent escalations and the rental revenue is recognized on a straight-line basis, which requires the Company to record a receivable that will only be received if the tenant makes all rent payments required through the expiration of the initial lease term. Straight-line rent receivables are included in rent and tenant receivables and other assets, net, in the consolidated balance sheets. See Note 5 – Rent and Tenant Receivables and Other Assets, Net. For leases that have contingent rental revenue based on a percentage of the tenant’s sales, the Company recognizes contingent rental revenue when the specified target is achieved.
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
Cole Capital earned securities sales commissions, dealer manager fees, distribution and stockholder servicing fees, real estate acquisition fees, financing coordination fees, property management fees, advisory fees, asset management fees and performance fees for services relating to the Cole REITs’ offerings and the investment and management of their respective assets, in accordance with the respective dealer manager and advisory agreements. The Company was also reimbursed for certain costs incurred in providing these services, which were recorded as revenue as the expenses were incurred subject to revenue constraint due to the limitations on the amount that was reimbursable based on the terms of the respective dealer manager and advisory agreements. Refer to Note 13 – Related Party Transactions and Arrangements for a disaggregation of Cole Capital revenues.
Revenue Recognition - Other
The Company entered into a services agreement (the “Services Agreement”) with the Cole Purchaser, pursuant to which the Company will continue to provide certain services to the Cole Purchaser and the Cole REITs, including operational real estate support, (“Transition Services Revenues”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year). Under the terms of the Services Agreement, the Company will be entitled to receive reimbursement for certain of the services provided. The Company recorded Transition Services Revenues as costs associated with providing such services were incurred, which coincided with the timing in which the performance obligations of the contract had been met. During the period from February 1, 2018 through December 31, 2018, the Company incurred $15.0 million of such costs and recognized revenues of $15.0 million, which are recorded in other income, net in the consolidated statement of operations. The Company may also receive additional fees over the next six years if future revenues of Cole Capital exceed a specified dollar threshold (the “Net Revenue Payments”), up to an aggregate of $80.0 million in Net Revenue Payments.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Litigation, Merger and Other Non-Routine Costs, Net of Insurance Recoveries
External costs incurred in relation to prior mergers and litigation resulting therefrom are included in litigation, merger and other non-routine costs, net of insurance recoveries in the consolidated statements of operations. The Company has also incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company has directors’ and officers’ insurance and the insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation, merger and other non-routine costs, net of insurance recoveries include the following costs (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Merger Related Costs:
Transfer taxes(1)	$—	$(1,595)	$562
Litigation and other non-routine costs:
Audit Committee Investigation and related matters (2)	$59,755	$49,434	$24,207
Legal fees and expenses (3)	530	421	311
Litigation settlements (4)	233,246	—	—
Total costs	293,531	48,260	25,080
Insurance recoveries (5)	(2,568)	(300)	(21,196)
Total	$290,963	$47,960	$3,884
___________________________________

(1)	The negative balance for the year ended December 31, 2017 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(2)
Includes all fees and costs associated with various litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Audit Committee Investigation”), including fees and costs incurred pursuant to the Company’s advancement obligations, litigation related thereto and in connection with related insurance recovery matters, net of accrual reversals. During the year ended December 31, 2018, the Company reversed an accrual of $10.9 million, as the Company was legally released from certain advancement obligations, and the accrued amounts were paid directly by the Company’s insurers to the payees subsequent to December 31, 2018. There were no reversals in the years ended December 31, 2017 and 2016.

(3)
Includes legal fees and expenses associated with litigation resulting from prior mergers and related insurance recovery matters and excludes amounts presented in income from discontinued operations, net of income taxes in the consolidated statements of operations for the year ended December 31, 2018.

(4)	Refer to Note 10 – Commitments and Contingencies for additional information.

(5)	$2.3 million recorded during the year ended December 31, 2018 relates to litigation resulting from prior mergers.
Loss Contingencies
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and is reasonably estimable, the estimated loss or range of loss is disclosed.
Equity-based Compensation
The Company has an equity-based incentive award plan for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 12 – Equity-based Compensation for additional information on these plans.
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
Income Taxes
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2018. As a REIT, the

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

General Partner is generally not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). However, the General Partner, its TRS entities, and the OP are still subject to certain state and local income, franchise and property taxes in the various jurisdictions in which they operate. The General Partner may also be subject to federal income taxes on certain income and excise taxes on its undistributed income.
The OP is classified as a partnership for U.S. federal income tax purposes. As a partnership, the OP is not a taxable entity for U.S. federal income tax purposes. Instead, each partner in the OP is required to include its allocable share of the OP’s income, gains, losses, deductions and credits for each taxable year. Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducted substantially all of the Cole Capital business activities through a TRS until it sold the Cole Capital business on February 1, 2018.
During the year ended December 31, 2018, the Company conducted all of its business in the United States, Puerto Rico and Canada and filed income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction and various state and local jurisdictions. With few exceptions, the Company is no longer subject to routine examinations by taxing authorities for years before 2014. Certain of the Company’s intercompany transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
During the years ended December 31, 2018, 2017 and 2016, the Company recognized state and local income and franchise tax expense of $4.7 million, $6.9 million and $6.0 million, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations. In addition, the Company recorded a provision for federal income taxes of $0.4 million and $1.1 million for the years ended December 31, 2018 and 2016 related to a TRS entity, which is also included in provision for income taxes in the accompanying consolidated statements of operations. No provision for federal income taxes related to a TRS entity was recorded for the year ended December 31, 2017. The provision for or benefit from income taxes attributable to the Cole Capital business, substantially all of which was conducted through a TRS entity, is included in discontinued operations for all periods presented, as discussed in Note 4 — Discontinued Operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2018, 2017 or 2016. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations.
As of December 31, 2018, the OP and the General Partner had no material uncertain income tax positions.
Recent Accounting Pronouncements
Adopted Accounting Standards
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
December 31, 2018 – (Continued)

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
Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use (“ROU”) asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to existing guidance, however it limits the capitalization of initial direct leasing costs, such as internally generated costs. The Company expects to elect all practical expedients permitted under ASC Topic 842, other than the hindsight practical expedient, which permits entities to use hindsight in determining the lease terms. Accordingly, the Company will retain distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease and account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.
In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments help address transition guidance as it relates to land easements. As the Company plans to elect this practical expedient, it will only evaluate new or modified land easements upon adoption of Topic 842.
In July 2018, the FASB issued ASU 2018-10, Leases (Topic 842), which contained targeted improvements to amend inconsistencies and clarify guidance that were brought about by stakeholders. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provided the following practical expedients: (1) a transition method that allows entities to apply the new standard at the adoption date and to recognize a cumulative-effect adjustment to the opening balance of retained earnings effective at the adoption date; and (2) the option for lessors to not separate lease and non-lease components provided that certain criteria are met. The Company plans to elect the practical expedients included in ASU 2018-11. As the Company is not electing the hindsight practical expedient, the Company does not expect to have a cumulative effect adjustment to retained earnings upon adoption.
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, Leases (Topic 842). This ASU 2018-20 provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components.
The Company is currently evaluating the impact of adoption, and anticipates this standard will have a material impact on its consolidated balance sheets. However, the Company does not expect adoption will have a material impact on its consolidated statements of operations. While the Company is continuing to assess potential impacts of the standard, it currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. Our initial ROU asset and liability will be approximately $223.0 million. The Company expects its accounting for capital leases to remain substantially unchanged. Leases pursuant to which the Company is the lessee primarily consist of approximately 200 leases, of which the majority are ground leases. The Company will adopt ASU 2016-12 and its related amendments beginning January 1, 2019.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”). This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements.
Note 3– Real Estate Investments and Related Intangibles
Property Acquisitions
During the year ended December 31, 2018, the Company acquired controlling financial interests in 52 commercial properties for an aggregate purchase price of $502.7 million (the “2018 Acquisitions”), which includes one land parcel for build-to-suit development, further discussed below, $2.1 million related to an outstanding tenant improvement allowance recorded as a payable as of the acquisition date and for which the Company received a credit at close, and $2.6 million of external acquisition-related expenses that were capitalized.
During the year ended December 31, 2017, the Company acquired a controlling interest in 88 commercial properties and three land parcels for an aggregate purchase price of $748.8 million (the “2017 Acquisitions”), which includes $3.3 million of external acquisition-related expenses that were capitalized and includes 22 properties acquired in a nonmonetary exchange discussed below.
During the year ended December 31, 2016, the Company acquired a controlling interest in eight commercial properties for an aggregate purchase price of $100.2 million (the “2016 Acquisitions”). Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The Company has not included pro forma information for the Company's 2016 Acquisitions, which were acquired prior to the adoption of ASU 2017-01 and met the definition of a business combination, as they did not have a material impact on the Company's financial position or results of operations.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Year Ended December 31,
	2018	2017	2016
Real estate investments, at cost:
Land	$86,285	$110,634	$23,187
Buildings, fixtures and improvements	350,942	523,445	67,865
Total tangible assets	437,227	634,079	91,052
Acquired intangible assets:
In-place leases and other intangibles (1)	62,791	105,940	9,613
Above-market leases (2)	2,750	10,445	—
Assumed intangible liabilities:
Below-market leases (3)	(116)	(1,680)	(471)
Total purchase price of assets acquired	$502,652	$748,784	$100,194
____________________________________

(1)
The weighted average amortization period for acquired in-place leases and other intangibles is 16.3 years, 15.8 years and 13.8 years for 2018 Acquisitions, 2017 Acquisitions and 2016 Acquisitions, respectively.

(2)
The weighted average amortization period for acquired above-market leases is 10.8 years and 18.0 years for 2018 Acquisitions and 2017 Acquisitions, respectively. There were no acquired above-market leases during the year ended December 31, 2016.

(3)	The weighted average amortization period for acquired intangible lease liabilities is 9.9 years, 13.8 years and 10.0 years for 2018 Acquisitions, 2017 Acquisitions and 2016 Acquisitions, respectively.
As of December 31, 2018, the Company invested $3.5 million, including $0.5 million of external acquisition-related expenses that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $24.9 million, and the project is expected to be completed within the next 12 months.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Future Lease Payments
The following table presents future minimum base rent payments due to the Company over the next five years and thereafter. These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes among other items (in thousands):

	Future Minimum Operating Lease Base Rent Payments	Future Minimum Direct Financing Lease Payments (1)
2019	$1,107,610	$2,448
2020	1,080,639	2,135
2021	1,042,346	2,014
2022	972,564	1,925
2023	890,327	1,541
Thereafter	5,387,232	707
Total	$10,480,718	$10,770
____________________________________

(1)
Related to 25 properties which are subject to direct financing leases and, therefore, revenue is recognized as direct financing lease income on the discounted cash flows of the lease payments. Amounts reflected are the minimum base rental cash payments due to the Company under the lease agreements on these respective properties.

Property Dispositions and Real Estate Assets Held for Sale
During the year ended December 31, 2018, the Company disposed of 149 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction as discussed in Note 7 – Debt, for an aggregate gross sales price of $526.4 million, of which our share was $504.3 million after the profit participation payments related to the disposition of 34 Red Lobster properties. The dispositions resulted in proceeds of $496.7 million after closing costs. The Company recorded a gain of $96.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the year ended December 31, 2018, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $34.1 million, of which our share was $17.1 million based on our ownership interest in the joint venture, resulting in proceeds of $5.6 million after debt repayments of $20.4 million and closing costs. The Company recorded a gain of $0.7 million related to the sale and liquidation of the joint venture, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
During the year ended December 31, 2017, the Company disposed of 137 properties, including one property owned by a consolidated joint venture, six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction as discussed in Note 7 – Debt, and 15 properties disposed of in connection with a nonmonetary exchange discussed below, for an aggregate gross sales price of $594.9 million, of which our share was $574.4 million after the profit participation payment related to the disposition of 31 Red Lobster properties and the consolidated joint venture partner’s share of the sales price. The dispositions resulted in proceeds of $445.5 million after a mortgage loan assumption of $66.0 million and closing costs. Additionally, the Company’s tax provision for the year ended December 31, 2017 included $1.7 million of Canadian tax gain on the sale of certain Canadian properties. The Company recorded a gain of $64.7 million, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the year ended December 31, 2016, the Company disposed of 301 properties, for an aggregate gross sales price of $1.08 billion, of which our share was $1.04 billion after the profit participation payment related to the disposition of 70 Red Lobster properties. The dispositions resulted in proceeds of $958.4 million after a mortgage loan assumption of $55.0 million and closing costs. The Company recorded a gain of $45.7 million, which included $67.8 million of goodwill allocated to the cost basis of such properties, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

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
As of December 31, 2018, there were five properties classified as held for sale with a carrying value of $2.6 million, included in assets related to real estate assets held for sale and discontinued operations, net in the accompanying consolidated balance sheet, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2017, there were 30 properties classified as held for sale. During the year ended December 31, 2018, the Company recorded a loss of $1.9 million related to held for sale properties. During the year ended December 31, 2017, the Company recorded a loss of $3.1 million related to held for sale properties. During the year ended December 31, 2016, the Company recorded a loss of $5.1 million related to held for sale properties, which included $3.2 million of goodwill allocated to the cost basis of such properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of December 31, 2018 and 2017 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	December 31, 2018	December 31, 2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $703,909 and $599,680, respectively	15.5	$980,971	$1,091,433
Leasing commissions, net of accumulated amortization of $4,048 and $2,902, respectively	10.7	15,660	13,876
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $105,936 and $88,335, respectively	16.4	201,875	241,449
Total intangible lease assets, net		$1,198,506	$1,346,758

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $89,905 and $73,916, respectively	18.8	$173,479	$198,551
The aggregate amount of above‑ and below-market leases and deferred lease incentives amortized and included as a net decrease to rental revenue was $4.2 million for the year ended December 31, 2018 and $5.4 million for each of the years ended December 31, 2017 and 2016, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $139.6 million, $154.2 million and $170.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2018 (amounts in thousands):

	2019	2020	2021	2022	2023
In-place leases and other intangibles:
Total projected to be included in amortization expense	$126,457	$119,161	$111,335	$97,159	$86,311
Leasing commissions:
Total projected to be included in amortization expense	1,911	1,778	1,620	1,556	1,359
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	20,870	20,456	20,027	19,213	18,270
Below-market lease liabilities:
Total projected to be included in rental revenue	17,973	16,821	15,656	14,809	13,924

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

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
Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the consolidated joint venture had total assets of $32.5 million and $33.7 million, of which $29.9 million and $30.7 million, respectively, were real estate investments, net of accumulated depreciation and amortization. The property was secured by a mortgage note payable, which was non-recourse to the Company and had a balance of $14.0 million and $14.9 million, as of December 31, 2018 and 2017, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Ventures
As of December 31, 2018, the Company held an investment in an unconsolidated joint venture that owned one property with a carrying value of $35.3 million. As of December 31, 2017, the Company held investments in two unconsolidated joint ventures that each owned one property with an aggregate carrying value of $39.5 million. During the year ended December 31, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein.
The Company had a 90% legal ownership interest in the unconsolidated joint venture at December 31, 2018 and December 31, 2017 and accounts for its investment using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint venture. During the year ended December 31, 2018 the Company recognized $1.2 million of net income from unconsolidated joint ventures. During the years ended December 31, 2017 and 2016 the Company recognized $3.3 million and $0.9 million of net income, respectively, from two unconsolidated joint ventures. The Company’s legal ownership interest may, at times, not equal the Company’s economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
The carrying amount of the unconsolidated joint venture was greater than the underlying equity in net assets by $4.7 million as of December 31, 2018. The carrying amount of the unconsolidated joint ventures was greater than the underlying equity in net assets by $8.6 million as of December 31, 2017. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy. The Company and the unconsolidated joint venture partner are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls, including the Company’s share of expansion project capital expenditures.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Note 4 — Discontinued Operations
On November 13, 2017, the Company entered into a purchase and sale agreement (as amended by that certain First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, the “Cole Capital Purchase and Sale Agreement”). On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital, under the terms of the Cole Capital Purchase and Sale Agreement. Substantially all of the Cole Capital segment’s operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. The OP sold all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to the Cole Purchaser, for approximately $120.0 million paid in cash at closing. The Company could also receive up to an aggregate of $80.0 million in Net Revenue Payments. There were no Net Revenue Payments received or earned for 2018. Substantially all of the Cole Capital segment financial results are reflected in the financial statements as discontinued operations.
The following is a summary of the assets and liabilities related to discontinued operations and real estate assets held for sale as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Carrying amount of major classes of assets included in discontinued operations:
Cash	$—	$2,198
Intangible assets, net (1)	—	9,892
Other assets, net (2)	—	6,975
Goodwill (3)	—	124,812
Due from Cole REITs, net	—	1,284
Loss recognized on classification as held for sale (4)	—	(19,509)
Assets related to discontinued operations, net	$—	$125,652

Carrying amount of major classes of liabilities included in discontinued operations:
Accounts payable and accrued expenses	$—	$14,269
Other liabilities	—	1,512
Due to Cole REITs	—	100
Liabilities related to discontinued operations	$—	$15,881
___________________________________

(1)	The intangible assets consisted of management and advisory contracts that the Company had with certain Cole REITs. Accumulated amortization was $44.1 million as of December 31, 2017.

(2)	Includes program development costs of $3.3 million as of December 31, 2017, which were net of reserves of $7.6 million.

(3)
The Company performed the annual goodwill test using the $120.0 million cash proceeds provided for under the Cole Capital Purchase and Sale Agreement, plus the estimated fair value of the Net Revenue Payments and determined the carrying amount exceeded the estimated fair value. As such, no goodwill impairment was recorded during the year ended December 31, 2017.

(4)
The Company recognized a loss of $20.0 million on classification of the discontinued operations as held for sale, of which $0.5 million represented estimated costs to sell that were subsequently accrued in accounts payable and accrued expenses as of December 31, 2017. In determining the loss recognized on classification as held for sale, the Company elected to account for the future Net Revenue Payments as a gain contingency. Under this approach, the Company will not recognize any Net Revenue Payments until realized.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The following is a summary of the financial information for discontinued operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
Revenues:	2018	2017	2016
Offering-related fees and reimbursements	$1,027	$16,096	$36,526
Transaction service fees and reimbursements	334	13,929	12,533
Management fees and reimbursements	6,452	76,214	68,686
Total revenues	$7,813	$106,239	$117,745
Operating expenses:
Cole Capital reallowed fees and commissions	602	9,879	23,174
Transaction costs (1)	(654)	3,802	—
General and administrative	4,450	63,783	82,558
Amortization of intangible assets	—	14,490	26,148
Goodwill and intangible asset impairments	—	—	120,931
Total operating expenses	4,398	91,954	252,811
Other income, net	—	464	292
Loss on disposition and assets held for sale	(1,815)	(20,027)	—
Income (loss) before taxes	1,600	(5,278)	(134,774)
Benefit from (provision for) income taxes	2,095	(13,839)	10,837
Income (loss) from discontinued operations, net of income taxes	$3,695	$(19,117)	$(123,937)
____________________________________

(1)	The negative balance for the year ended December 31, 2018 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.
The following is a summary of cash flows related to discontinued operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash flows related to discontinued operations:
Cash flows (used in) provided by operating activities	$(10,468)	$33,232	$35,251
Cash flows provided by investing activities	$122,915	$—	$—
Income Taxes
Cole Capital’s business, substantially all of which was conducted through a TRS, recognized a benefit of $2.1 million for the year ended December 31, 2018, a provision of $13.8 million the year ended December 31, 2017 and a benefit of $10.8 million for the year ended December 31, 2016.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The following table presents the reconciliation of the (benefit from) provision for income taxes with the amount computed by applying the statutory federal income tax rate to loss before income taxes for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income (loss) before taxes	$1,600	$(5,278)	$(134,774)
Less: Income from non-taxable entities	(685)	(9,523)	(9,008)
Income (loss) attributable to taxable subsidiaries before income taxes	$915	$(14,801)	$(143,782)

Federal provision at statutory rate	192	(5,180)	(50,324)
Impairment of goodwill	—	—	42,327
Nondeductible portion of transaction costs and loss recognized on classification as held for sale	(719)	8,283	—
Impact of change in federal tax rate	—	3,481	—
Impact of valuation allowance	(1,158)	6,165	—
State income taxes and other	(410)	1,090	(2,840)
Total (benefit from) provision for income taxes - Cole Capital	$(2,095)	$13,839	$(10,837)
The following table presents the components of the (benefit from) provision for income taxes for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current
Federal	$(74)	$(120)	$2,244
State	(166)	602	(2,762)
Total current (benefit from) provision for income taxes	(240)	482	(518)
Deferred
Federal	(1,756)	12,016	(9,021)
State	(99)	1,341	(1,298)
Total deferred (benefit from) provision for income taxes	(1,855)	13,357	(10,319)
Total (benefit from) provision for income taxes - Cole Capital	$(2,095)	$13,839	$(10,837)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Note 5 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017

Straight-line rent receivable, net (1)	$259,106	$230,529
Accounts receivable, net (2)	36,939	36,921
Deferred costs, net (3)	17,515	5,746
Investment in direct financing leases, net	13,254	19,539
Mortgage notes receivable, net (4)	10,164	20,294
Leasehold improvements, property and equipment, net (5)	9,754	12,089
Investment in Cole REITs	7,844	3,264
Prepaid expenses	5,022	6,493
Other assets, net	3,594	5,003
Income tax receivable	1,760	3,213
Restricted escrow deposits	1,140	4,995
Investment securities, at fair value(6)	—	40,974
Total	$366,092	$389,060
___________________________________

(1)
Allowance for uncollectible accounts included in straight-line rent receivable, net was $1.0 million and $2.0 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the allowance related to suspended revenue recognition was $0.1 million. As of December 31, 2017, there was no allowance related to suspended revenue recognition.

(2)
In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts in the consolidated balance sheets and bad debt expense in property operating expenses in the consolidated statements of operations. Allowance for uncollectible accounts was $5.3 million and $6.3 million as of December 31, 2018 and 2017, respectively. The Company suspends revenue recognition when the collectability of amounts due pursuant to a lease is no longer reasonably assured.  As of December 31, 2018 and 2017, the allowance related to suspended revenue recognition was $9.1 million and $12.6 million, respectively.

(3)
Amortization expense for deferred costs related to the revolving credit facilities totaled $7.3 million for the year ended December 31, 2018 and $10.4 million for each of the years ended December 31, 2017 and 2016. Accumulated amortization for deferred costs related to the Revolving Credit Facility, as defined in Note 7 – Debt, was $47.6 million and $40.3 million as of December 31, 2018 and 2017, respectively.

(4)
As of December 31, 2018, the Company owned five mortgage notes receivable with a weighted-average interest rate of 6.4% and weighted-average years to maturity of 12.1 years. During the year ended December 31, 2018, the Company sold three mortgage notes receivable with an aggregate carrying value of $8.8 million at December 31, 2017, resulting in a net gain of $1.7 million, which is included in other income, net in the accompanying consolidated statements of operations.

(5)
Amortization expense for leasehold improvements totaled $1.2 million for each of the years ended December 31, 2018 and 2017, with no related write-offs. Amortization expense for leasehold improvements totaled $2.3 million for the year ended December 31, 2016, inclusive of write-offs of $1.0 million. Accumulated amortization was $5.9 million and $4.7 million as of December 31, 2018 and 2017, respectively. Depreciation expense for property and equipment totaled $2.3 million, $1.8 million and $3.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, inclusive of write-offs of $0.8 million, $0.6 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Accumulated depreciation was $7.0 million and $5.7 million as of December 31, 2018 and 2017, respectively.

(6)
During the year ended December 31, 2018, two commercial mortgage-backed securities (“CMBS”) were repaid and six CMBS were sold for an aggregate gross sales price of $36.0 million for a net realized loss of $2.2 million, which is included in other income, net in the accompanying consolidated statements of operations.

Note 6 – Fair Value Measures
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
December 31, 2018 – (Continued)

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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Assets:
Derivative assets	$—	$544	$—	$544
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$—	$544	$7,844	$8,388

	Level 1	Level 2	Level 3	Balance as of December 31, 2017
Assets:
CMBS	$—	$—	$40,974	$40,974
Derivative assets	—	627	—	627
Total assets	$—	$627	$40,974	$41,601
CMBS – The Company’s CMBS were carried at fair value and were valued using Level 3 inputs. The Company used estimated non-binding quoted market prices from the trading desks of financial institutions that are dealers in such securities for similar CMBS tranches that actively participate in the CMBS market. Broker quotes are only indicative of fair value and may not necessarily represent what the Company would receive in an actual trade for the applicable instrument. Management determined that the prices were representative of fair value through its knowledge and experience in the market. The significant unobservable input used in valuing the CMBS was the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Significant increases or decreases in the discount rate or market yield would result in a decrease or increase in the fair value measurement. The following risks were included in the consideration and selection of discount rates or market yields: risk of default, rating of the investment and comparable company investments.
Derivative Assets and Liabilities – The Company’s derivative financial instruments relate to interest rate swaps. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018 and 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Investment in Cole REITs – The fair values of CCIT II and CCPT V were estimated using the net asset value per share. The Company determined that the CCIT III per share primary offering price net of selling commissions and dealer manager fees approximated fair value. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT. CCIT II has estimated that it will commence a liquidity event over the next three to five years. CCPT V has estimated that it will commence a liquidity event over the next three to six years following the termination of its initial public offering. CCIT III has estimated that it will commence a liquidity event five to seven years following the termination of its initial public offering. Subsequent to December 31, 2018, CCIT III terminated its primary offering, however it continues to issue shares pursuant to its distribution reinvestment plan.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2018 (in thousands):

	CMBS	Investment in Cole REITs (1)
Beginning balance, January 1, 2018	$40,974	$3,264
Total gains and losses
Unrealized loss included in other comprehensive income, net	(205)	—
Realized loss included in other income, net	(34)	—
Unrealized gain included in other income, net	—	5,102
Purchases, issuance, settlements
Return of principal received	(4,864)	—
Amortization included in net income, net	157	—
Sale of investments	(36,028)	(522)
Ending Balance, December 31, 2018	$—	$7,844
____________________________________

(1)
As discussed in Note 2 – Summary of Significant Accounting Policies, as of December 31, 2017, the Company accounted for its investment in Cole REITs using the equity method of accounting. Subsequent to the sale of Cole Capital, the Company retained interests in CCIT II, CCIT III and CCPT V, which were carried at fair value as of December 31, 2018.

The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2017 (in thousands):

CMBS
Beginning balance, January 1, 2017	$47,215
Total gains and losses
Unrealized loss included in other comprehensive income, net	(951)
Purchases, issuance, settlements
Return of principal received	(4,388)
Amortization included in net income, net	(902)
Ending Balance, December 31, 2017	$40,974

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Investments – The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 70 properties were deemed to be impaired and their carrying values totaling $134.0 million were reduced to their estimated fair value of $79.4 million, resulting in impairment charges of $54.6 million during the year ended December 31, 2018. The impairment charges relate to certain office, retail and restaurant properties that, during 2018, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased.
During the year ended December 31, 2017, net real estate assets related to 69 properties, with carrying values totaling $161.9 million, were deemed to be impaired and their carrying values were reduced to their estimated fair values of $111.4 million, resulting in impairment charges of $50.5 million. The majority of the impairment charges relate to certain office, restaurant and other properties that, during 2017, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased.
During the year ended December 31, 2016 net real estate assets related to 153 properties, with carrying values totaling $668.2 million, were deemed to be impaired and their carrying values were reduced to their estimated fair values of $485.4 million, resulting in impairment charges of $182.8 million. A majority of the impairment charges related to properties identified by management for potential sale as part of its portfolio management strategy to reduce exposure to office properties. Additionally, a tenant of 59 restaurants filed for bankruptcy.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the year ended December 31, 2018, the Company used a range of discount rates from 7.4% to 8.5% with a weighted-average rate of 7.9% and capitalization rates from 6.9% to 8.5% with a weighted-average rate of 7.8%.
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Properties impaired	70	69	153

Asset classes impaired:
Investment in real estate assets, net	$53,562	$50,087	$183,240
Investment in direct financing leases, net	1,381	553	—
Below-market lease liabilities, net	(296)	(92)	(421)
Total impairment loss	$54,647	$50,548	$182,819

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

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

	Level	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Assets:
Mortgage notes receivable, net	1, 3	$10,164	$10,164	$20,294	$28,272

Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,933,209	$1,961,496	$2,095,690	$2,144,522
Corporate bonds, net	2	3,395,885	3,368,928	2,848,768	2,922,027
Convertible debt, net	2	398,591	396,905	992,218	1,012,349
Credit facility	2	403,000	403,000	185,000	185,000
Total liabilities		$6,130,685	$6,130,329	$6,121,676	$6,263,898
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Mortgage notes receivable, net – The fair value of the Company’s mortgage notes receivable at December 31, 2017 were valued using Level 3 inputs, which were estimated with a discounted cash flow analysis, utilizing scheduled cash flows and discount rates estimated by management to approximate market interest rates.
As discussed in Note 16 – Subsequent Events, the Company sold four of the remaining five mortgage notes receivable subsequent to December 31, 2018. In connection with the Company’s decision to sell and classify them as held for sale, the fair value of the Company’s mortgage notes receivable at December 31, 2018 were estimated using signed purchase and sale agreements for the four sold subsequent to December 31, 2018 and for the one remaining mortgage note receivable, the fair value was estimated using bids obtained by third-party valuation services that utilize observable market inputs. This resulted in transfers from Level 3 to Level 1.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Note 7 – Debt
As of December 31, 2018, the Company had $6.1 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.2 years and a weighted-average interest rate of 4.3%. The following table summarizes the carrying value of debt as of December 31, 2018 and 2017, and the debt activity for the year ended December 31, 2018 (in thousands):

		Year Ended December 31, 2018
	Balance as of December 31, 2017	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2018
Mortgage notes payable:
Outstanding balance	$2,071,038	$187	$(154,093)	$—	$1,917,132
Net premiums (1)	24,652	—	(191)	(8,384)	16,077
Deferred costs	(12,998)	(43)	30	2,459	(10,552)
Mortgages notes payable, net	2,082,692	144	(154,254)	(5,925)	1,922,657
Corporate bonds:
Outstanding balance	2,850,000	550,000	—	—	3,400,000
Discount (2)	(1,232)	(3,696)	—	813	(4,115)
Deferred costs	(27,274)	(4,825)	—	4,823	(27,276)
Corporate bonds, net	2,821,494	541,479	—	5,636	3,368,609
Convertible debt:
Outstanding balance	1,000,000	—	(597,500)	—	402,500
Discount (2)	(7,782)	—	—	3,873	(3,909)
Deferred costs	(7,960)	—	—	4,252	(3,708)
Convertible debt, net	984,258	—	(597,500)	8,125	394,883

Credit facility:
Outstanding balance	185,000	1,934,000	(1,716,000)	—	403,000
Deferred costs (3)	—	(1,236)	—	9	(1,227)
Credit facility, net	185,000	1,932,764	(1,716,000)	9	401,773

Total debt	$6,073,444	$2,474,387	$(2,467,754)	$7,845	$6,087,922
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

(3)	Deferred costs relate to the Credit Facility Term Loan.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of December 31, 2018 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt (4)	458	$3,760,194	$1,903,095	4.92%		3.5
Variable-rate debt	1	33,384	14,037	5.72%	(5)	0.6
Total	459	$3,793,578	$1,917,132	4.93%		3.4
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Includes $50.7 million of variable-rate debt fixed by way of interest rate swap arrangements.

(5)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of December 31, 2018.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2018, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
On April 12, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, secured by one property, with an outstanding balance of $16.2 million at the time of default and conveyed all interest in the property to satisfy the mortgage loan. As a result of the deed-in-lieu of foreclosure transaction, the Company recognized a gain on forgiveness of debt of $5.2 million, which is included in gain (loss) on extinguishment and forgiveness of debt, net in the accompanying consolidated statements of operations.
During the year ended December 31, 2017, the Company entered into deed-in-lieu of foreclosure agreements or completed the foreclosure with the lenders of three mortgage loans, secured by six properties, which resulted in a gain on forgiveness of debt of $20.5 million.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to December 31, 2018 (in thousands):

Total
2019	$167,279
2020	265,189
2021	352,768
2022	314,898
2023	144,843
Thereafter	672,155
Total	$1,917,132

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Corporate Bonds
As of December 31, 2018, the OP had $3.40 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance December 31, 2018	Interest Rate	Maturity Date
2019 Senior Notes	$750,000	3.000%	February 6, 2019
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$3,400,000	4.129%
On October 16, 2018, the Company closed a senior note offering, consisting of $550.0 million aggregate principal amount of the Operating Partnership’s 4.625% Senior Notes due 2025 (the “2025 Senior Notes”).
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 30 or fewer days prior to the maturity date with respect to the 2019 Senior Notes and the 2021 Senior Notes, is 60 or fewer days prior to the maturity date with respect to the 2025 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of December 31, 2018, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
During the year ended December 31, 2018, the Company’s convertible senior notes due August 1, 2018 (the “2018 Convertible Notes”) matured and the principal outstanding of $597.5 million, plus accrued and unpaid interest thereon, was repaid. The interest rate on the 2018 Convertible Notes was 3.00% annually.
As of December 31, 2018, the Company had convertible senior notes due December 15, 2020 (the “2020 Convertible Notes”) with a balance of $402.5 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.8 million and the unamortized discount of $3.9 million. The discount will be amortized over the remaining term of 2.0 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of December 31, 2018, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the year ended December 31, 2018 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of December 31, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”), which is available through February 23, 2019, for up to four borrowings of delayed-draw term loans. In connection with entering into the Credit Agreement, the OP repaid all of the outstanding obligations under the amended and restated credit agreement dated as of June 30, 2014 (as amended, the “2014 Credit Agreement”) and the 2014 Credit Agreement was terminated. The 2014 Credit Agreement provided for a $2.3 billion revolving credit facility and was scheduled to terminate on June 30, 2018.
As of December 31, 2018, the outstanding balance under the Revolving Credit Facility was $253.0 million. As of December 31, 2018, $150.0 million had been drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million.
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
In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will terminate, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Revolving Credit Facility terminates on May 23, 2022, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for two six-month extension options with respect to the Revolving Credit Facility, exercisable at the OP’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. Any term loans outstanding under the Credit Facility Term Loan mature on May 23, 2023. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a facility fee equal to 0.10% to 0.30% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the Revolving Credit Facility. In addition, the OP incurs a ticking fee equal to 0.25% multiplied by unused commitments in respect of the Credit Facility Term Loan. The OP also incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2018.
In connection with entering into the Credit Agreement, the Company capitalized an aggregate $20.7 million in lender fees and third-party costs in respect of the Revolving Credit Facility and the Credit Facility Term Loan, which will be amortized over the respective terms. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility are included in rent and other tenant receivables and other assets, net in the accompanying consolidated balance sheets. Deferred financing costs, net of accumulated amortization, related to the Credit Facility Term Loan outstanding balance are included in credit facility, net in the accompanying consolidated balance sheets.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosures:
Cash paid for interest	$267,400	$260,951	$317,170
Cash paid for income taxes	$5,589	$11,280	$20,279
Cash received from federal income tax refund	$2,939	$16,686	$—
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$12,648	$6,578	$7,701
Accrued deferred financing costs	$67	$—	$3
Distributions declared and unpaid	$148,383	$149,768	$149,281
Accrued equity issuance costs	$—	$—	$9
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$16,200	$100,388	$38,050
Mortgage notes payable assumed in real estate disposition	$—	$66,000	$55,000
Real estate investments received from a ground lease expiration and other lease related transactions	$1,386	$259	$—
Real estate investments received from a property-related legal settlement	$—	$775	$—
Nonmonetary exchanges:
Real estate investments received	$—	$50,204	$—
Real estate investments relinquished and gain on disposition	$—	$(47,474)	$—
Rent and tenant receivables, intangible lease liability and other assets, net	$—	$(2,511)	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Accrued interest	$43,916	$47,116
Accrued real estate taxes	25,208	26,131
Accrued legal fees	32,715	30,854
Accounts payable	2,673	2,570
Accrued other	41,099	29,803
Total	$145,611	$136,474
Note 10 – Commitments and Contingencies
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
December 31, 2018 – (Continued)

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
The United States Attorney’s Office has indicated that it does not intend to bring criminal charges against the Company arising from its investigation. In addition, the Company has not been in contact with the Massachusetts regulator since June 2015 and believes the investigation is concluded. In March 2018, investigative staff of the SEC’s enforcement division inquired whether the Company wished to discuss a resolution of potential civil charges the SEC may bring with respect to certain matters investigated by the staff stemming from the announcement made on October 29, 2014. The Company has been cooperating with the SEC staff’s investigation since its inception and is engaged in such discussions with the staff. The timing and substance of the ultimate resolution of these discussions is unknown.
As discussed below, the Company and certain of its former officers and directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, individual actions and derivative actions seeking money damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona.
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court in connection with various motions to dismiss. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. On August 31, 2017, the court issued an order granting plaintiffs’ motion for class certification. Defendants’ petitions seeking leave to appeal the court’s order granting class certification were denied on January 24, 2018. Fact depositions were concluded at the end of 2018 and at a status conference in November 2018, the court ordered all summary judgment motions to be filed by February 8, 2019, with briefing on all motions to be completed by April 5, 2019. The next status conference with the court is scheduled for April 17, 2019 and trial is scheduled for September 9, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The Company, certain of its former officers and directors, and the OP, among others, were also named as defendants in thirteen individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (the “Jet Capital Action”); Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975; and Cohen & Steers Institutional Realty Shares, Inc. et al v. American Realty Capital Properties, Inc. et al., No. 18-cv-06770, (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company entered into a series of agreements dated September 30 through October 26, 2018, to settle twelve of the thirteen pending Opt-Out Actions (the “Opt Out Settlement Agreements”) brought by plaintiffs holding shares of common stock and swaps referencing common stock representing approximately 18% of VEREIT’s outstanding shares of common stock outstanding at the end of the period covered by the litigations, for an aggregate payment of $127.5 million. The Opt Out Settlement Agreements contain mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in each Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Opt Out Settlement Agreements do not contain any admission of liability, wrongdoing or responsibility by any of the parties. The only remaining opt out action is the Jet Capital Action, which is proceeding on the same summary judgment and trial schedule as the SDNY Consolidated Securities Class Action.
On October 27, 2015, the Company and certain of its former officers, among others, were also named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”, and such plaintiffs, “Plaintiffs”). The Vanguard Action asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On June 7, 2018, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) to settle the Vanguard Action. Pursuant to the terms of the Settlement Agreement, the Plaintiffs filed a motion to dismiss all claims against the Company and the other defendants with prejudice, which was granted by the court on June 19, 2018, and the Company paid Plaintiffs the sum of $90 million in connection with the settlement of the claims. The Settlement Agreement contains mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in the Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Settlement Agreement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. Vanguard’s holdings accounted for approximately 13% of the Company’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions.
In addition to the settlement of the opt-out actions and the Vanguard Action discussed above, on February 5, 2019, the Company entered into a series of agreements to settle claims with shareholders who decided not to participate as class members in the SDNY Consolidated Securities Class Action. Pursuant to the terms of the settlement agreements, the shareholders released all claims that were the subject matter of the SDNY Consolidated Securities Class Action and the Company made payments totaling $15.7 million. In total, the Company has now settled claims of shareholders who held shares of common stock and swaps referencing common stock representing approximately 33.5% of VEREIT’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions for payments totaling $233.2 million, which is recorded in “Litigation, merger and other non-routine costs, net of insurance recoveries” in the accompanying consolidated statement of operations for the year ended December 31, 2018.
The Company was also named as a nominal defendant, and certain of its former officers and directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together the “SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. On February 12, 2016, the Company and other defendants filed a motion to dismiss the SDNY Derivative Action due to plaintiffs’ failure to plead facts demonstrating that the Board’s decision to refuse plaintiffs’ pre-suit demands was wrongful and not a protected

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

business judgment. On June 9, 2016, the court granted in part and denied in part the Company’s and other defendants’ motions to dismiss. Plaintiffs filed an amended complaint on June 30, 2016, and the Company and other defendants filed answers to the amended complaint on July 22, 2016. Discovery and summary judgment briefing in the Witchko Action is being coordinated with the SDNY Consolidated Securities Class Action.
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
There can be no assurance as to whether or how the completed settlements may affect any potential future resolution of any other pending lawsuit or claims, the timing of any such resolution, or the amount at which any other matter may be resolved. The Company has not reserved amounts for the SEC investigation, the on-going class action and the remaining opt out action discussed above because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. With respect to the class action specifically, which represents substantially all of the remaining shares with alleged claims, although the Company believes a loss is probable, it is currently unable to reasonably estimate a possible range of loss because the litigation involves significant uncertainties, including, but not limited to, the complexity of the facts, the legal theories and the nature of the claims, the information to be produced in discovery, which has not yet concluded, the applicable methodology for determining any damages for each of the different types of claims, the extent to which members of the class would or would not file a claim, and the uncertainty inherent in a class action where the trading history and other relevant characteristics of the claimants are not currently known. The ultimate resolution of all of these matters, the timing and substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
December 31, 2018 – (Continued)

Contractual Lease Obligations
The following table reflects the minimum base rent payments due from the Company over the next five years and thereafter for certain ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations (in thousands):

	Future Minimum Base Rent Payments
	Ground Leases	Office Leases
2019	$13,942	$4,537
2020	13,740	4,451
2021	13,542	4,387
2022	13,699	4,419
2023	14,077	3,695
Thereafter	196,369	301
Total	$265,369	$21,790
Purchase Commitments
The Company enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets, some of which are expected to be assigned to one of the Cole REITs at or prior to the closing of the respective acquisition. As of December 31, 2018, the Company was a party to five purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in eight properties, subject to meeting certain criteria, for an aggregate purchase price of $81.7 million, exclusive of closing costs. As of December 31, 2018, the Company had $1.1 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances. In accordance with the Services Agreement, the Company will be reimbursed by the assigned Cole REIT for amounts escrowed when the property is assigned to the respective Cole REIT.
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
Note 11 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of December 31, 2018, the General Partner had approximately 967.5 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 967.5 million General Partner OP Units issued and outstanding as of December 31, 2018, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (the “Program”) pursuant to which the Company can offer and sell, from time to time through September 19, 2019 in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of December 31, 2018, no shares of Common Stock have been issued pursuant to the Program.
Preferred Stock and Preferred OP Units
Series F Preferred Stock
As of December 31, 2018, there were approximately 42.8 million shares of Series F Preferred Stock (and approximately 42.8 million corresponding General Partner Series F Preferred Units) and 86,874 Limited Partner Series F Preferred Units issued and outstanding.
The Series F Preferred Stock pays cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock was not redeemable by the

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Company before January 3, 2019, the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the General Partner may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NYSE under the symbol VER PRF. The Series F Preferred Units contain the same terms as the Series F Preferred Stock.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Series F Preferred Stock distributions paid on a percentage basis for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Ordinary dividends	100.0%	95.0%	95.0%
Capital gain distributions	—%	5.0%	5.0%
Total	100%	100%	100%
Limited Partner OP Units
As of December 31, 2018 the Operating Partnership had approximately 23.7 million Limited Partner OP Units outstanding.
As of December 31, 2018, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
The Company declared quarterly dividends to stockholders of record each quarter from the first quarter of the year ended December 31, 2016 through the third quarter of the year ended December 31, 2018 of $0.1375 per share of Common Stock (representing an annualized dividend rate of $0.55 per share). The Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2018 on November 5, 2018 to stockholders of record as of December 31, 2018, which was paid on January 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP unit.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Common Stock distributions paid on a percentage basis for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Ordinary dividends	13.8%	60.0%	95.0%
Nondividend distributions	86.2%	37.0%	—%
Capital gain distributions	—%	3.0%	5.0%
Total	100%	100%	100%

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Share Repurchase Program
On May 12, 2017, the Company’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s outstanding Common Stock over the subsequent 12 months, as market conditions warranted (the “2017 Share Repurchase Program”). On May 3, 2018, the Company’s Board of Directors terminated the 2017 Share Repurchase Program and authorized a new program (the “2018 Share Repurchase Program,” collectively with the 2017 Share Repurchase Program, the “Share Repurchase Programs”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. Repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Programs do not obligate the Company to make any repurchases at a specific time or in a specific situation. Repurchases are subject to prevailing market conditions, the trading price of the stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the Share Repurchase Programs, if any, will be returned to the status of authorized but unissued shares of Common Stock.
During the period from May 12, 2017 through December 31, 2017, the Company repurchased approximately 69,000 shares of Common Stock in multiple open market transactions, at a weighted average share price of $7.50 for an aggregate purchase price of $0.5 million as part of the 2017 Share Repurchase Program. During the period from January 1, 2018 through May 2, 2018, the Company repurchased approximately 6.4 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.94 for an aggregate purchase price of $44.6 million, for a total of $45.1 million of shares repurchased as part of the 2017 Share Repurchase Program.
From May 3, 2018 through December 31, 2018, the Company repurchased approximately 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program, which are currently deemed to be authorized but unissued shares of Common Stock. As of December 31, 2018, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan (as defined in Note 12 – Equity-based Compensation), participants have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the year ended December 31, 2018, the General Partner repurchased approximately 0.3 million shares to satisfy the federal and state tax withholding obligations on behalf of employees that made this election.
Note 12 – Equity-based Compensation
Equity Plans
The General Partner has an equity-based incentive award plan (the “Equity Plan”), which provides for the grant of stock options (“Stock Options”), stock appreciation rights, Restricted Shares, Restricted Stock Units, Deferred Stock Units, dividend equivalent rights and other stock-based awards to non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the requisite service period. Restricted Shares provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. Restricted Shares are considered issued and outstanding. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting or settlement of Restricted Stock Units or Deferred Stock Units, respectively, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of December 31, 2018, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million Restricted Shares, net of the forfeiture of 3.7 million Restricted Shares through that date, 5.3 million Restricted Stock Units, net of the forfeiture/cancellation of 1.8 million Restricted Stock Units through that date, 0.5 million Deferred Stock Units, and 2.8 million Stock Options, net of forfeiture/cancellation of approximately 40,000 Stock Options through that date, collectively representing approximately 12.5 million shares of Common Stock. Accordingly, as of such date, approximately 86.6 million additional shares were available for future issuance. At December 31, 2018, a total of 45,000 shares were awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.
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
During the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.6 million, $2.0 million and $2.7 million, respectively, of compensation expense related to the Restricted Shares. As of December 31, 2018, there was $0.1 million of unrecognized compensation expense related to the Restricted Shares with a weighted-average remaining term of 0.1 years.
The following table details the activity of the Restricted Shares during the year ended December 31, 2018:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2017	234,428	$13.98
Vested	(159,210)	13.97
Forfeited	(4,218)	13.66
Unvested shares, December 31, 2018	71,000	$14.04
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $5.1 million, $6.3 million and $3.4 million, respectively, of compensation expense related to the Time-Based Restricted Stock Units. As of December 31, 2018, there was $5.6 million of unrecognized compensation expense related to the Time-Based Restricted Stock Units with a weighted-average remaining term of 1.8 years.
Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan. Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company, dies or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company (or upon a change of control or death). The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During the years ended December 31, 2018, 2017 and 2016, the Company recorded approximately $1.2 million, $1.0 million and $0.8 million, respectively, of expense related to Deferred Stock Units. As of December 31, 2018, there is no unrecognized compensation expense related to the Deferred Stock Units.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The following table details the activity of the Time-Based Restricted Stock Units and Deferred Stock Units during the year ended December 31, 2018.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2017	1,312,865	$8.61	—	$—
Granted	770,014	6.76	181,873	6.95
Vested	(755,810)	8.66	(181,873)	6.95
Forfeited	(36,054)	7.44	—	—
Unvested units, December 31, 2018	1,291,015	$7.51	—	$—
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the requisite service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the years ended December 31, 2018, 2017 and 2016, the Company recorded $5.8 million, $7.4 million and $4.6 million, respectively, of expense related to the LTI Target Awards. As of December 31, 2018, there was $6.1 million of unrecognized compensation expense related to the LTI Target Awards with a weighted-average remaining term of 1.7 years.
The following table details the activity of the LTI Target Awards during the year ended December 31, 2018.

	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2017	1,574,229	$7.98
Granted	894,441	6.44
Vested	(327,693)	7.14
Forfeited	(524,014)	7.14
Unvested units, December 31, 2018	1,616,963	$7.57
Stock Options
The General Partner may award Stock Options to employees that will vest if the recipient maintains constant employment through the end of the requisite service period.
The fair value of the Stock Options as of their grant date is determined using the Black-Scholes option pricing model, which requires the input of assumptions including expected terms, expected volatility, dividend yield and risk free rate. Expected term was calculated using the midpoint between the three year cliff vesting period and the 10-year contractual term. Expected volatilities were based on both historical and implied volatilities. The risk-free interest rate was based on zero-coupon yields derived from the U.S. Treasury Constant Maturity yield curve in effect as of the grant date.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The following inputs and assumptions were used to calculate the weighted-average fair values of the options granted:

Year Ended December 31, 2018
Expected term (in years)	6.5
Volatility	27.39%
Dividend yield	7.21%
Risk-free rate	2.75%
Grant date fair value	$0.76
Compensation expense is recognized on a straight-line basis over the service period above. During the year ended December 31, 2018, the Company recorded $0.6 million of expense related to Stock Options. As of December 31, 2018, there was $1.5 million of unrecognized compensation expense related to Stock Options with a weighted-average remaining term of 2.1 years.
The following table details the activity of the Stock Options during the year ended December 31, 2018.

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	—	$—	—	$—
Granted	2,802,639	6.84	—	—
Forfeited	(39,474)	6.84	—	—
Outstanding, December 31, 2018	2,763,165	$6.84	9.14	$856,581
Note 13 – Related Party Transactions and Arrangements
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The table below reflects the revenue earned from the Cole REITs (including closed programs, as applicable) and unconsolidated joint ventures for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018 (1)	2017	2016
Offering-related fees and reimbursements
Selling commissions (2)	$407	$7,746	$19,943
Dealer manager and distribution fees (3)	431	5,021	8,300
Reimbursement revenue	189	3,329	8,283
Offering-related fees and reimbursements	1,027	16,096	36,526

Transaction service fees and reimbursements
Acquisition fees	119	11,049	9,513
Financing coordination fee	—	100	220
Reimbursement revenues	215	2,780	2,800
Transaction service fees and reimbursements	334	13,929	12,533

Management fees and reimbursements
Asset and property management fees and leasing fees (4)	161	220	220
Advisory and performance fee revenue	5,023	57,765	51,099
Reimbursement revenues	1,429	18,449	17,587
Management fees and reimbursements	6,613	76,434	68,906

Interest income on Affiliate Lines of Credit	28	262	453

Total related party revenues	$8,002	$106,721	$118,418
___________________________________

(1)	Represents the revenue earned during the period from January 1, 2018 through January 31, 2018, unless otherwise noted.

(2)	The Company reallowed 100% of selling commissions to participating broker-dealers from January 1, 2018 through January 31, 2018 and during the years ended December 31, 2017 and 2016.

(3)
During the years ended December 31, 2018, 2017 and 2016, the Company reallowed $0.2 million, $2.1 million and $3.2 million, respectively, of dealer manager fees and/or distribution and stockholder servicing fees to participating broker-dealers as a marketing and due diligence expense reimbursement.

(4)	Represents asset and property management fees and leasing fees related to properties owned through the Company’s unconsolidated joint ventures for the years ended December 31, 2018, 2017 and 2016.
Investment in the Cole REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2018, to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. As of December 31, 2018 and 2017, the Company owned aggregate equity investments of $7.8 million and $3.3 million, respectively, in the Cole REITs. During the year ended December 31, 2018, the Company recognized a gain of $5.1 million related to the change in fair value from the carrying value at December 31, 2017, which is included in other income, net in the accompanying consolidated statement of operations. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which required the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statement of operations for the years ended December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, the Company recognized a net loss of $0.5 million and $1.3 million from the Cole REITs, respectively.
Due to Cole REITs
As of December 31, 2017, due to affiliates was $0.1 million, related to amounts due to the Cole REITs, which is included in due to affiliates in the accompanying consolidated balance sheet.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Due from Cole REITs
As of December 31, 2017, $4.4 million was expected to be collected from affiliates, excluding any outstanding balances from a line of credit with one of the Cole REITs, discussed below, related to services provided by the Company and expenses subject to reimbursement by the Cole REITs in accordance with their respective advisory and property management agreements.
On September 23, 2016, the Company entered into a $30.0 million revolving line of credit with Cole Corporate Income Operating Partnership III, LP, the operating partnership of CCIT III, as modified on March 28, 2017 (the “Subordinate Promissory Note”). The Subordinate Promissory Note matured September 30, 2018 and no amounts were outstanding as of December 31, 2018. As of December 31, 2017, $1.6 million was outstanding, which is included in due from affiliates, net in the accompanying consolidated balance sheet.
Note 14 – Net Income (Loss) Per Share/Unit
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
Net (Loss) Income Per Share
The following is a summary of the basic and diluted net (loss) income per share computation for the General Partner for the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
(Loss) income from continuing operations	$(91,725)	$51,495	$(76,887)
Noncontrolling interests’ share in continuing operations	2,344	(1,005)	1,908
Net (loss) income from continuing operations attributable to the General Partner	(89,381)	50,490	(74,979)
Dividends to preferred shares and units	(71,892)	(71,892)	(71,892)
Net loss from continuing operations available to the General Partner	(161,273)	(21,402)	(146,871)
Earnings allocated to participating securities	(42)	(491)	(492)
Income (loss) from discontinued operations, net of income taxes	3,695	(19,117)	(123,937)
(Income) loss from discontinued operations attributable to limited partners	(88)	445	3,053
Net loss available to common stockholders used in basic and diluted net loss per share	$(157,708)	$(40,565)	$(268,247)

Weighted average number of Common Stock outstanding - basic and diluted	969,092,268	974,098,652	931,422,844

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.17)	$(0.02)	$(0.16)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	$0.00	$(0.02)	$(0.13)
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.16)	$(0.04)	$(0.29)
_______________________________________________

(1)	Amounts may not total due to rounding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	420,369	310,965	868,252
Weighted average Stock Options (2)	—	—	—
OP Units	23,725,506	23,748,347	23,763,797
___________________________________

(1)
Net of assumed repurchases in accordance with the treasury stock method of 2.0 million for the year ended year ended December 31, 2018 and 1.6 million for each of the years ended December 31, 2017 and 2016.

(2)	Net of assumed repurchases in accordance with the treasury stock method of 2.4 million for the year ended December 31, 2018.
Net (Loss) Income Per Unit
The following is a summary of the basic and diluted net (loss) income per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the years ended December 31, 2018, 2017 and 2016 (dollar amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
(Loss) income from continuing operations	$(91,725)	$51,495	$(76,887)
Noncontrolling interests’ share in continuing operations	154	194	14
Net (loss) income from continuing operations attributable to the Operating Partnership	$(91,571)	$51,689	$(76,873)
Dividends to preferred units	(71,892)	(71,892)	(71,892)
Net loss from continuing operations available to the Operating Partnership	(163,463)	(20,203)	(148,765)
Earnings allocated to participating units	(42)	(491)	(492)
Income (loss) from discontinued operations, net of income taxes	3,695	(19,117)	(123,937)
Net loss available to common unitholders used in basic and diluted net loss per unit	$(159,810)	$(39,811)	$(273,194)

Weighted average number of common units outstanding - basic	992,817,774	997,846,999	955,181,238

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.17)	$(0.02)	$(0.16)
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders	$0.00	$(0.02)	$(0.13)
Basic and diluted net loss per unit attributable to common unitholders (1)	$(0.16)	$(0.04)	$(0.29)
_______________________________________________

(1)	Amounts may not total due to rounding.
The following were excluded from diluted net loss per unit attributable to common unitholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	420,369	310,965	868,252
Weighted average Stock Options (2)	—	—	—
___________________________________

(1)
Net of assumed repurchases in accordance with the treasury stock method of 2.0 million for the year ended year ended December 31, 2018 and 1.6 million for each of the years ended December 31, 2017 and 2016.

(2)	Net of assumed repurchases in accordance with the treasury stock method of 2.4 million shares for the year ended December 31, 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Note 15 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2018 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2018		June 30, 2018	September 30, 2018	December 31, 2018
Rental revenue (1)	$315,074		$315,664	$313,866	$313,263
Net income (loss) from continuing operations	29,036		(74,691)	(73,942)	27,872
Income (loss) from discontinued operations, net of income taxes	3,501		224	—	(30)
Net income (loss)	32,537		(74,467)	(73,942)	27,842
Net income (loss) attributable to the General Partner	31,795		(72,670)	(72,117)	27,218
Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders (2)	$0.01	(3)	$(0.09)	$(0.09)	$0.01	(3)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders (2)	$0.00	(3)	$0.00	$—	$(0.00)
Basic and dilutive net income (loss) per share attributable to common stockholders (2)	$0.01	(3)	$(0.09)	$(0.09)	$0.01	(3)
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with U.S. GAAP. Substantially all of Cole Capital is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

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

(3)	Represents dilutive net income per share attributable to common stockholders.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2018 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Rental revenue (1)	$315,074	$315,664	$313,866	$313,263
Net income (loss) from continuing operations	29,036	(74,691)	(73,942)	27,872
Income (loss) from discontinued operations, net of income taxes	3,501	224	—	(30)
Net income (loss)	32,537	(74,467)	(73,942)	27,842
Net income (loss) attributable to the OP	32,577	(74,451)	(73,885)	27,883
Basic and diluted net income (loss) per unit from continuing operations attributable to common unitholders (2)	$0.01	$(0.09)	$(0.09)	$0.01
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders (2)	$0.00	$0.00	$—	$(0.00)
Basic and dilutive net income (loss) per unit attributable to common unitholders (2)	$0.01	$(0.09)	$(0.09)	$0.01
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with U.S. GAAP. Substantially all of Cole Capital is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

(2)
The sum of the quarterly net income (loss) per unit amounts may not agree to the full year loss income per unit amounts. The Company calculates net income (loss) per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2017 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2017	June 30, 2017		September 30, 2017	December 31, 2017
Rental revenue (1)	$320,898	$308,245		$306,543	$316,599
Net income (loss) from continuing operations	11,935	29,550		12,489	(2,479)
Income (loss) from discontinued operations, net of income taxes	2,855	4,636		4,005	(30,613)
Net income (loss)	14,790	34,186		16,494	(33,092)
Net income (loss) attributable to the General Partner	14,438	33,408		16,094	(32,122)
Basic and diluted net (loss) income per share from continuing operations attributable to common stockholders (2)	$(0.01)	$0.01	(3)	$(0.01)	$(0.02)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders (2)	$0.00	$0.01	(3)	$0.00	$(0.03)
Basic and dilutive net (loss) income per share attributable to common stockholders (2) (4)	$(0.00)	$0.02	(3)	$(0.00)	$(0.05)
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with U.S. GAAP. Substantially all of Cole Capital is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

(2)
The sum of the quarterly net income (loss) per share amounts may not agree to the full year loss per share amounts. The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

(3)	Represents dilutive net income per share attributable to common stockholders.

(4)	Amounts may not total due to rounding.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2017 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Rental revenue (1)	$320,898	$308,245	$306,543	$316,599
Net income (loss) from continuing operations	11,935	29,550	12,489	(2,479)
Income (loss) from discontinued operations, net of income taxes	2,855	4,636	4,005	(30,613)
Net income (loss)	14,790	34,186	16,494	(33,092)
Net income (loss) attributable to the OP	14,797	34,200	16,485	(32,910)
Basic and diluted net (loss) income per unit from continuing operations attributable to common unitholders (2)	$(0.01)	$0.01	$(0.01)	$(0.02)
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders (2)	$0.00	$0.01	$0.00	$(0.03)
Basic and dilutive net (loss) income per unit attributable to common unitholders (2) (3)	$(0.00)	$0.02	$(0.00)	$(0.05)
_______________________________________________

(1)
Represents revenue from continuing operations as presented on the statement of operations in accordance with U.S. GAAP. Substantially all of Cole Capital is presented as discontinued operations and the Company’s remaining financial results are reported as a single segment for all periods presented.

(2)
The sum of the quarterly net income (loss) per unit amounts may not agree to the full year net loss per unit amounts. The Company calculates net income (loss) per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

(3)	Amounts may not total due to rounding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018 – (Continued)

Note 16 – Subsequent Events
The following events occurred subsequent to December 31, 2018:
Insurance Settlement
On January 23, 2019, the Company signed a settlement and release agreement (the “Insurance Settlement and Release Agreement”) with certain insurance carriers and subsequently received $48.4 million of insurance recoveries. The Company did not record these insurance recoveries as a receivable prior to the finalization of the Insurance Settlement and Release Agreement in the accompanying consolidated balance sheets for the years ended December 31, 2018 and 2017, because it was not probable that the Company would receive these insurance recoveries as of December 31, 2018 and 2017.
Real Estate Investment Activity
From January 1, 2019 through February 8, 2019 the Company disposed of eight properties for an aggregate gross sales price of $9.2 million, of which four were held for sale with an aggregate carrying value of $1.9 million as of December 31, 2018. The Company’s share of the aggregate sales price was $8.6 million with an estimated gain of $2.5 million. In addition, the Company acquired three properties for an aggregate purchase price of $36.8 million, excluding capitalized external acquisition-related expenses.
Debt Activity
On February 6, 2019, the Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, was repaid, utilizing borrowings under its Credit Facility.
On January 24, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023.  Based on the General Partner’s then credit rating and interest rate of LIBOR + 1.35%, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at approximately 3.84%.
Mortgage Notes Receivable, Net
On January 15, 2019, the Company sold four mortgage notes receivable for $8.3 million.
Common Stock Dividend
On February 20, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2019 to stockholders of record as of March 29, 2019, which will be paid on April 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On February 20, 2019, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for April 2019 through June 2019 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
March 15, 2019 - April 14, 2019	April 1, 2019	April 15, 2019
April 15, 2019 - May 14, 2019	May 1, 2019	May 15, 2019
May 15, 2019 - June 14, 2019	June 1, 2019	June 17, 2019

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
December 31, 2018 (in thousands)

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year		Additions		Deductions		Balance at End of Year
Year Ended December 31, 2018
Reserve for program development costs (1)	$7,632		$651	(2)	$(8,283)		$—
Allowance for doubtful accounts and other reserves	12,683	(3)	2,531		(8,905)		6,309
Unsecured note reserve	15,300		—		(15,300)		—
Total	$35,615		$3,182		$(32,488)		$6,309
Year Ended December 31, 2017
Reserve for program development costs (1)	$31,652		$9,328		$(33,348)	(4)	$7,632
Allowance for doubtful accounts and other reserves	7,576		6,956		(1,849)		12,683	(3)
Unsecured note reserve	15,300		—		—		15,300
Total	$54,528		$16,284		$(35,197)		$35,615

Year Ended December 31, 2016
Reserve for program development costs (1)	$34,798		$26,191		$(29,337)	(5)	$31,652
Allowance for doubtful accounts and other reserves	6,595		2,318		(1,337)		7,576
Unsecured note reserve	15,300		—		—		15,300
Total	$56,693		$28,509		$(30,674)		$54,528

_______________________________________________

(1)	Classified as discontinued operations.

(2)	Represents additions to the reserve during the period from January 1, 2018 through January 31, 2018, prior to the sale of Cole Capital.

(3)	Includes $1.0 million classified as discontinued operations.

(4)	Deductions related to the return of the Company's interest in two funds not yet in offering ($1.3 million) and the closing of CCPT V's primary offering ($32.0 million).

(5)	Deductions related to the closing of CCIT II’s primary offering.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018 (in thousands)

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
24 Hour Fitness	Woodlands	TX	$—	$2,690	$7,463	$126	$10,279	$(2,677)	9/24/2013	2002
7-Eleven	Sarasota	FL	—	1,312	1,312	—	2,624	(410)	11/19/2012	2000
7-Eleven	La Feria	TX	—	219	1,970	—	2,189	(602)	2/15/2013	2008
7-Eleven	Pharr	TX	—	281	2,531	—	2,812	(773)	2/15/2013	1995
7-Eleven	Rio Hondo	TX	—	293	2,640	—	2,933	(807)	2/15/2013	2008
7-Eleven	Gloucester	VA	—	144	578	—	722	(179)	12/24/2012	1985
7-Eleven	Hampton	VA	—	69	624	—	693	(193)	12/24/2012	1986
7-Eleven	Hampton	VA	—	161	644	—	805	(200)	12/24/2012	1959
AAA	Oklahoma City	OK	—	3,639	32,567	—	36,206	(8,038)	2/7/2014	2009
Aaron's	Oneonta	AL	614	205	1,080	—	1,285	(294)	2/7/2014	2008
Aaron's	Oxford	AL	—	278	748	—	1,026	(189)	2/7/2014	1989
Aaron's	Valley	AL	409	141	827	—	968	(213)	2/7/2014	2009
Aaron's	El Dorado	AR	—	238	743	—	981	(212)	2/7/2014	2000
Aaron's	Springdale	AR	624	513	916	—	1,429	(258)	2/7/2014	2009
Aaron's	Auburndale	FL	2,647	1,351	5,127	—	6,478	(1,373)	2/7/2014	2009
Aaron's	Pensacola	FL	—	159	924	—	1,083	(237)	2/7/2014	1979
Aaron's	Statesboro	GA	—	351	1,163	—	1,514	(307)	2/7/2014	2008
Aaron's	Indianapolis	IN	—	235	1,071	—	1,306	(270)	2/7/2014	1998
Aaron's	Lafayette	IN	550	404	652	—	1,056	(203)	2/7/2014	1989
Aaron's	Mansura	LA	—	81	497	—	578	(146)	2/7/2014	2000
Aaron's	Minden	LA	—	323	1,043	—	1,366	(320)	2/7/2014	2008
Aaron's	Battle Creek	MI	—	286	843	—	1,129	(222)	2/7/2014	1995
Aaron's	Benton Harbor	MI	—	217	924	—	1,141	(246)	2/7/2014	1997
Aaron's	Redford	MI	434	125	698	—	823	(209)	2/7/2014	1972
Aaron's	Kennett	MO	319	203	473	—	676	(136)	2/7/2014	1999
Aaron's	Greenwood	MS	—	156	967	—	1,123	(266)	2/19/2014	2006
Aaron's	Magnolia	MS	1,473	287	2,791	—	3,078	(687)	2/7/2014	2000
Aaron's	Charlotte	NC	579	308	1,201	—	1,509	(299)	2/7/2014	1994
Aaron's	Bowling Green	OH	564	326	928	—	1,254	(262)	2/7/2014	2009
Aaron's	Kent	OH	614	245	1,080	—	1,325	(311)	2/7/2014	1999
Aaron's	North Olmsted	OH	449	218	753	—	971	(224)	2/7/2014	1960

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Aaron's	Shawnee	OK	—	303	1,135	—	1,438	(311)	2/7/2014	2008
Aaron's	Bloomsburg	PA	400	224	856	—	1,080	(219)	2/7/2014	1996
Aaron's	Meadville	PA	—	237	1,224	—	1,461	(326)	2/7/2014	1994
Aaron's	Columbia	SC	—	576	1,010	—	1,586	(259)	2/7/2014	1977
Aaron's	Marion	SC	319	100	685	—	785	(177)	2/7/2014	2008
Aaron's	Chattanooga	TN	—	480	1,075	—	1,555	(252)	2/7/2014	1989
Aaron's	Copperas Cove	TX	—	423	1,341	—	1,764	(347)	2/7/2014	2007
Aaron's	Haltom City	TX	—	858	1,024	—	1,882	(291)	2/7/2014	2008
Aaron's	Humble	TX	—	548	1,146	—	1,694	(304)	2/7/2014	2008
Aaron's	Killeen	TX	—	815	3,244	—	4,059	(840)	2/7/2014	1981
Aaron's	Kingsville	TX	599	345	1,040	—	1,385	(270)	2/7/2014	2009
Aaron's	Livingston	TX	—	173	1,498	—	1,671	(388)	2/7/2014	2008
Aaron's	Mexia	TX	—	126	1,186	—	1,312	(309)	2/7/2014	2007
Aaron's	Mission	TX	549	324	954	—	1,278	(246)	2/7/2014	2009
Aaron's	Odessa	TX	—	99	768	—	867	(206)	2/7/2014	2006
Aaron's	Pasadena	TX	—	444	1,231	—	1,675	(325)	2/7/2014	2009
Aaron's	Port Lavaca	TX	—	160	1,274	—	1,434	(333)	2/7/2014	2007
Aaron's	Texas City	TX	—	275	2,156	—	2,431	(556)	2/7/2014	2008
Aaron's	Richmond	VA	—	508	1,435	—	1,943	(422)	2/7/2014	1988
Abbott Laboratories	Waukegan	IL	—	4,734	21,319	1,917	27,970	(5,703)	11/5/2013	1980
Abuelo's	Rogers	AR	—	825	2,296	—	3,121	(697)	6/27/2013	2003
Academy Sports	Mobile	AL	—	1,311	7,431	—	8,742	(1,818)	11/1/2013	2012
Academy Sports	Montgomery	AL	—	1,869	6,385	—	8,254	(1,802)	2/7/2014	2009
Academy Sports	Fayetteville	AR	7,290	1,900	7,601	—	9,501	(2,862)	12/28/2012	2012
Academy Sports	Dalton	GA	4,965	998	5,656	—	6,654	(2,107)	2/20/2013	2012
Academy Sports	Bossier City	LA	—	2,906	6,555	—	9,461	(1,702)	2/7/2014	2008
Academy Sports	Johnson City	TN	—	1,902	6,440	—	8,342	(399)	12/19/2016	2015
Academy Sports	Smyrna	TN	—	2,109	8,434	—	10,543	(2,064)	11/1/2013	2012
Academy Sports	Austin	TX	5,044	4,216	8,755	—	12,971	(1,935)	2/7/2014	1988
Academy Sports	Fort Worth	TX	—	2,072	8,329	—	10,401	(1,863)	2/7/2014	2009
Academy Sports	Killeen	TX	3,165	2,779	5,321	—	8,100	(1,266)	2/7/2014	2009
Academy Sports	Laredo	TX	—	2,782	8,111	—	10,893	(1,884)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Accomplishments Through People	Columbus	GA	—	170	—	—	170	—	6/27/2013	1987
Advance Auto Parts	Birmingham	AL	—	455	373	58	886	(115)	2/28/2013	1997
Advance Auto Parts	Birmingham	AL	—	330	494	—	824	(151)	2/28/2013	1999
Advance Auto Parts	Calera	AL	—	723	723	—	1,446	(224)	12/27/2012	2008
Advance Auto Parts	Dothan	AL	—	326	326	(7)	645	(100)	12/31/2012	1997
Advance Auto Parts	Enterprise	AL	—	280	420	(6)	694	(129)	12/31/2012	1995
Advance Auto Parts	Opelika	AL	—	289	1,156	—	1,445	(348)	4/24/2013	2013
Advance Auto Parts	Brooklyn	CT	—	324	1,429	—	1,753	(242)	11/7/2014	2006
Advance Auto Parts	Bonita Springs	FL	1,561	1,219	1,552	—	2,771	(432)	2/7/2014	2007
Advance Auto Parts	Lehigh Acres	FL	1,425	379	2,016	—	2,395	(513)	2/7/2014	2008
Advance Auto Parts	Albany	GA	—	210	629	65	904	(196)	12/31/2012	1995
Advance Auto Parts	Cairo	GA	—	140	326	(24)	442	(97)	12/31/2012	1993
Advance Auto Parts	Hazlehurst	GA	—	113	451	55	619	(140)	12/31/2012	1998
Advance Auto Parts	Hinesville	GA	—	352	430	—	782	(133)	12/31/2012	1994
Advance Auto Parts	Perry	GA	—	209	487	(1)	695	(151)	12/31/2012	1994
Advance Auto Parts	Thomasville	GA	—	251	377	(30)	598	(112)	12/31/2012	1997
Advance Auto Parts	Auburn	IN	—	337	1,347	—	1,684	(446)	3/29/2012	2007
Advance Auto Parts	Bedford	IN	760	100	1,386	—	1,486	(346)	2/7/2014	2007
Advance Auto Parts	Clinton	IN	—	182	729	—	911	(216)	6/5/2013	2004
Advance Auto Parts	Fort Wayne	IN	—	193	450	—	643	(137)	2/28/2013	1998
Advance Auto Parts	Fort Wayne	IN	—	200	371	—	571	(113)	2/28/2013	1998
Advance Auto Parts	Franklin	IN	738	511	1,256	—	1,767	(305)	2/7/2014	2010
Advance Auto Parts	Mishawaka	IN	—	429	1,373	—	1,802	(342)	2/7/2014	2007
Advance Auto Parts	Richmond	IN	—	377	1,616	—	1,993	(396)	2/7/2014	2007
Advance Auto Parts	Salina	KS	—	195	782	—	977	(235)	4/30/2013	2006
Advance Auto Parts	Barbourville	KY	—	194	1,098	—	1,292	(330)	4/15/2013	2006
Advance Auto Parts	Bardstown	KY	—	272	1,090	234	1,596	(342)	12/10/2012	2005
Advance Auto Parts	Brandenburg	KY	—	186	742	—	928	(230)	12/10/2012	2005
Advance Auto Parts	Crestwood	KY	1,030	400	1,546	—	1,946	(374)	2/7/2014	2009
Advance Auto Parts	Florence	KY	—	550	1,280	—	1,830	(328)	2/7/2014	2008
Advance Auto Parts	Frankfort	KY	—	833	1,034	—	1,867	(254)	2/7/2014	2007
Advance Auto Parts	Georgetown	KY	—	510	1,323	—	1,833	(315)	2/7/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Hardinsburg	KY	—	94	845	—	939	(262)	12/10/2012	2007
Advance Auto Parts	Inez	KY	—	130	1,174	—	1,304	(375)	8/22/2012	2010
Advance Auto Parts	Leitchfield	KY	—	104	939	(5)	1,038	(289)	12/10/2012	2005
Advance Auto Parts	Louisville	KY	740	336	1,289	—	1,625	(312)	2/7/2014	2009
Advance Auto Parts	West Liberty	KY	—	249	996	—	1,245	(300)	4/15/2013	2006
Advance Auto Parts	Rayne	LA	—	122	490	84	696	(150)	5/21/2013	2000
Advance Auto Parts	Brownstown	MI	—	482	1,760	—	2,242	(430)	2/7/2014	2008
Advance Auto Parts	Caro	MI	—	117	665	(9)	773	(225)	11/23/2011	2002
Advance Auto Parts	Charlotte	MI	—	123	697	92	912	(238)	11/23/2011	2002
Advance Auto Parts	Flint	MI	—	133	534	(3)	664	(181)	11/23/2011	2002
Advance Auto Parts	Grand Rapids	MI	657	368	1,296	—	1,664	(307)	2/7/2014	2008
Advance Auto Parts	Howell	MI	830	439	1,471	—	1,910	(356)	2/7/2014	2008
Advance Auto Parts	Livonia	MI	—	210	643	49	902	(219)	12/12/2011	2003
Advance Auto Parts	Manistee	MI	—	348	1,043	—	1,391	(314)	4/15/2013	2007
Advance Auto Parts	Monroe	MI	—	549	1,434	—	1,983	(353)	2/7/2014	2007
Advance Auto Parts	Romulus	MI	—	422	1,568	—	1,990	(394)	2/7/2014	2007
Advance Auto Parts	Sault Ste. Marie	MI	—	75	671	80	826	(240)	11/23/2011	2003
Advance Auto Parts	South Lyon	MI	—	402	1,607	—	2,009	(390)	2/7/2014	2008
Advance Auto Parts	Tecumseh	MI	—	281	1,214	—	1,495	(290)	5/27/2014	2009
Advance Auto Parts	Washington Twnshp	MI	—	645	1,711	—	2,356	(421)	2/7/2014	2008
Advance Auto Parts	Tupelo	MS	—	258	427	—	685	(136)	2/20/2014	1998
Advance Auto Parts	Candler	NC	—	399	1,202	—	1,601	(299)	2/7/2014	2012
Advance Auto Parts	Charlotte	NC	—	723	883	—	1,606	(226)	2/7/2014	2001
Advance Auto Parts	Eden	NC	—	320	746	—	1,066	(219)	7/16/2013	2004
Advance Auto Parts	Granite Falls	NC	—	251	1,005	—	1,256	(321)	8/9/2012	2010
Advance Auto Parts	Rocky Mount	NC	—	348	836	—	1,184	(244)	2/21/2014	2005
Advance Auto Parts	Lakewood	NJ	—	750	1,750	—	2,500	(559)	8/22/2012	2010
Advance Auto Parts	Woodbury	NJ	—	446	1,784	—	2,230	(578)	6/20/2012	2007
Advance Auto Parts	Bethel	OH	730	234	1,305	—	1,539	(325)	2/7/2014	2008
Advance Auto Parts	Canton	OH	629	443	1,206	—	1,649	(315)	2/7/2014	2008
Advance Auto Parts	Dayton	OH	—	470	1,349	—	1,819	(344)	2/7/2014	2007
Advance Auto Parts	Delaware	OH	696	502	1,274	—	1,776	(322)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Eaton	OH	—	157	471	—	628	(140)	6/13/2013	1987
Advance Auto Parts	Franklin	OH	—	218	873	—	1,091	(279)	8/9/2012	1984
Advance Auto Parts	Holland	OH	638	131	1,453	—	1,584	(355)	2/7/2014	2008
Advance Auto Parts	Massillon	OH	—	218	1,987	—	2,205	(493)	2/7/2014	2007
Advance Auto Parts	Salem	OH	660	267	1,147	—	1,414	(286)	2/7/2014	2009
Advance Auto Parts	Springfield	OH	—	461	1,075	—	1,536	(333)	12/31/2012	2005
Advance Auto Parts	Toledo	OH	610	116	1,375	—	1,491	(336)	2/7/2014	2009
Advance Auto Parts	Twinsburg	OH	610	486	1,004	—	1,490	(257)	2/7/2014	2009
Advance Auto Parts	Van Wert	OH	—	33	630	—	663	(187)	6/13/2013	1995
Advance Auto Parts	Vermilion	OH	—	337	1,079	—	1,416	(287)	2/7/2014	2006
Advance Auto Parts	Warren	OH	—	83	745	(2)	826	(244)	4/12/2012	2003
Advance Auto Parts	Oklahoma City	OK	—	208	1,178	—	1,386	(377)	8/9/2012	2007
Advance Auto Parts	Sapulpa	OK	704	362	1,300	—	1,662	(308)	2/7/2014	2007
Advance Auto Parts	Chambersburg	PA	—	553	830	—	1,383	(253)	2/28/2013	1997
Advance Auto Parts	Selinsgrove	PA	—	99	891	—	990	(264)	6/3/2013	2003
Advance Auto Parts	Titusville	PA	—	207	1,172	—	1,379	(364)	12/12/2012	2010
Advance Auto Parts	Chapin	SC	—	395	922	—	1,317	(299)	6/20/2012	2007
Advance Auto Parts	Chesterfield	SC	—	131	745	—	876	(241)	6/27/2012	2008
Advance Auto Parts	Greenwood	SC	—	210	630	—	840	(209)	3/9/2012	1995
Advance Auto Parts	Rock Hill	SC	—	506	915	44	1,465	(229)	2/7/2014	1995
Advance Auto Parts	Sweetwater	TN	—	360	839	—	1,199	(262)	11/29/2012	2006
Advance Auto Parts	Alton	TX	—	169	958	(3)	1,124	(301)	10/18/2012	2006
Advance Auto Parts	Deer Park	TX	—	295	1,507	—	1,802	(361)	2/7/2014	2008
Advance Auto Parts	Houston	TX	800	343	1,029	—	1,372	(355)	9/30/2011	2006
Advance Auto Parts	Houston	TX	800	248	991	—	1,239	(342)	9/30/2011	2006
Advance Auto Parts	Houston	TX	—	837	685	—	1,522	(219)	8/21/2012	2007
Advance Auto Parts	Houston	TX	—	285	1,405	—	1,690	(338)	2/7/2014	2006
Advance Auto Parts	Houston	TX	—	225	1,293	—	1,518	(310)	2/7/2014	2008
Advance Auto Parts	Houston	TX	—	189	1,666	—	1,855	(397)	2/7/2014	2008
Advance Auto Parts	Humble	TX	—	420	1,404	—	1,824	(338)	2/7/2014	2007
Advance Auto Parts	Huntsville	TX	—	327	1,278	—	1,605	(308)	2/7/2014	2008
Advance Auto Parts	Kingwood	TX	—	419	1,392	—	1,811	(336)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Advance Auto Parts	Lubbock	TX	—	265	1,259	—	1,524	(306)	2/7/2014	2008
Advance Auto Parts	Pasadena	TX	—	382	1,146	—	1,528	(369)	7/6/2012	2008
Advance Auto Parts	Spring	TX	—	388	1,616	—	2,004	(365)	2/7/2014	2007
Advance Auto Parts	Webster	TX	—	385	1,452	—	1,837	(348)	2/7/2014	2008
Advance Auto Parts	Appleton	WI	—	498	1,228	—	1,726	(313)	2/7/2014	2007
Advance Auto Parts	Fort Atkinson	WI	—	353	824	—	1,177	(240)	8/26/2013	2004
Advance Auto Parts	Janesville	WI	939	299	1,695	—	1,994	(420)	2/7/2014	2007
Advance Auto Parts	Kenosha	WI	—	569	465	—	1,034	(141)	3/13/2013	2004
Advance Auto Parts	Milwaukee	WI	—	610	1,473	—	2,083	(364)	2/7/2014	2008
Advance Auto Parts	St. Mary's	WV	—	309	928	—	1,237	(288)	12/28/2012	2007
Aetna Life Insurance	Fresno	CA	—	3,405	22,343	2,917	28,665	(2,453)	11/5/2013	1969
AGCO	Duluth	GA	8,600	3,503	14,842	—	18,345	(3,112)	2/7/2014	1999
Albertson's	Lake Havasu City	AZ	—	1,275	5,396	—	6,671	(1,546)	2/7/2014	2003
Albertson's	Mesa	AZ	—	1,944	4,145	—	6,089	(1,145)	2/7/2014	1997
Albertson's	Phoenix	AZ	—	2,456	4,628	—	7,084	(1,268)	2/7/2014	1998
Albertson's	Scottsdale	AZ	—	2,872	7,943	—	10,815	(2,193)	2/7/2014	1991
Albertson's	Tucson	AZ	—	2,710	7,704	—	10,414	(2,138)	2/7/2014	2000
Albertson's	Tucson	AZ	—	1,642	3,587	—	5,229	(1,023)	2/7/2014	1994
Albertson's	Yuma	AZ	—	1,574	6,452	—	8,026	(1,802)	2/7/2014	2003
Albertson's	Denver	CO	—	2,058	5,286	—	7,344	(1,429)	2/7/2014	2002
Albertson's	Fort Collins	CO	—	1,288	6,612	—	7,900	(1,815)	2/7/2014	1996
Albertson's	Alexandria	LA	—	1,423	6,024	—	7,447	(1,729)	2/7/2014	1990
Albertson's	Baton Rouge	LA	—	1,711	7,061	—	8,772	(1,998)	2/7/2014	1991
Albertson's	Baton Rouge	LA	—	1,932	7,836	—	9,768	(2,253)	2/7/2014	1985
Albertson's	Bossier City	LA	—	1,949	5,125	—	7,074	(1,421)	2/7/2014	1988
Albertson's	Lafayette	LA	—	1,556	7,926	—	9,482	(2,300)	2/7/2014	2000
Albertson's	Albuquerque	NM	—	2,950	3,388	—	6,338	(1,316)	2/7/2014	1978
Albertson's	Farmington	NM	—	1,442	2,505	—	3,947	(889)	2/7/2014	2002
Albertson's	Las Cruces	NM	—	1,588	5,719	—	7,307	(1,996)	2/7/2014	1997
Albertson's	Los Lunas	NM	—	1,105	4,770	—	5,875	(1,602)	2/7/2014	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Albertson's	Abilene	TX	—	1,187	6,373	—	7,560	(1,748)	2/7/2014	1984
Albertson's	El Paso	TX	—	1,375	6,447	—	7,822	(1,835)	2/7/2014	1978
Albertson's	Fort Worth	TX	—	2,146	4,678	—	6,824	(1,353)	2/7/2014	2000
Albertson's	Fort Worth	TX	—	1,833	7,311	—	9,144	(1,977)	2/7/2014	2004
Albertson's	Fort Worth	TX	—	1,833	4,528	—	6,361	(1,267)	2/7/2014	2002
Albertson's	Fort Worth	TX	—	1,174	6,255	—	7,429	(1,659)	2/7/2014	1988
Albertson's	Midland	TX	—	1,002	9,885	—	10,887	(2,667)	2/7/2014	1984
Albertson's	Odessa	TX	—	947	8,867	—	9,814	(2,364)	2/7/2014	1985
Albertson's	Weatherford	TX	—	1,820	5,771	—	7,591	(1,610)	2/7/2014	2001
Ale House	Orlando	FL	—	290	3,647	(1,300)	2,637	(377)	6/27/2013	1995
Ale House	St. Petersburg	FL	—	930	3,116	—	4,046	(938)	6/27/2013	1995
Aliberto's Mexican Food	Holbrook	AZ	—	32	96	—	128	(28)	6/27/2013	1981
Amazon	West Columbia	SC	—	3,112	53,103	—	56,215	(12,464)	2/7/2014	2012
Amazon	Charleston	TN	38,500	2,678	50,880	—	53,558	(11,810)	2/7/2014	2011
Amazon	Chattanooga	TN	40,800	1,995	54,332	—	56,327	(12,917)	2/7/2014	2011
Amec Foster Wheeler	Houston	TX	—	2,524	30,398	—	32,922	(7,773)	11/5/2013	1998
Amega West	West Alexander	PA	—	117	1,787	—	1,904	(384)	6/12/2014	2010
Amega West	Midland	TX	—	591	379	—	970	(86)	6/12/2014	1979
Ameriprise	Ashwaubenon	WI	10,998	751	14,260	—	15,011	(3,854)	1/25/2013	2000
Amesbury Truth	Statesville	NC	—	424	23,261	19	23,704	(762)	10/24/2017	2017
AON	Lincolnshire	IL	92,517	5,336	124,777	—	130,113	(38,558)	11/16/2012	1998
Apple Market	St. Joseph	MO	—	639	1,638	—	2,277	(407)	3/28/2014	1981
Applebee's	Auburn	AL	—	1,155	1,732	—	2,887	(540)	7/31/2013	1993
Applebee's	Oxford	AL	—	1,162	2,157	—	3,319	(644)	8/30/2013	1995
Applebee's	Phenix City	AL	—	1,488	2,232	—	3,720	(696)	7/31/2013	1999
Applebee's	West Memphis	AR	—	388	1,536	—	1,924	(448)	2/7/2014	2006
Applebee's	Arvada	CO	—	754	1,760	—	2,514	(549)	7/31/2013	1996
Applebee's	Brighton	CO	—	657	1,972	—	2,629	(615)	7/31/2013	1998
Applebee's	Colorado Springs	CO	—	499	1,996	—	2,495	(622)	7/31/2013	1995
Applebee's	Colorado Springs	CO	—	629	1,888	—	2,517	(589)	7/31/2013	1994
Applebee's	Greeley	CO	—	559	2,235	—	2,794	(697)	7/31/2013	1995
Applebee's	Northglenn	CO	—	578	1,734	—	2,312	(541)	7/31/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Pueblo	CO	—	752	2,257	—	3,009	(698)	8/30/2013	1998
Applebee's	Pueblo	CO	—	960	2,879	—	3,839	(898)	7/31/2013	1998
Applebee's	Thornton	CO	—	681	2,043	—	2,724	(632)	8/30/2013	1994
Applebee's	Bradenton	FL	—	2,475	3,713	—	6,188	(1,158)	7/31/2013	1994
Applebee's	Brandon	FL	—	2,453	3,647	—	6,100	(1,107)	6/27/2013	1997
Applebee's	Crestview	FL	—	943	1,752	—	2,695	(546)	7/31/2013	2000
Applebee's	Crystal River	FL	—	1,328	2,467	—	3,795	(770)	7/31/2013	2001
Applebee's	Davenport	FL	—	1,506	4,517	—	6,023	(1,409)	7/31/2013	2007
Applebee's	Inverness	FL	—	1,977	2,965	—	4,942	(925)	7/31/2013	2000
Applebee's	Lakeland	FL	—	1,283	2,383	—	3,666	(743)	7/31/2013	1997
Applebee's	Lakeland	FL	—	1,959	3,638	—	5,597	(1,135)	7/31/2013	2000
Applebee's	Largo	FL	—	2,334	3,501	—	5,835	(1,092)	7/31/2013	1995
Applebee's	New Port Richey	FL	—	1,695	3,147	—	4,842	(982)	7/31/2013	1998
Applebee's	Plant City	FL	—	2,079	2,869	—	4,948	(871)	6/27/2013	2001
Applebee's	Riverview	FL	—	1,849	3,434	—	5,283	(1,071)	7/31/2013	2006
Applebee's	St. Petersburg	FL	—	2,329	3,493	—	5,822	(1,090)	7/31/2013	1994
Applebee's	Temple Terrace	FL	—	2,396	3,594	—	5,990	(1,121)	7/31/2013	1993
Applebee's	Valrico	FL	—	1,202	3,274	—	4,476	(994)	6/27/2013	1998
Applebee's	Wesley Chapel	FL	—	3,272	3,272	—	6,544	(1,021)	7/31/2013	2000
Applebee's	Winter Haven	FL	—	2,130	2,603	—	4,733	(812)	7/31/2013	1999
Applebee's	Augusta	GA	—	1,254	2,329	—	3,583	(726)	7/31/2013	1987
Applebee's	Dublin	GA	—	1,171	1,431	—	2,602	(446)	7/31/2013	1998
Applebee's	Evans	GA	—	1,426	2,649	—	4,075	(826)	7/31/2013	2004
Applebee's	Milledgeville	GA	—	1,174	1,761	—	2,935	(549)	7/31/2013	1999
Applebee's	Savannah	GA	—	1,329	2,468	—	3,797	(770)	7/31/2013	1994
Applebee's	Clinton	IA	—	490	1,184	—	1,674	(356)	6/27/2013	1995
Applebee's	Fort Dodge	IA	—	—	1,363	—	1,363	(655)	6/27/2013	1995
Applebee's	Marshalltown	IA	—	660	1,175	—	1,835	(354)	6/27/2013	1995
Applebee's	Mason City	IA	—	340	1,495	—	1,835	(450)	6/27/2013	1995
Applebee's	Muscatine	IA	—	330	1,266	—	1,596	(381)	6/27/2013	1995
Applebee's	Boise	ID	—	948	1,761	—	2,709	(549)	7/31/2013	1998
Applebee's	Garden City	ID	—	628	2,512	—	3,140	(777)	8/30/2013	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	Nampa	ID	—	729	2,915	—	3,644	(909)	7/31/2013	2000
Applebee's	Pocatello	ID	—	612	1,837	—	2,449	(573)	7/31/2013	1998
Applebee's	Marion	IL	—	855	1,527	—	2,382	(469)	2/7/2014	1998
Applebee's	Sterling	IL	—	390	1,291	—	1,681	(389)	6/27/2013	1995
Applebee's	Swansea	IL	—	727	1,741	—	2,468	(518)	2/7/2014	1998
Applebee's	Newton	KS	—	504	1,569	—	2,073	(476)	6/27/2013	1998
Applebee's	Fall River	MA	—	275	1,558	—	1,833	(486)	7/31/2013	1994
Applebee's	Adrian	MI	—	407	2,351	—	2,758	(701)	2/7/2014	1995
Applebee's	Kalamazoo	MI	—	575	2,644	—	3,219	(691)	2/7/2014	1994
Applebee's	Farmington	MO	—	574	2,242	—	2,816	(664)	2/7/2014	1999
Applebee's	Joplin	MO	—	754	1,829	—	2,583	(587)	2/7/2014	1994
Applebee's	Rolla	MO	—	671	2,272	—	2,943	(674)	2/7/2014	1997
Applebee's	St. Charles	MO	—	781	1,075	—	1,856	(261)	6/23/2014	1990
Applebee's	Horn Lake	MS	—	584	1,642	—	2,226	(473)	2/7/2014	2005
Applebee's	Ocean Springs	MS	—	673	1,708	(1,359)	1,022	(13)	6/27/2013	2000
Applebee's	Alamogordo	NM	—	271	2,438	—	2,709	(754)	8/30/2013	2000
Applebee's	Hobbs	NM	—	600	3,401	—	4,001	(1,061)	7/31/2013	2002
Applebee's	Rio Rancho	NM	—	645	3,654	—	4,299	(1,140)	7/31/2013	1995
Applebee's	Roswell	NM	—	405	2,295	—	2,700	(716)	7/31/2013	1998
Applebee's	North Canton	OH	—	152	838	—	990	(255)	6/27/2013	1992
Applebee's	Clackamas	OR	—	901	2,103	—	3,004	(656)	7/31/2013	1997
Applebee's	Gresham	OR	—	853	2,560	—	3,413	(792)	8/30/2013	2004
Applebee's	Lake Oswego	OR	—	1,352	1,652	—	3,004	(515)	7/31/2013	1993
Applebee's	Roseburg	OR	—	717	1,673	—	2,390	(518)	8/30/2013	2000
Applebee's	Tualatin	OR	—	1,116	2,072	—	3,188	(646)	7/31/2013	2002
Applebee's	Chambersburg	PA	—	591	2,416	—	3,007	(628)	2/7/2014	1995
Applebee's	Greenville	SC	—	600	2,166	(1,527)	1,239	(70)	6/27/2013	1995
Applebee's	Bartlett	TN	—	315	2,201	—	2,516	(615)	2/7/2014	2005
Applebee's	Corpus Christi	TX	—	563	2,926	—	3,489	(888)	6/27/2013	2000
Applebee's	Edinburg	TX	—	898	2,058	—	2,956	(625)	6/27/2013	2006
Applebee's	Mcallen	TX	—	1,114	1,988	—	3,102	(603)	6/27/2013	1993
Applebee's	New Braunfels	TX	—	566	1,486	—	2,052	(451)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Applebee's	San Antonio	TX	—	732	1,796	—	2,528	(545)	6/27/2013	2003
Applebee's	Tyler	TX	—	696	2,904	—	3,600	(830)	2/7/2014	1990
Applebee's	Norton	VA	—	848	433	—	1,281	(297)	2/7/2014	2006
Applebee's	Wytheville	VA	—	564	923	—	1,487	(386)	2/7/2014	2000
Applebee's	Richland	WA	—	1,112	2,064	—	3,176	(644)	7/31/2013	2003
Applebee's	Vancouver	WA	—	791	1,846	—	2,637	(571)	8/30/2013	2001
Applebee's	Vancouver	WA	—	718	1,675	—	2,393	(522)	7/31/2013	2001
Apria Healthcare	Indianapolis	IN	—	981	3,922	775	5,678	(1,077)	5/19/2014	1993
Arby's	Alexander City	AL	—	527	401	—	928	(119)	6/27/2013	1999
Arby's	Arab	AL	—	40	887	—	927	(260)	6/27/2013	1995
Arby's	Guntersville	AL	—	142	503	—	645	(149)	6/27/2013	1995
Arby's	Hampton Cove	AL	—	310	986	—	1,296	(289)	6/27/2013	1995
Arby's	Phoenix	AZ	—	559	618	200	1,377	(188)	6/27/2013	1995
Arby's	Arvada	CO	—	190	1,465	—	1,655	(430)	6/27/2013	1995
Arby's	Apopka	FL	—	464	697	—	1,161	(195)	7/31/2013	1985
Arby's	Merritt Island	FL	—	297	552	—	849	(155)	7/31/2013	1984
Arby's	Orange Park	FL	—	420	1,256	—	1,676	(368)	6/27/2013	1995
Arby's	Orlando	FL	—	251	585	—	836	(164)	7/31/2013	1985
Arby's	Rockledge	FL	—	381	571	—	952	(160)	7/31/2013	1984
Arby's	Atlanta	GA	—	1,207	987	—	2,194	(277)	7/31/2013	1984
Arby's	Canton	GA	—	370	1,200	—	1,570	(352)	6/27/2013	1995
Arby's	Douglasville	GA	—	370	1,692	—	2,062	(496)	6/27/2013	1995
Arby's	Kennesaw	GA	—	583	840	—	1,423	(249)	6/27/2013	1984
Arby's	Richmond Hill	GA	—	430	755	—	1,185	(224)	6/27/2013	1984
Arby's	Savannah	GA	—	293	293	—	586	(82)	7/31/2013	1985
Arby's	Suwanee	GA	—	370	1,561	—	1,931	(458)	6/27/2013	1995
Arby's	Mount Vernon	IL	—	911	764	—	1,675	(226)	6/27/2013	1999
Arby's	Avon	IN	—	500	812	—	1,312	(238)	6/27/2013	1995
Arby's	Fort Wayne	IN	—	529	647	—	1,176	(182)	7/31/2013	1987
Arby's	Indianapolis	IN	—	530	1,236	—	1,766	(362)	6/27/2013	1995
Arby's	Indianapolis	IN	—	370	1,130	—	1,500	(331)	6/27/2013	1995
Arby's	New Albany	IN	—	456	470	—	926	(139)	6/27/2013	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Arby's	New Albany	IN	—	325	465	—	790	(138)	6/27/2013	1995
Arby's	Scottsburg	IN	—	526	445	—	971	(132)	6/27/2013	1989
Arby's	Winchester	IN	—	341	511	—	852	(143)	7/31/2013	1988
Arby's	Kansas City	KS	—	280	364	—	644	(107)	6/27/2013	1995
Arby's	Salina	KS	—	540	300	64	904	(4)	6/27/2013	1995
Arby's	Topeka	KS	—	270	433	—	703	(127)	6/27/2013	1995
Arby's	Hopkinsville	KY	—	432	528	—	960	(148)	7/31/2013	1985
Arby's	Louisville	KY	—	336	625	—	961	(232)	5/30/2013	1979
Arby's	Alma	MI	—	380	408	—	788	(120)	6/27/2013	1995
Arby's	Chesterfield	MI	—	210	841	—	1,051	(247)	6/27/2013	1995
Arby's	Davison	MI	—	420	631	—	1,051	(185)	6/27/2013	1995
Arby's	Flint	MI	—	110	1,422	—	1,532	(417)	6/27/2013	1995
Arby's	Flint	MI	—	230	1,428	—	1,658	(419)	6/27/2013	1995
Arby's	Grand Rapids	MI	—	230	1,289	—	1,519	(44)	6/27/2013	1995
Arby's	Grandville	MI	—	1,133	755	—	1,888	(212)	7/31/2013	1982
Arby's	Midland	MI	—	340	753	—	1,093	(221)	6/27/2013	1995
Arby's	Port Huron	MI	—	210	868	—	1,078	(254)	6/27/2013	1995
Arby's	Saginaw	MI	—	310	1,110	—	1,420	(326)	6/27/2013	1995
Arby's	South Haven	MI	—	260	573	—	833	(168)	6/27/2013	1995
Arby's	Walker	MI	—	360	1,002	—	1,362	(294)	6/27/2013	1995
Arby's	Waterford	MI	—	180	962	—	1,142	(282)	6/27/2013	1995
Arby's	Wyoming	MI	—	1,513	648	—	2,161	(182)	7/31/2013	1970
Arby's	Corinth	MS	—	753	429	—	1,182	(127)	6/27/2013	1984
Arby's	Fayetteville	NC	—	420	2,001	—	2,421	(587)	6/27/2013	1995
Arby's	Jonesville	NC	—	350	908	—	1,258	(266)	6/27/2013	1995
Arby's	Kernersville	NC	—	280	774	—	1,054	(227)	6/27/2013	1995
Arby's	Columbus	OH	—	400	1,155	—	1,555	(339)	6/27/2013	1995
Arby's	Willard	OH	—	230	599	—	829	(176)	6/27/2013	1995
Arby's	Allentown	PA	—	600	1,652	—	2,252	(484)	6/27/2013	1995
Arby's	Carlisle	PA	—	200	472	—	672	(139)	6/27/2013	1995
Arby's	Hanover	PA	—	400	921	—	1,321	(270)	6/27/2013	1995
Arby's	Chattanooga	TN	—	201	469	—	670	(132)	7/31/2013	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Arby's	Memphis	TN	—	449	835	—	1,284	(234)	7/31/2013	1998
Arby's	Amarillo	TX	—	260	627	—	887	(184)	6/27/2013	1995
Art Van Furniture	Avon	OH	—	925	10,031	—	10,956	(330)	11/22/2017	2016
Art Van Furniture	Mentor	OH	—	1,090	9,582	—	10,672	(314)	11/22/2017	2009
Art Van Furniture	Middleburg Heights	OH	—	1,440	5,529	—	6,969	(178)	11/22/2017	1973
Art Van Furniture	North Canton	OH	—	545	8,636	—	9,181	(289)	11/22/2017	2007
Art Van Furniture	Hanover	PA	—	703	4,108	178	4,989	(132)	11/22/2017	1996
Art Van Furniture	Johnstown	PA	—	386	2,582	174	3,142	(93)	11/22/2017	1969
Art Van Furniture	Lancaster	PA	—	2,156	6,030	384	8,570	(202)	11/22/2017	1978
Ashley Furniture	Jeffersontown	KY	—	1,966	2,368	—	4,334	(584)	9/26/2014	1970
At Home	Rogers	AR	—	2,589	10,042	—	12,631	(64)	10/3/2018	2018
At Home	Gilbert	AZ	—	4,053	8,351	—	12,404	(54)	10/3/2018	2017
At Home	Stockbridge	GA	—	2,057	8,967	—	11,024	(2,391)	2/7/2014	1998
At Home	Shreveport	LA	—	2,093	12,311	—	14,404	(175)	7/3/2018	2018
At Home	Wixom	MI	—	3,329	11,339	—	14,668	(172)	7/3/2018	2017
At Home	Blaine	MN	—	3,023	9,220	—	12,243	(255)	2/8/2018	2001
At Home	Jackson	MS	—	2,661	7,245	—	9,906	(191)	2/8/2018	1995
At Home	Clarksville	TN	—	1,649	7,625	—	9,274	(112)	7/3/2018	1992
At Home	Memphis	TN	—	4,790	4,048	—	8,838	(130)	2/8/2018	2005
At Home	Fort Worth	TX	—	2,641	10,723	—	13,364	(280)	2/8/2018	2015
At Home	Richmond	TX	—	4,605	7,273	—	11,878	(48)	10/3/2018	2017
At Home & Gabes	Florence	KY	—	6,794	5,968	—	12,762	(728)	12/14/2016	1992
AT&T	Schaumburg	IL	—	2,364	9,305	635	12,304	(2,371)	9/24/2014	1989
AT&T	Richardson	TX	10,882	1,891	31,118	725	33,734	(8,005)	11/5/2013	1986
AutoZone	Chicago	IL	—	698	1,047	—	1,745	(315)	4/30/2013	1995
AutoZone	Yorkville	IL	—	383	1,534	—	1,917	(411)	5/19/2014	2006
AutoZone	Pearl River	LA	719	239	1,193	—	1,432	(311)	2/7/2014	2007
AutoZone	Hernando	MS	—	141	833	—	974	(194)	2/7/2014	2003
AutoZone	Blanchester	OH	535	341	838	—	1,179	(217)	2/7/2014	2008
AutoZone	Hamilton	OH	814	507	1,283	—	1,790	(326)	2/7/2014	2008
AutoZone	Hartville	OH	614	197	1,156	—	1,353	(297)	2/7/2014	2008
AutoZone	Mt. Orab	OH	679	258	1,219	—	1,477	(307)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
AutoZone	Trenton	OH	504	306	812	—	1,118	(208)	2/7/2014	2008
AutoZone	Rapid City	SD	571	375	969	—	1,344	(240)	2/7/2014	2008
AutoZone	Nashville	TN	861	555	1,270	—	1,825	(323)	2/7/2014	2009
Bahama Breeze	Pittsburgh	PA	—	1,590	1,753	—	3,343	(281)	7/28/2014	2004
Bahama Breeze	Memphis	TN	—	2,370	1,313	—	3,683	(181)	7/28/2014	1998
Bandana's Bar-B-Q Restaurant	Collinsville	IL	—	340	627	—	967	(189)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Arnold	MO	—	460	433	—	893	(130)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Fenton	MO	—	470	314	—	784	(97)	8/30/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bank of America	Merced	CA	—	512	2,195	491	3,198	(648)	1/8/2014	1980
Bank of America	Asheville	NC	—	383	195	—	578	(56)	1/8/2014	1993
Bank of America	Charlotte	NC	—	62	642	—	704	(182)	1/8/2014	1983
Banner Life Insurance	Urbana	MD	19,600	2,733	31,483	—	34,216	(7,122)	2/7/2014	2011
Beall's	Lakeland	FL	—	2,033	4,809	—	6,842	(1,132)	7/16/2014	2006
Becton, Dickinson and Company	San Antonio	TX	9,108	1,666	19,092	94	20,852	(4,750)	11/5/2013	2008
Bed Bath & Beyond	Stockton	CA	40,278	2,761	52,454	—	55,215	(18,668)	8/17/2012	2003
Bed Bath & Beyond	Windsor	VA	—	3,032	59,649	3	62,684	(1,586)	12/20/2017	2001
Benihana	Anchorage	AK	—	1,391	1,877	—	3,268	(578)	2/7/2014	1998
Benihana	Miami Beach	FL	—	3,775	433	—	4,208	(199)	2/7/2014	1972
Benihana	Stuart	FL	—	1,661	1,917	—	3,578	(615)	2/7/2014	1976
Benihana	Alpharetta	GA	—	1,151	1,485	—	2,636	(227)	2/7/2014	2003
Benihana	Schaumburg	IL	—	2,319	1,396	—	3,715	(450)	2/7/2014	1992
Benihana	Wheeling	IL	—	1,896	1,273	—	3,169	(258)	2/7/2014	2001
Benihana	Farmington Hills	MI	—	2,025	2,049	—	4,074	(723)	2/7/2014	2012
Benihana	Maple Grove	MN	—	1,319	2,604	—	3,923	(794)	2/7/2014	2006
Benihana	Dallas	TX	—	2,988	1,275	—	4,263	(462)	2/7/2014	1975
Best Buy	Montgomery	AL	3,148	1,370	5,749	(4,403)	2,716	(74)	2/7/2014	2003
Best Buy	Coral Springs	FL	—	2,715	4,843	—	7,558	(1,466)	2/7/2014	1993
Best Buy	Bourbonnais	IL	—	1,724	5,156	—	6,880	(1,566)	2/7/2014	1991
Best Buy	Indianapolis	IN	—	665	4,775	—	5,440	(1,270)	2/7/2014	2009
Best Buy	Richmond	IN	—	549	4,429	—	4,978	(1,206)	2/7/2014	2011
Best Buy	Marquette	MI	—	836	4,207	614	5,657	(1,362)	2/7/2014	2010
Best Buy	Norton Shores	MI	—	1,568	4,099	—	5,667	(1,088)	2/7/2014	2001
Best Buy	Chesterfield	MO	—	1,537	4,123	—	5,660	(1,138)	2/7/2014	2012
Best Buy	Southaven	MS	—	2,045	4,318	—	6,363	(1,212)	2/7/2014	2007
Best Buy	Tupelo	MS	—	484	1,934	—	2,418	(489)	5/19/2014	2005
Best Buy	Pineville	NC	—	1,818	7,970	—	9,788	(2,122)	2/7/2014	1994
Best Buy	Findlay	OH	—	3,313	37,568	2,497	43,378	(1,989)	2/15/2017	1996
Best Buy	Kenosha	WI	—	1,925	5,503	—	7,428	(1,462)	2/7/2014	2008
Best Buy/Party City	Silverdale	WA	—	3,687	10,570	—	14,257	(308)	3/27/2018	1991
BHC Marketing	The Woodlands	TX	—	4,724	40,332	28	45,084	(9,782)	11/5/2013	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Big Lots	Chester	VA	—	335	3,373	169	3,877	(1,014)	2/24/2014	2013
Big O Tires	Phoenix	AZ	782	206	1,367	—	1,573	(334)	2/7/2014	2010
Big O Tires	Los Lunas	NM	—	316	1,265	—	1,581	(437)	6/1/2012	2006
Bi-Lo's Grocery	Greenwood	SC	—	533	4,212	—	4,745	(1,130)	2/7/2014	1999
Bi-Lo's Grocery	Mt Pleasant	SC	—	4,093	8,594	(2,968)	9,719	—	2/7/2014	2003
Binny's Beverage Depot	Joliet	IL	—	1,834	1,585	775	4,194	(523)	2/7/2014	2011
BJ's Wholesale Club	Boynton Beach	FL	—	5,569	10,931	(15)	16,485	(2,793)	2/7/2014	2001
BJ's Wholesale Club	Jacksonville	FL	—	5,929	16,348	—	22,277	(3,653)	2/7/2014	2003
BJ's Wholesale Club	Pembroke Pines	FL	8,446	5,104	7,661	—	12,765	(2,031)	2/7/2014	1997
BJ's Wholesale Club	Greenfield	MA	8,416	2,168	14,002	—	16,170	(2,997)	2/7/2014	1997
BJ's Wholesale Club	Leominster	MA	—	3,585	21,344	—	24,929	(4,541)	2/7/2014	1993
BJ's Wholesale Club	Uxbridge	MA	12,645	5,538	36,445	—	41,983	(7,153)	2/7/2014	2006
BJ's Wholesale Club	California	MD	—	6,882	10,196	—	17,078	(2,550)	2/7/2014	2003
BJ's Wholesale Club	Westminster	MD	13,978	6,516	13,860	—	20,376	(3,427)	2/7/2014	2001
BJ's Wholesale Club	Auburn	ME	—	2,674	16,510	—	19,184	(3,406)	2/7/2014	1995
BJ's Wholesale Club	Portsmouth	NH	—	4,216	25,454	—	29,670	(5,237)	2/7/2014	1993
BJ's Wholesale Club	Deptford	NJ	11,004	6,558	12,490	—	19,048	(2,770)	2/7/2014	1995
BJ's Wholesale Club	North Canton	OH	6,787	456	8,668	422	9,546	(3,260)	2/20/2013	1998
BJ's Wholesale Club	Lancaster	PA	13,621	3,400	16,782	—	20,182	(4,003)	2/7/2014	1996
Black Angus	Dublin	CA	—	620	2,467	—	3,087	(743)	6/27/2013	1995
Black Bear DIner	Colorado Springs	CO	—	480	809	—	1,289	(243)	6/27/2013	1995
Black Meg 43	Copperas Cove	TX	—	151	151	(106)	196	(3)	6/27/2013	1979
Blue Goose Cantina Mexican	Grapevine	TX	—	572	868	—	1,440	(264)	6/27/2013	1999
Bob Evans	Newark	DE	—	869	810	—	1,679	(37)	6/26/2017	1996
Bob Evans	East Peoria	IL	—	717	1,142	—	1,859	(60)	6/26/2017	1993
Bob Evans	Indianapolis	IN	—	430	708	—	1,138	(38)	6/26/2017	2002
Bob Evans	Jackson	MI	—	980	1,305	—	2,285	(62)	6/26/2017	2005
Bob Evans	Muskegon	MI	—	550	860	—	1,410	(42)	6/26/2017	2001
Bob Evans	Amherst	OH	—	163	1,557	—	1,720	(77)	6/26/2017	1987
Bob Evans	Brunswick	OH	—	1,147	1,088	—	2,235	(58)	6/26/2017	1992
Bob Evans	Cincinnati	OH	—	563	1,706	—	2,269	(91)	6/26/2017	2003
Bob Evans	Cincinnati	OH	—	601	1,529	—	2,130	(82)	6/26/2017	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bob Evans	Lancaster	OH	—	626	1,546	—	2,172	(79)	6/26/2017	1998
Bob Evans	Lima	OH	—	366	1,631	—	1,997	(84)	6/26/2017	2000
Bob Evans	Marion	OH	—	469	1,657	—	2,126	(87)	6/26/2017	2008
Bob Evans	Medina	OH	—	496	1,050	—	1,546	(57)	6/26/2017	2000
Bob Evans	Mentor	OH	—	626	929	—	1,555	(49)	6/26/2017	1999
Bob Evans	Mount Vernon	OH	—	343	1,338	—	1,681	(72)	6/26/2017	2011
Bob Evans	Stow	OH	—	418	1,416	—	1,834	(76)	6/26/2017	2002
Bob Evans	Troy	OH	—	512	1,255	—	1,767	(66)	6/26/2017	1992
Bob Evans	Wapakoneta	OH	—	253	1,479	—	1,732	(80)	6/26/2017	2001
Bob Evans	Willoughby	OH	—	675	1,262	—	1,937	(66)	6/26/2017	2005
Bob Evans	Xenia	OH	—	337	1,433	—	1,770	(76)	6/26/2017	1988
Bob Evans	Phoenixville	PA	—	495	438	—	933	(20)	6/26/2017	1999
Bob Evans	Wilkes-Barre	PA	—	373	714	—	1,087	(34)	6/26/2017	2003
Bob's Stores	Randolph	MA	—	2,840	6,826	—	9,666	(2,073)	11/5/2013	1965
Bojangles	Winder	GA	—	645	1,198	—	1,843	(475)	7/30/2012	2011
Bojangles	Biscoe	NC	—	247	986	—	1,233	(381)	11/29/2012	2010
Bojangles	Boone	NC	—	278	833	—	1,111	(330)	7/27/2012	1980
Bojangles	Denver	NC	—	1,013	1,881	—	2,894	(528)	7/31/2013	1997
Bojangles	Dobson	NC	—	251	1,004	—	1,255	(398)	7/30/2012	2010
Bojangles	Hickory	NC	—	749	1,789	—	2,538	(530)	6/27/2013	1973
Bojangles	Indian Trail	NC	—	655	1,217	—	1,872	(483)	7/27/2012	2011
Bojangles	Morganton	NC	—	566	1,321	—	1,887	(524)	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	442	1,032	—	1,474	(409)	7/27/2012	2011
Bojangles	Southport	NC	—	505	1,179	—	1,684	(467)	7/30/2012	2011
Bojangles	Statesville	NC	—	646	1,937	—	2,583	(544)	7/31/2013	1988
Bojangles	Taylorsville	NC	—	436	1,108	—	1,544	(328)	6/27/2013	1987
Bojangles	Troutman	NC	—	718	1,077	—	1,795	(386)	10/10/2013	2012
Bojangles	Chapin	SC	—	577	1,071	—	1,648	(422)	8/9/2012	2009
Bojangles	Clinton	SC	—	397	926	—	1,323	(367)	7/27/2012	2009
Bojangles	Fountain Inn	SC	—	287	1,150	—	1,437	(412)	10/10/2013	2012
Bojangles	Greenwood	SC	—	440	1,320	—	1,760	(500)	2/28/2013	1995
Bojangles	Moncks Corner	SC	—	505	1,179	—	1,684	(456)	11/29/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Bojangles	Walterboro	SC	—	454	1,363	—	1,817	(526)	11/29/2012	2010
Bonefish Grill	Lakeland	FL	—	750	1,897	—	2,647	(561)	2/7/2014	2003
Bonefish Grill	Independence	OH	—	895	2,252	—	3,147	(691)	2/7/2014	2006
Bonefish Grill	Gainesville	VA	—	751	1,325	—	2,076	(586)	2/7/2014	2004
Boston Market	Indianapolis	IN	—	930	—	350	1,280	(63)	6/27/2013	1995
Boston Market	Indianapolis	IN	—	410	1,070	—	1,480	(314)	6/27/2013	1995
Boston Market	Fayetteville	NC	—	460	1,520	—	1,980	(446)	6/27/2013	1995
Boston Market	Raleigh	NC	—	280	1,015	—	1,295	(298)	6/27/2013	1995
Brick House Tavern & Tap	W. Windsor	NJ	1,043	1,307	1,498	—	2,805	(356)	2/7/2014	1998
Bridgestone Tire	Kansas City	MO	—	651	1,954	—	2,605	(611)	5/31/2013	2008
Bruegger's Bagels	Iowa City	IA	—	40	379	(8)	411	(111)	6/27/2013	1995
Bruegger's Bagels	Durham	NC	—	312	728	—	1,040	(204)	7/31/2013	1926
Bruegger's Bagels	Raleigh	NC	—	230	654	—	884	(192)	6/27/2013	1995
Buca di Beppo Italian	Wheeling	IL	—	450	1,272	—	1,722	(383)	6/27/2013	1995
Buca di Beppo Italian	Westlake	OH	—	370	887	—	1,257	(267)	6/27/2013	1995
Buffalo Wild Wings	Langhorne	PA	—	815	815	—	1,630	(254)	7/31/2013	1999
Bunge North America	Fort Worth	TX	—	1,100	8,433	—	9,533	(2,314)	11/5/2013	2005
Burger King	Anchorage	AK	—	427	489	—	916	(145)	6/27/2013	1982
Burger King	Andalusia	AL	—	181	1,025	—	1,206	(288)	7/31/2013	2000
Burger King	Atmore	AL	—	181	723	—	904	(203)	7/31/2013	2000
Burger King	Brewton	AL	—	307	920	—	1,227	(258)	7/31/2013	1993
Burger King	Dothan	AL	—	628	1,167	(15)	1,780	(328)	7/31/2013	1983
Burger King	Dothan	AL	—	594	1,104	—	1,698	(310)	7/31/2013	1999
Burger King	Enterprise	AL	—	437	655	—	1,092	(184)	7/31/2013	1985
Burger King	Evergreen	AL	—	172	689	—	861	(193)	7/31/2013	1997
Burger King	Monroeville	AL	—	325	604	—	929	(169)	7/31/2013	1997
Burger King	Opp	AL	—	214	857	—	1,071	(241)	7/31/2013	1994
Burger King	Troy	AL	—	461	1,383	—	1,844	(388)	7/31/2013	1984
Burger King	Sierra Vista	AZ	—	260	1,041	—	1,301	(292)	7/31/2013	1994
Burger King	Tucson	AZ	—	300	1,307	250	1,857	(387)	6/27/2013	1995
Burger King	Denver	CO	—	872	1,242	—	2,114	(368)	6/27/2013	1994
Burger King	Clearwater	FL	—	981	591	—	1,572	(175)	6/27/2013	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Defuniak Springs	FL	—	362	1,087	—	1,449	(305)	7/31/2013	1989
Burger King	Largo	FL	—	683	412	—	1,095	(122)	6/27/2013	1984
Burger King	Niceville	FL	—	598	399	—	997	(112)	7/31/2013	1994
Burger King	Panama City	FL	—	319	956	—	1,275	(268)	7/31/2013	1998
Burger King	Springfield	FL	—	324	971	—	1,295	(272)	7/31/2013	1995
Burger King	Tallahassee	FL	—	720	720	—	1,440	(202)	7/31/2013	1998
Burger King	Tallahassee	FL	—	843	454	—	1,297	(127)	7/31/2013	1980
Burger King	Alpharetta	GA	—	635	865	—	1,500	(256)	6/27/2013	1998
Burger King	Alpharetta	GA	—	1,128	977	—	2,105	(290)	6/27/2013	1993
Burger King	Alpharetta	GA	—	795	943	—	1,738	(279)	6/27/2013	1997
Burger King	Alpharetta	GA	—	501	1,219	—	1,720	(361)	6/27/2013	2001
Burger King	Atlanta	GA	—	380	499	—	879	(146)	6/27/2013	1995
Burger King	Augusta	GA	—	693	2,080	—	2,773	(584)	7/31/2013	1986
Burger King	Bainbridge	GA	—	347	1,042	—	1,389	(292)	7/31/2013	1998
Burger King	Cairo	GA	—	245	981	—	1,226	(275)	7/31/2013	1997
Burger King	Fort Oglethorpe	GA	—	170	2,175	—	2,345	(638)	6/27/2013	1995
Burger King	Martinez	GA	—	909	1,350	—	2,259	(400)	6/27/2013	1998
Burger King	Roswell	GA	—	495	1,156	—	1,651	(324)	7/31/2013	1998
Burger King	Thomson	GA	—	748	876	—	1,624	(260)	6/27/2013	1988
Burger King	Valdosta	GA	—	564	376	—	940	(106)	7/31/2013	1987
Burger King	Des Moines	IA	—	1,160	949	—	2,109	(266)	7/31/2013	1987
Burger King	Perry	IA	—	557	680	—	1,237	(191)	7/31/2013	1997
Burger King	Red Oak	IA	—	334	1,002	—	1,336	(281)	7/31/2013	1988
Burger King	Shenandoah	IA	—	313	582	—	895	(163)	7/31/2013	1988
Burger King	Stuart	IA	—	607	911	—	1,518	(256)	7/31/2013	1997
Burger King	Maywood	IL	—	860	1,051	(357)	1,554	(160)	7/31/2013	2003
Burger King	Springfield	IL	—	354	677	(562)	469	(6)	6/27/2013	1995
Burger King	Gary	IN	—	544	606	—	1,150	(179)	6/27/2013	1987
Burger King	Cut Off	LA	—	726	1,088	—	1,814	(305)	7/31/2013	1990
Burger King	Gonzales	LA	—	380	465	—	845	(130)	7/31/2013	1990
Burger King	Lake Charles	LA	—	456	456	—	912	(128)	7/31/2013	1980
Burger King	Lake Charles	LA	—	610	746	—	1,356	(209)	7/31/2013	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Metairie	LA	—	728	392	—	1,120	(110)	7/31/2013	1990
Burger King	Opelousas	LA	—	964	964	—	1,928	(271)	7/31/2013	1978
Burger King	Raceland	LA	—	356	533	—	889	(150)	7/31/2013	2000
Burger King	Amesbury	MA	—	835	1,217	—	2,052	(360)	6/27/2013	1977
Burger King	Springfield	MA	—	983	516	—	1,499	(153)	6/27/2013	1974
Burger King	Caribou	ME	—	770	440	—	1,210	(129)	6/27/2013	1995
Burger King	Belding	MI	—	221	411	—	632	(115)	7/31/2013	1994
Burger King	Detroit	MI	—	614	331	—	945	(93)	7/31/2013	1988
Burger King	Grand Rapids	MI	—	490	545	—	1,035	(160)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	260	780	—	1,040	(229)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	346	807	—	1,153	(226)	7/31/2013	1985
Burger King	Holland	MI	—	420	707	(668)	459	—	6/27/2013	1995
Burger King	Hudsonville	MI	—	451	676	—	1,127	(190)	7/31/2013	1988
Burger King	L'Anse	MI	—	32	616	—	648	(173)	7/31/2013	1999
Burger King	Sparta	MI	—	640	570	—	1,210	(167)	6/27/2013	1995
Burger King	Walker	MI	—	305	711	—	1,016	(199)	7/31/2013	1973
Burger King	Warren	MI	—	248	745	—	993	(209)	7/31/2013	1987
Burger King	Hastings	MN	—	328	608	200	1,136	(179)	7/31/2013	1990
Burger King	Kansas City	MO	—	444	1,036	—	1,480	(291)	7/31/2013	1984
Burger King	Brandon	MS	—	649	1,513	—	2,162	(448)	6/27/2013	1981
Burger King	Clarksdale	MS	—	865	865	—	1,730	(243)	7/31/2013	1988
Burger King	Cleveland	MS	—	688	1,606	—	2,294	(451)	7/31/2013	1985
Burger King	Greenville	MS	—	573	1,337	—	1,910	(375)	7/31/2013	2004
Burger King	Greenville	MS	—	351	820	—	1,171	(230)	7/31/2013	1993
Burger King	Greenwood	MS	—	692	1,038	—	1,730	(291)	7/31/2013	1988
Burger King	Grenada	MS	—	536	805	—	1,341	(226)	7/31/2013	1989
Burger King	Philadelphia	MS	—	402	939	—	1,341	(263)	7/31/2013	1993
Burger King	Yazoo City	MS	—	489	909	—	1,398	(255)	7/31/2013	1993
Burger King	Asheville	NC	—	728	595	—	1,323	(167)	7/31/2013	1982
Burger King	Chadbourn	NC	—	353	797	—	1,150	(236)	6/27/2013	1999
Burger King	Claremont	NC	—	646	646	—	1,292	(191)	6/27/2013	2000
Burger King	Clinton	NC	—	494	801	—	1,295	(237)	6/27/2013	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Durham	NC	—	170	352	—	522	(103)	6/27/2013	1995
Burger King	Wilmington	NC	—	573	870	—	1,443	(258)	6/27/2013	1999
Burger King	Blair	NE	—	272	1,087	—	1,359	(305)	7/31/2013	1987
Burger King	Wahoo	NE	—	196	1,109	—	1,305	(311)	7/31/2013	1990
Burger King	Dover	NH	—	1,159	952	—	2,111	(282)	6/27/2013	1970
Burger King	Nashua	NH	—	655	655	—	1,310	(184)	7/31/2013	2008
Burger King	Edison	NJ	—	480	1,075	—	1,555	(315)	6/27/2013	1995
Burger King	Elko	NV	—	260	1,001	—	1,261	(294)	6/27/2013	1995
Burger King	Albany	NY	—	330	850	—	1,180	(249)	6/27/2013	1995
Burger King	Central Square	NY	—	500	1,189	—	1,689	(349)	6/27/2013	1995
Burger King	Cohoes	NY	—	270	563	—	833	(165)	6/27/2013	1995
Burger King	Hamburg	NY	—	403	383	—	786	(113)	6/27/2013	1974
Burger King	Irondequoit	NY	—	988	659	—	1,647	(185)	7/31/2013	1980
Burger King	Montgomery	NY	—	480	1,042	—	1,522	(306)	6/27/2013	1995
Burger King	Schenectady	NY	—	380	936	—	1,316	(275)	6/27/2013	1995
Burger King	Syracuse	NY	—	606	606	—	1,212	(170)	7/31/2013	1986
Burger King	Dayton	OH	—	569	466	—	1,035	(131)	7/31/2013	1990
Burger King	Mansfield	OH	—	191	766	—	957	(215)	7/31/2013	1985
Burger King	New Philadelphia	OH	—	419	779	—	1,198	(219)	7/31/2013	1986
Burger King	Willoughby	OH	—	410	1,005	—	1,415	(295)	6/27/2013	1995
Burger King	Ardmore	OK	—	270	1,023	—	1,293	(300)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Burger King	Roseburg	OR	—	350	886	—	1,236	(260)	6/27/2013	1995
Burger King	Harrisburg	PA	—	619	412	—	1,031	(116)	7/31/2013	1985
Burger King	Old Forge	PA	—	390	905	126	1,421	(74)	6/27/2013	1995
Burger King	Gaffney	SC	—	370	880	—	1,250	(258)	6/27/2013	1995
Burger King	Greenville	SC	—	420	571	—	991	(167)	6/27/2013	1995
Burger King	North Augusta	SC	—	256	1,451	—	1,707	(407)	7/31/2013	1985
Burger King	North Augusta	SC	—	450	1,050	—	1,500	(295)	7/31/2013	1985
Burger King	Chattanooga	TN	—	740	1,591	—	2,331	(467)	6/27/2013	1995
Burger King	Gallatin	TN	—	199	463	—	662	(130)	7/31/2013	1984
Burger King	Austin	TX	—	666	999	(517)	1,148	(135)	6/27/2013	1998
Burger King	Laredo	TX	—	684	1,026	—	1,710	(288)	7/31/2013	2002
Burger King	Texas City	TX	—	421	782	300	1,503	(241)	7/31/2013	1984
Burger King	Spanaway	WA	—	509	1,628	—	2,137	(482)	6/27/2013	1997
Burger King	Germantown	WI	—	644	1,300	—	1,944	(385)	6/27/2013	1986
Burger King	Marshfield	WI	—	232	885	—	1,117	(262)	6/27/2013	1986
Burger King	Rhinelander	WI	—	260	606	—	866	(170)	7/31/2013	1986
Burger King	Weston	WI	—	329	718	—	1,047	(213)	6/27/2013	1987
Burger King	Bluefield	WV	—	210	1,163	—	1,373	(341)	6/27/2013	1995
Burlington	Rogers	AR	—	1,460	6,379	—	7,839	(149)	3/7/2018	2015
Burlington	West Valley City	UT	—	2,331	5,821	—	8,152	(257)	11/30/2017	2017
Cabela's	Rogers	AR	—	3,419	17,605	—	21,024	(647)	9/25/2017	2012
Cabela's	Thornton	CO	—	3,677	19,099	—	22,776	(685)	9/25/2017	2012
Cabela's	Grandville	MI	—	3,269	20,328	—	23,597	(739)	9/25/2017	2013
Cabela's	Oklahoma City	OK	—	3,383	11,590	—	14,973	(421)	9/25/2017	2015
Cabela's	Lacey	WA	—	3,393	20,158	(29)	23,522	(769)	9/25/2017	2007
Cactus Wellhead	Williston	ND	—	72	3,735	—	3,807	(713)	7/24/2014	2011
Cactus Wellhead	Dubois	PA	—	129	2,542	—	2,671	(513)	6/12/2014	2012
Cactus Wellhead	Center	TX	—	115	1,886	—	2,001	(380)	6/12/2014	2011
Cactus Wellhead	Pleasanton	TX	—	144	2,908	—	3,052	(592)	6/12/2014	2011
Cadbury Holdings	Whippany	NJ	—	2,767	38,018	—	40,785	(9,275)	11/5/2013	2004
California Pizza Kitchen	Paradise Valley	AZ	—	2,285	1,480	—	3,765	(480)	2/7/2014	1994
California Pizza Kitchen	Alpharetta	GA	—	1,279	3,249	—	4,528	(946)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
California Pizza Kitchen	Atlanta	GA	—	2,307	1,857	—	4,164	(587)	2/7/2014	1993
California Pizza Kitchen	Schaumburg	IL	—	1,180	3,179	—	4,359	(928)	2/7/2014	1995
California Pizza Kitchen	Grapevine	TX	—	1,544	2,250	—	3,794	(670)	2/7/2014	1994
Captain D's	Statesboro	GA	—	350	401	—	751	(118)	6/27/2013	1995
Captain D's	Florence	KY	—	248	325	—	573	(96)	6/27/2013	1981
Captain D's	Southaven	MS	—	270	564	—	834	(165)	6/27/2013	1995
Captain D's	Memphis	TN	—	230	338	—	568	(99)	6/27/2013	1995
Captain D's	Duncanville	TX	—	295	246	—	541	(73)	6/27/2013	1982
Cargill	Blair	NE	2,401	627	4,989	—	5,616	(1,080)	2/7/2014	2009
Carl's Jr.	Purcell	OK	—	77	513	—	590	(152)	6/27/2013	1980
CarMax	Henderson	NV	—	8,542	10,396	—	18,938	(2,837)	2/7/2014	2002
CarMax	Austin	TX	9,900	5,461	16,940	—	22,401	(4,158)	2/7/2014	2004
Carrabba's	Scottsdale	AZ	—	1,350	1,847	—	3,197	(398)	2/7/2014	2000
Carrabba's	Louisville	CO	—	1,083	1,400	—	2,483	(407)	2/7/2014	2000
Carrabba's	Tampa	FL	—	1,650	2,085	—	3,735	(632)	2/7/2014	1994
Carrabba's	Duluth	GA	—	836	2,881	—	3,717	(849)	2/7/2014	2004
Carrabba's	Bowie	MD	—	1,429	1,036	—	2,465	(563)	2/7/2014	2003
Carrabba's	Brooklyn	OH	—	1,187	2,212	—	3,399	(619)	2/7/2014	2002
Carrabba's	Washington Twnshp	OH	—	906	1,859	—	2,765	(568)	2/7/2014	2001
Carrabba's	Columbia	SC	—	1,159	2,164	—	3,323	(626)	2/7/2014	2000
Carrabba's	Johnson City	TN	—	771	2,536	—	3,307	(795)	2/7/2014	2003
Cashland	Celina	OH	—	108	132	—	240	(41)	7/31/2013	1995
Castle Dental	Murfreesboro	TN	—	256	256	—	512	(80)	7/31/2013	1996
Cequent	Mosinee	WI	—	1,416	3,259	—	4,675	(499)	2/21/2014	1992
Change Healthcare Operations	Nashville	TN	4,700	688	10,417	—	11,105	(2,126)	2/7/2014	2010
Charleston's	Carmel	IN	—	140	3,016	—	3,156	(908)	6/27/2013	1995
Checkers	Huntsville	AL	—	689	—	—	689	—	6/27/2013	1995
Checkers	Hollywood	FL	—	160	2,220	—	2,380	(668)	6/27/2013	1995
Checkers	Jacksonville	FL	—	731	1,096	—	1,827	(308)	7/31/2013	1993
Checkers	Lauderhill	FL	—	280	1,951	—	2,231	(587)	6/27/2013	1995
Checkers	Miami	FL	—	621	—	—	621	—	7/31/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Checkers	Orlando	FL	—	1,033	—	—	1,033	—	7/31/2013	1995
Checkers	Plantation	FL	—	220	1,461	—	1,681	(440)	6/27/2013	1995
Checkers	Tampa	FL	—	736	—	—	736	—	6/27/2013	1995
Checkers	Fayetteville	GA	—	681	—	—	681	—	6/27/2013	1995
Chedder's Casual Cafe	Bolingbrook	IL	—	1,344	1,760	—	3,104	(534)	6/27/2013	1997
Chedder's Casual Cafe	Lubbock	TX	—	1,053	2,345	—	3,398	(712)	6/27/2013	1997
Chevy's	Miami	FL	—	1,455	783	—	2,238	(244)	7/31/2013	1995
Chevy's	Greenbelt	MD	—	530	2,399	—	2,929	(722)	6/27/2013	1995
Children's Courtyard	Grand Prairie	TX	—	367	1,055	—	1,422	(277)	2/7/2014	1999
Childtime Childcare	Modesto	CA	—	280	1,524	—	1,804	(387)	2/7/2014	1988
Childtime Childcare	Bedford	OH	—	111	852	—	963	(240)	2/7/2014	1979
Childtime Childcare	Oklahoma City	OK	—	124	796	—	920	(222)	2/7/2014	1985
Childtime Childcare	Oklahoma City	OK	—	108	793	—	901	(214)	2/7/2014	1986
Chilis	East Peoria	IL	—	1,023	2,347	—	3,370	(713)	6/27/2013	2003
Chilis	Flanders	NJ	1,508	1,402	842	—	2,244	(398)	2/7/2014	2003
Chilis	Mt. Laurel	NJ	1,447	1,332	1,792	—	3,124	(360)	2/7/2014	2004
Chilis	Amarillo	TX	—	811	1,893	—	2,704	(590)	7/31/2013	1984
China Buffet	Alvin	TX	—	110	299	—	409	(91)	6/27/2013	1982
China Buffet	Angleton	TX	—	127	272	—	399	(82)	6/27/2013	1982
China Town Buffet	Bismarck	ND	—	1,038	1,928	—	2,966	(601)	7/31/2013	2000
Chipper's Grill	Streator	IL	—	190	255	—	445	(77)	6/27/2013	1995
Church's Chicken	Atmore	AL	—	144	574	—	718	(161)	7/31/2013	1976
Church's Chicken	Bay Minette	AL	—	134	757	—	891	(212)	7/31/2013	2003
Church's Chicken	Flomaton	AL	—	173	518	—	691	(145)	7/31/2013	1981
Church's Chicken	Jackson	AL	—	127	719	—	846	(202)	7/31/2013	1982
Church's Chicken	Orlando	FL	—	254	380	—	634	(107)	7/31/2013	1984
Church's Chicken	Augusta	GA	—	256	597	—	853	(167)	7/31/2013	1976
Church's Chicken	Augusta	GA	—	196	458	—	654	(128)	7/31/2013	1984
Church's Chicken	Charleston	SC	—	421	344	—	765	(97)	7/31/2013	1973
Church's Chicken	Charleston	SC	—	500	167	—	667	(47)	7/31/2013	1979
Church's Chicken	Columbia	SC	—	437	437	(486)	388	(6)	7/31/2013	1978
Church's Chicken	Columbia	SC	—	231	428	(393)	266	(6)	7/31/2013	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Church's Chicken	Greenville	SC	—	254	472	—	726	(132)	7/31/2013	2009
Church's Chicken	Greenville	SC	—	325	487	(458)	354	(7)	7/31/2013	1984
Church's Chicken	North Charleston	SC	—	302	302	—	604	(85)	7/31/2013	1976
Church's Chicken	North Charleston	SC	—	407	407	—	814	(114)	7/31/2013	1977
Church's Chicken	Orangeburg	SC	—	407	271	(299)	379	(5)	7/31/2013	1985
Church's Chicken	Spartanburg	SC	—	350	525	(431)	444	(9)	7/31/2013	1978
Chuze Fitness	Highlands Ranch	CO	—	2,850	4,795	—	7,645	(1,168)	2/7/2014	2007
Cigna	Phoenix	AZ	—	6,194	16,215	—	22,409	(3,797)	2/7/2014	2012
Cigna	Plano	TX	—	10,036	42,676	—	52,712	(10,111)	2/7/2014	2009
Circle K	Phoenix	AZ	—	344	1,377	—	1,721	(450)	5/4/2012	1986
Circle K	Martinez	GA	—	348	813	—	1,161	(260)	8/28/2012	2003
Circle K	Martinez	GA	—	293	329	—	622	(80)	9/26/2014	1993
Circle K	Thomson	GA	—	637	340	—	977	(86)	9/26/2014	1990
Circle K	Akron	OH	—	675	1,254	—	1,929	(398)	9/27/2012	1996
Citizens Bank	Colchester	CT	—	185	1,049	—	1,234	(319)	9/28/2012	2012
Citizens Bank	Deep River	CT	—	453	1,812	—	2,265	(550)	9/28/2012	1851
Citizens Bank	East Lyme	CT	—	258	1,032	—	1,290	(313)	9/28/2012	1972
Citizens Bank	Hamden	CT	—	581	475	—	1,056	(144)	9/28/2012	1995
Citizens Bank	Higganum	CT	—	171	971	—	1,142	(358)	8/1/2010	1995
Citizens Bank	Montville	CT	—	413	2,342	—	2,755	(711)	9/28/2012	1984
Citizens Bank	Stonington	CT	—	190	1,079	—	1,269	(328)	9/28/2012	1984
Citizens Bank	Lewes	DE	—	102	916	—	1,018	(267)	2/22/2013	1968
Citizens Bank	Wilmington	DE	—	299	299	—	598	(94)	4/26/2012	1967
Citizens Bank	Ludlow	MA	—	810	540	—	1,350	(164)	9/28/2012	1995
Citizens Bank	Malden	MA	—	488	596	—	1,084	(181)	9/28/2012	1920
Citizens Bank	Malden	MA	1,697	484	1,935	—	2,419	(587)	9/28/2012	1988
Citizens Bank	Medford	MA	1,194	589	1,094	—	1,683	(332)	9/28/2012	1938
Citizens Bank	Milton	MA	2,244	619	2,476	—	3,095	(735)	12/14/2012	1968
Citizens Bank	New Bedford	MA	—	297	694	—	991	(211)	9/28/2012	1983
Citizens Bank	Randolph	MA	1,383	480	1,439	—	1,919	(437)	9/28/2012	1979
Citizens Bank	Somerville	MA	—	561	561	—	1,122	(170)	9/28/2012	1940
Citizens Bank	South Dennis	MA	—	—	1,294	—	1,294	(384)	12/14/2012	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Springfield	MA	—	187	747	—	934	(213)	5/10/2013	1975
Citizens Bank	Winthrop	MA	—	390	724	—	1,114	(220)	9/28/2012	1974
Citizens Bank	Woburn	MA	—	350	816	—	1,166	(242)	12/14/2012	1991
Citizens Bank	Clinton Township	MI	—	574	3,250	—	3,824	(1,205)	8/1/2010	1970
Citizens Bank	Dearborn	MI	—	434	2,461	—	2,895	(861)	8/1/2010	1977
Citizens Bank	Dearborn	MI	—	385	2,184	—	2,569	(764)	8/1/2010	1974
Citizens Bank	Farmington	MI	—	303	707	—	1,010	(210)	12/14/2012	1962
Citizens Bank	Grosse Pointe	MI	—	410	2,322	—	2,732	(849)	8/1/2010	1975
Citizens Bank	Lathrup Village	MI	—	283	1,602	(1,227)	658	(8)	8/1/2010	1980
Citizens Bank	Livonia	MI	—	261	1,476	—	1,737	(550)	8/1/2010	1959
Citizens Bank	Richmond	MI	—	168	951	—	1,119	(354)	8/1/2010	1980
Citizens Bank	St. Clair Shores	MI	—	309	1,748	—	2,057	(651)	8/1/2010	1960
Citizens Bank	Troy	MI	—	312	935	—	1,247	(277)	12/14/2012	1980
Citizens Bank	Warren	MI	—	178	1,009	—	1,187	(372)	8/1/2010	1963

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Keene	NH	1,885	132	2,511	—	2,643	(745)	12/14/2012	1900
Citizens Bank	Manchester	NH	—	640	782	—	1,422	(237)	9/28/2012	1941
Citizens Bank	Manchester	NH	—	—	1,568	—	1,568	(465)	12/14/2012	1995
Citizens Bank	Pelham	NH	—	113	340	—	453	(107)	4/26/2012	1983
Citizens Bank	Pittsfield	NH	—	160	908	—	1,068	(335)	8/1/2010	1976
Citizens Bank	Rollinsford	NH	—	78	444	—	522	(164)	8/1/2010	1977
Citizens Bank	Salem	NH	—	328	1,312	—	1,640	(389)	12/14/2012	1980
Citizens Bank	Haddon Heights	NJ	—	316	948	—	1,264	(266)	7/23/2013	1965
Citizens Bank	Albany	NY	—	232	1,315	—	1,547	(460)	8/1/2010	1960
Citizens Bank	Amherst	NY	—	238	1,348	—	1,586	(478)	8/1/2010	1965
Citizens Bank	East Aurora	NY	—	162	919	—	1,081	(326)	8/1/2010	1996
Citizens Bank	Johnstown	NY	—	163	923	—	1,086	(323)	8/1/2010	1973
Citizens Bank	Port Jervis	NY	—	143	811	—	954	(292)	8/1/2010	1995
Citizens Bank	Rochester	NY	—	166	943	—	1,109	(335)	8/1/2010	1962
Citizens Bank	Vails Gate	NY	—	284	1,610	—	1,894	(563)	8/1/2010	1995
Citizens Bank	Whitesboro	NY	—	130	739	—	869	(259)	8/1/2010	1995
Citizens Bank	Alliance	OH	—	204	1,156	—	1,360	(433)	8/1/2010	1972
Citizens Bank	Boardman	OH	—	280	1,589	—	1,869	(595)	8/1/2010	1984
Citizens Bank	Broadview Heights	OH	—	201	1,140	—	1,341	(411)	8/1/2010	1982
Citizens Bank	Brunswick	OH	—	186	1,057	—	1,243	(396)	8/1/2010	2004
Citizens Bank	Cleveland	OH	—	239	1,357	—	1,596	(508)	8/1/2010	1973
Citizens Bank	Cleveland	OH	—	210	1,190	—	1,400	(446)	8/1/2010	1950
Citizens Bank	Cleveland	OH	—	182	1,031	—	1,213	(386)	8/1/2010	1930
Citizens Bank	Fairlawn	OH	1,885	511	2,045	—	2,556	(607)	12/14/2012	1979
Citizens Bank	Lakewood	OH	—	196	1,111	—	1,307	(389)	8/1/2010	1985
Citizens Bank	Louisville	OH	—	191	1,080	—	1,271	(404)	8/1/2010	1960
Citizens Bank	Massillon	OH	—	287	1,624	—	1,911	(608)	8/1/2010	1995
Citizens Bank	Northfield	OH	—	317	1,797	—	2,114	(663)	8/1/2010	1969
Citizens Bank	Parma	OH	—	475	581	—	1,056	(172)	12/14/2012	1971
Citizens Bank	Parma Heights	OH	—	426	638	—	1,064	(189)	12/14/2012	1957
Citizens Bank	Rocky River	OH	—	283	1,602	—	1,885	(560)	8/1/2010	1972
Citizens Bank	South Russell	OH	—	106	957	—	1,063	(284)	12/14/2012	1981

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Wadsworth	OH	—	158	893	—	1,051	(334)	8/1/2010	1960
Citizens Bank	Willoughby	OH	—	395	2,239	(1,565)	1,069	(6)	8/1/2010	1920
Citizens Bank	Aliquippa	PA	—	138	782	—	920	(232)	12/14/2012	1953
Citizens Bank	Allison Park	PA	—	314	733	—	1,047	(222)	9/28/2012	1972
Citizens Bank	Altoona	PA	—	153	459	—	612	(136)	12/14/2012	1971
Citizens Bank	Ambridge	PA	—	215	1,217	(1,282)	150	(7)	8/1/2010	1925
Citizens Bank	Beaver Falls	PA	—	138	553	—	691	(168)	9/28/2012	1995
Citizens Bank	Butler	PA	—	286	1,144	—	1,430	(339)	12/14/2012	1966
Citizens Bank	Camp Hill	PA	—	430	645	—	1,075	(191)	12/14/2012	1971
Citizens Bank	Carnegie	PA	—	73	1,396	—	1,469	(414)	12/14/2012	1920
Citizens Bank	Dallas	PA	—	213	1,205	—	1,418	(366)	9/28/2012	1949
Citizens Bank	Dillsburg	PA	—	232	926	—	1,158	(275)	12/14/2012	1935
Citizens Bank	Erie	PA	—	168	671	—	839	(199)	12/14/2012	1954
Citizens Bank	Glenside	PA	1,257	343	1,370	—	1,713	(391)	5/22/2013	1958
Citizens Bank	Greensburg	PA	—	45	861	—	906	(255)	12/14/2012	1957
Citizens Bank	Havertown	PA	—	219	875	—	1,094	(266)	9/28/2012	2003
Citizens Bank	Homestead	PA	—	202	807	—	1,009	(245)	9/28/2012	1960
Citizens Bank	Kingston	PA	—	404	943	—	1,347	(280)	12/14/2012	1977
Citizens Bank	Kittanning	PA	—	56	1,060	—	1,116	(314)	12/14/2012	1889
Citizens Bank	Lancaster	PA	—	383	468	—	851	(142)	9/28/2012	1967
Citizens Bank	Latrobe	PA	—	148	591	—	739	(175)	12/14/2012	1969
Citizens Bank	Lower Burrell	PA	—	180	722	—	902	(214)	12/14/2012	1980
Citizens Bank	Mechanicsburg	PA	1,620	288	2,590	—	2,878	(786)	9/28/2012	1900
Citizens Bank	Mercer	PA	—	105	314	—	419	(93)	12/14/2012	1964
Citizens Bank	Milford	PA	—	513	769	—	1,282	(228)	12/14/2012	1981
Citizens Bank	Mount Lebanon	PA	1,577	215	1,939	—	2,154	(589)	9/28/2012	1960
Citizens Bank	Mountain Top	PA	—	111	631	—	742	(187)	12/14/2012	1980
Citizens Bank	Narberth	PA	—	420	2,381	—	2,801	(833)	8/1/2010	1935
Citizens Bank	Oakmont	PA	—	199	1,127	—	1,326	(334)	12/14/2012	1967
Citizens Bank	Oil City	PA	—	110	623	—	733	(185)	12/14/2012	1965
Citizens Bank	Philadelphia	PA	—	266	1,065	—	1,331	(316)	12/14/2012	1971
Citizens Bank	Pittsburgh	PA	—	215	1,219	—	1,434	(370)	9/28/2012	1970

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Citizens Bank	Pittsburgh	PA	—	256	767	—	1,023	(233)	9/28/2012	1970
Citizens Bank	Pittsburgh	PA	—	389	1,168	—	1,557	(346)	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	146	2,770	(1,725)	1,191	(9)	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	2,262	470	2,661	—	3,131	(789)	12/14/2012	1979
Citizens Bank	Pittsburgh	PA	1,244	516	1,204	—	1,720	(357)	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	—	206	1,852	—	2,058	(549)	12/14/2012	1923
Citizens Bank	Pittsburgh	PA	918	196	1,110	—	1,306	(329)	12/14/2012	1980
Citizens Bank	Pittsburgh	PA	—	268	2,413	—	2,681	(716)	12/14/2012	1970
Citizens Bank	Reading	PA	—	269	1,524	(1,542)	251	—	4/12/2013	1904
Citizens Bank	Reading	PA	—	267	802	(586)	483	—	12/14/2012	1970
Citizens Bank	Temple	PA	—	268	626	—	894	(190)	9/28/2012	1936
Citizens Bank	Turtle Creek	PA	—	308	923	—	1,231	(280)	9/28/2012	1970
Citizens Bank	Tyrone	PA	—	146	583	—	729	(173)	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	411	617	—	1,028	(183)	12/14/2012	1966
Citizens Bank	Warrendale	PA	—	611	916	—	1,527	(272)	12/14/2012	1981
Citizens Bank	West Hazleton	PA	—	279	2,509	—	2,788	(762)	9/28/2012	1900
Citizens Bank	Wexford	PA	—	180	719	—	899	(213)	12/14/2012	1975
Citizens Bank	Coventry	RI	—	559	559	—	1,118	(170)	9/28/2012	1968
Citizens Bank	Cranston	RI	—	411	1,234	—	1,645	(366)	12/14/2012	1967
Citizens Bank	East Greenwich	RI	—	227	680	—	907	(202)	12/14/2012	1959
Citizens Bank	Johnston	RI	—	343	1,030	—	1,373	(313)	9/28/2012	1972
Citizens Bank	N. Providence	RI	1,445	200	1,800	—	2,000	(534)	12/31/2012	1971
Citizens Bank	N. Providence	RI	—	223	892	—	1,115	(265)	12/14/2012	1971
Citizens Bank	Providence	RI	—	300	899	—	1,199	(267)	12/14/2012	1960
Citizens Bank	Rumford	RI	—	352	654	—	1,006	(194)	12/14/2012	1977
Citizens Bank	Wakefield	RI	—	517	959	—	1,476	(291)	9/28/2012	1976
Citizens Bank	Warren	RI	—	328	609	—	937	(185)	9/28/2012	1980
Citizens Bank	Warwick	RI	—	1,870	8,828	697	11,395	(2,501)	9/24/2013	1995
Citizens Bank	Middlebury	VT	—	363	544	—	907	(161)	12/14/2012	1969
Citizens Bank	St. Albans	VT	—	141	798	—	939	(287)	8/1/2010	1989
Coborn's Liquor Store	Stanley	ND	—	1,163	5,037	—	6,200	(1,254)	2/21/2014	2014
Coborn's Liquor Store	Tioga	ND	—	1,065	4,581	—	5,646	(920)	6/26/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Codale	Logan	UT	—	420	3,007	—	3,427	(76)	3/30/2018	2010
Codale	Orem	UT	—	637	5,171	—	5,808	(184)	3/30/2018	1995
Codale	West Valley	UT	—	2,684	25,881	—	28,565	(575)	3/30/2018	2008
Comcast	Englewood	CO	—	1,490	5,060	—	6,550	(1,368)	11/5/2013	1999
Community Bank	Whitehall	NY	—	106	600	—	706	(210)	8/1/2011	1995
CompUSA	Arlington	TX	1,770	2,437	1,467	127	4,031	(495)	2/7/2014	1992
ConAgra Foods	Milton	PA	—	5,656	27,242	—	32,898	(6,218)	2/7/2014	1991
Conn's	Hurst	TX	—	497	1,990	117	2,604	(548)	5/19/2014	1999
Cooper Tire & Rubber	Franklin	IN	14,883	4,438	33,994	—	38,432	(10,526)	11/5/2013	2009
Cork & Pig	San Angelo	TX	—	769	2,306	43	3,118	(721)	7/31/2013	2005
Cost Plus	La Quinta	CA	—	1,211	4,786	—	5,997	(1,254)	2/7/2014	2007
County of Yolo, CA	Woodland	CA	—	2,640	13,681	—	16,321	(3,299)	11/5/2013	2001
Cracker Barrel	Braselton	GA	2,935	1,294	2,403	—	3,697	(928)	11/13/2012	2005
Cracker Barrel	Bremen	GA	2,677	1,012	2,361	—	3,373	(912)	11/13/2012	2006
Cracker Barrel	Columbus	GA	—	912	3,153	—	4,065	(896)	2/7/2014	2003
Cracker Barrel	Greensboro	NC	—	1,632	2,495	—	4,127	(735)	2/7/2014	2005
Cracker Barrel	Mebane	NC	2,514	1,106	2,054	—	3,160	(793)	11/13/2012	2004
Cracker Barrel	Rocky Mount	NC	—	1,274	2,334	—	3,608	(707)	2/7/2014	2006
Cracker Barrel	Fort Mill	SC	—	1,301	2,721	—	4,022	(810)	2/7/2014	2006
Cracker Barrel	Piedmont	SC	—	1,630	2,927	—	4,557	(869)	2/7/2014	2005
Cracker Barrel	Abilene	TX	—	1,374	2,933	—	4,307	(875)	2/7/2014	2005
Cracker Barrel	San Antonio	TX	—	1,725	3,005	—	4,730	(840)	2/7/2014	2005
Cracker Barrel	Sherman	TX	—	557	3,744	—	4,301	(1,065)	2/7/2014	2007
Cracker Barrel	Bristol	VA	—	1,241	1,703	—	2,944	(615)	2/7/2014	2006
Cracker Barrel	Emporia	VA	2,435	972	2,267	—	3,239	(876)	11/13/2012	2004
Cracker Barrel	Waynesboro	VA	—	1,536	1,489	—	3,025	(653)	2/7/2014	2004
Cracker Barrel	Woodstock	VA	2,262	928	2,164	—	3,092	(836)	11/13/2012	2005
Crest Production Services	Pleasanton	TX	—	519	7,949	—	8,468	(2,892)	6/12/2014	2013
Crozer-Keystone Health	Ridley Park	PA	176	—	6,114	—	6,114	(1,693)	11/5/2013	1976
CVS	Hoover	AL	—	1,239	2,890	84	4,213	(922)	5/31/2013	2003
CVS	Meridianville	AL	1,900	1,045	3,057	—	4,102	(908)	2/7/2014	2008
CVS	Phoenix	AZ	5,025	1,511	4,533	4	6,048	(1,390)	10/1/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Phoenix	AZ	3,015	901	2,704	15	3,620	(830)	10/1/2013	2012
CVS	City Of Industry	CA	2,500	1,224	3,202	—	4,426	(819)	2/7/2014	2009
CVS	Fresno	CA	5,045	1,890	4,409	16	6,315	(1,352)	10/1/2013	2012
CVS	Palmdale	CA	5,226	2,493	4,630	17	7,140	(1,420)	10/1/2013	2012
CVS	Sacramento	CA	4,724	2,163	4,016	19	6,198	(1,232)	10/1/2013	2012
CVS	Norwich	CT	5,454	1,998	5,995	15	8,008	(1,838)	10/1/2013	2011
CVS	Dover	DE	2,046	4,081	—	—	4,081	—	2/7/2014	2010
CVS	Auburndale	FL	1,565	1,418	2,038	—	3,456	(557)	2/7/2014	1999
CVS	Boca Raton	FL	2,625	—	3,560	—	3,560	(1,069)	2/7/2014	2009
CVS	Ft. Myers	FL	3,025	2,335	3,502	—	5,837	(1,054)	2/7/2014	2009
CVS	Gulf Breeze	FL	1,079	545	—	—	545	—	2/7/2014	2009
CVS	Jacksonville	FL	3,715	2,240	4,323	—	6,563	(1,197)	2/7/2014	2009
CVS	Lakeland	FL	2,258	587	2,347	16	2,950	(721)	10/1/2013	2012
CVS	Naples	FL	2,675	—	4,164	—	4,164	(1,149)	2/7/2014	2009
CVS	New Port Richey	FL	1,595	1,149	2,966	—	4,115	(802)	2/7/2014	2004
CVS	St. Cloud	FL	2,626	1,534	1,875	78	3,487	(603)	4/12/2013	2002
CVS	Alpharetta	GA	—	572	858	(9)	1,421	(289)	9/28/2012	1994
CVS	Ringgold	GA	1,948	1,346	2,939	—	4,285	(868)	2/7/2014	2007
CVS	Stockbridge	GA	—	855	1,283	—	2,138	(419)	2/28/2013	1998
CVS	Vidalia	GA	—	368	1,105	3	1,476	(374)	9/28/2012	2000
CVS	Northbrook	IL	—	3,471	41,765	1,139	46,375	(9,396)	2/7/2014	1980
CVS	Edinburgh	IN	—	420	1,530	55	2,005	(457)	2/24/2014	1998
CVS	Evansville	IN	—	227	3,060	—	3,287	(830)	2/7/2014	2000
CVS	Franklin	IN	—	310	2,787	(5)	3,092	(986)	3/29/2012	1999
CVS	Mishawaka	IN	2,258	409	4,532	—	4,941	(1,241)	2/7/2014	2007
CVS	Tipton	IN	—	311	1,726	68	2,105	(514)	2/24/2014	1998
CVS	Lawrence	KS	2,908	837	4,392	—	5,229	(1,206)	2/7/2014	2009
CVS	Mandeville	LA	4,020	2,385	2,915	16	5,316	(895)	10/1/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Metairie	LA	4,121	1,895	3,519	16	5,430	(1,080)	10/1/2013	2012
CVS	New Orleans	LA	3,719	2,439	2,439	16	4,894	(749)	10/1/2013	2012
CVS	Slidell	LA	4,355	1,142	4,568	16	5,726	(1,401)	10/1/2013	2012
CVS	Hingham	MA	5,695	1,873	5,619	15	7,507	(1,723)	10/1/2013	2012
CVS	Malden	MA	5,360	1,757	5,271	14	7,042	(1,616)	10/1/2013	2012
CVS	Detroit	MI	—	270	2,427	(5)	2,692	(791)	2/28/2013	1999
CVS	Harper Woods	MI	—	499	2,829	—	3,328	(923)	2/28/2013	1999
CVS	Independence	MO	—	780	3,121	—	3,901	(877)	5/19/2014	2000
CVS	St. Joseph	MO	3,015	1,022	3,067	16	4,105	(941)	10/1/2013	2012
CVS	Southaven	MS	3,030	1,849	3,217	—	5,066	(1,044)	2/7/2014	2009
CVS	Southaven	MS	4,270	1,281	4,100	—	5,381	(1,303)	2/7/2014	2009
CVS	Beaufort	NC	2,781	378	3,404	16	3,798	(1,044)	10/1/2013	2011
CVS	Eden	NC	—	836	1,450	—	2,286	(399)	2/7/2014	1998
CVS	Kernersville	NC	—	960	1,313	—	2,273	(359)	2/7/2014	1998
CVS	Weaverville	NC	3,098	1,998	4,307	—	6,305	(1,268)	2/7/2014	2009
CVS	Cherry Hill	NJ	—	2,255	—	—	2,255	—	2/7/2014	2011
CVS	Edison	NJ	—	3,318	—	—	3,318	—	2/7/2014	2008
CVS	Lawrenceville	NJ	5,170	2,674	6,412	—	9,086	(1,733)	2/7/2014	2009
CVS	Albuquerque	NM	3,719	975	3,899	16	4,890	(1,196)	10/1/2013	2011
CVS	Albuquerque	NM	3,920	1,029	4,118	17	5,164	(1,263)	10/1/2013	2011
CVS	Las Cruces	NM	4,925	1,295	5,178	17	6,490	(1,588)	10/1/2013	2012
CVS	North Las Vegas	NV	3,268	1,374	3,207	—	4,581	(1,094)	8/22/2012	2004
CVS	Sparks	NV	—	486	5,894	—	6,380	(1,633)	2/7/2014	2009
CVS	Henrietta	NY	—	965	1,180	63	2,208	(394)	11/8/2012	1997
CVS	Mineola	NY	2,280	—	5,120	—	5,120	(1,354)	2/7/2014	2008
CVS	Warren	OH	—	560	1,622	—	2,182	(440)	2/7/2014	2008
CVS	Oklahoma City	OK	—	569	1,609	—	2,178	(417)	2/7/2014	1996
CVS	The Village	OK	3,425	520	4,730	—	5,250	(1,290)	2/7/2014	2009
CVS	Tulsa	OK	2,446	950	2,216	16	3,182	(681)	10/1/2013	2010
CVS	Freeland	PA	982	122	1,096	—	1,218	(374)	8/8/2012	2004
CVS	Mechanicsburg	PA	3,582	1,155	3,465	—	4,620	(1,156)	11/29/2012	2008
CVS	New Castle	PA	—	412	2,337	45	2,794	(786)	10/31/2012	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
CVS	Shippensburg	PA	1,859	351	1,988	—	2,339	(649)	2/8/2013	2002
CVS	Titusville	PA	—	670	683	68	1,421	(389)	2/7/2014	1998
CVS	Towanda	PA	878	—	877	—	877	(282)	4/24/2013	2003
CVS	Anderson	SC	—	623	1,389	—	2,012	(367)	2/7/2014	1998
CVS	Cayce	SC	—	1,750	2,701	—	4,451	(819)	2/7/2014	2009
CVS	Columbia	SC	2,278	—	2,811	—	2,811	(882)	7/2/2013	2006
CVS	Greenville	SC	—	169	1,520	—	1,689	(496)	2/28/2013	1997
CVS	Greenville	SC	—	1,108	1,816	—	2,924	(517)	2/7/2014	1998
CVS	Piedmont	SC	—	836	1,206	—	2,042	(314)	2/7/2014	1998
CVS	Jackson	TN	3,082	1,209	2,822	16	4,047	(866)	10/1/2013	2012
CVS	Knoxville	TN	2,613	1,190	2,210	16	3,416	(679)	10/1/2013	2011
CVS	Nashville	TN	—	203	1,148	83	1,434	(389)	9/28/2012	1996
CVS	Converse	TX	3,538	1,390	3,243	15	4,648	(995)	10/1/2013	2011
CVS	Dumas	TX	2,312	846	2,537	16	3,399	(779)	10/1/2013	2011
CVS	Duncanville	TX	—	670	2,681	—	3,351	(759)	5/19/2014	2000
CVS	Edinburg	TX	—	1,179	3,060	—	4,239	(877)	2/7/2014	2008
CVS	Elsa	TX	2,814	915	2,744	16	3,675	(842)	10/1/2013	2011
CVS	Ft . Worth	TX	4,147	2,453	3,679	15	6,147	(1,129)	10/1/2013	2011
CVS	Gainesville	TX	2,215	341	3,334	—	3,675	(882)	2/7/2014	2003
CVS	San Antonio	TX	3,806	1,996	2,993	15	5,004	(919)	10/1/2013	2011
CVS	San Antonio	TX	4,422	2,034	3,778	15	5,827	(1,159)	10/1/2013	2011
CVS	San Antonio	TX	2,660	868	2,605	16	3,489	(800)	10/1/2013	2012
CVS	San Juan	TX	2,345	610	2,441	16	3,067	(750)	10/1/2013	2012
CVS	Hardy	VA	2,035	686	2,059	—	2,745	(656)	5/16/2013	2005
CVS	Lynchburg	VA	1,748	914	2,987	99	4,000	(829)	2/7/2014	1999
CVS	Madison Heights	VA	1,592	1,015	2,589	68	3,672	(707)	2/7/2014	1997
CVS	Norfolk	VA	2,399	697	2,789	16	3,502	(856)	10/1/2013	2011
CVS	Portsmouth	VA	3,367	1,230	3,690	16	4,936	(1,132)	10/1/2013	2012
CVS	Roanoke	VA	2,269	825	2,474	14	3,313	(760)	10/1/2013	2011
CVS	Virginia Beach	VA	3,114	683	3,868	14	4,565	(1,186)	10/1/2013	2012
CVS	Williamsburg	VA	4,115	907	5,137	16	6,060	(1,575)	10/1/2013	2011
Dahl's	Des Moines	IA	—	628	3,947	—	4,575	(1,078)	2/7/2014	1947

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dahl's	Des Moines	IA	—	1,163	1,649	—	2,812	(454)	2/7/2014	1959
Dahl's	Des Moines	IA	—	2,871	11,761	—	14,632	(3,132)	2/7/2014	2011
Dahl's	Johnston	IA	—	3,202	6,644	—	9,846	(1,817)	2/7/2014	2000
Dairy Queen	Mauldin	SC	—	133	—	—	133	—	6/27/2013	1995
Dairy Queen	Alto	TX	—	50	110	—	160	(32)	6/27/2013	1995
Dairy Queen	Pineland	TX	—	40	120	—	160	(35)	6/27/2013	1995
Dairy Queen	Silsbee	TX	—	60	100	—	160	(29)	6/27/2013	1995
Dairy Queen	Woodville	TX	—	98	65	—	163	(18)	7/31/2013	1980
DaVita Dialysis	Osceola	AR	—	137	1,232	—	1,369	(318)	3/28/2013	2009
DaVita Dialysis	Casselberry	FL	—	392	2,320	—	2,712	(537)	2/7/2014	2007
DaVita Dialysis	Palatka	FL	—	207	1,173	—	1,380	(294)	6/5/2013	2013
DaVita Dialysis	Sanford	FL	—	530	2,793	—	3,323	(602)	2/7/2014	2005
DaVita Dialysis	Augusta	GA	—	118	1,818	47	1,983	(346)	2/7/2014	2000
DaVita Dialysis	Douglasville	GA	—	119	1,858	—	1,977	(354)	2/7/2014	2001
DaVita Dialysis	Ft. Wayne	IN	—	394	2,963	(7)	3,350	(592)	2/7/2014	2008
DaVita Dialysis	Hiawatha	KS	—	69	1,302	—	1,371	(330)	5/30/2013	2012
DaVita Dialysis	New Orleans	LA	—	511	2,237	—	2,748	(392)	9/30/2014	2010
DaVita Dialysis	Allen Park	MI	—	209	1,885	151	2,245	(563)	12/31/2012	1955
DaVita Dialysis	Grand Rapids	MI	—	215	1,794	—	2,009	(393)	2/7/2014	1997
DaVita Dialysis	Clinton	MO	—	128	896	—	1,024	(211)	2/26/2014	2003
DaVita Dialysis	St. Pauls	NC	—	138	1,246	—	1,384	(306)	8/2/2013	2006
DaVita Dialysis	Akron	OH	—	312	1,994	—	2,306	(433)	3/31/2014	1932
DaVita Dialysis	Cincinnati	OH	—	219	878	55	1,152	(229)	3/28/2013	2008
DaVita Dialysis	Georgetown	OH	—	125	706	(1)	830	(182)	3/28/2013	2009
DaVita Dialysis	Willow Grove	PA	—	311	3,886	51	4,248	(776)	2/7/2014	1989
DaVita Dialysis	Hartsville	SC	—	126	1,136	—	1,262	(288)	5/30/2013	2013
DaVita Dialysis	Beeville	TX	—	99	1,879	—	1,978	(559)	12/31/2012	1979
DaVita Dialysis	Federal Way	WA	17,751	1,929	22,357	—	24,286	(7,988)	11/21/2012	2000
Denny's	Mesa	AZ	—	1,089	891	—	1,980	(278)	7/31/2013	1994
Denny's	Peoria	AZ	—	310	457	—	767	(139)	6/27/2013	1995
Denny's	Phoenix	AZ	—	825	1,237	—	2,062	(386)	7/31/2013	2005
Denny's	Scottsdale	AZ	—	736	491	—	1,227	(153)	7/31/2013	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Denny's	Tempe	AZ	—	378	245	—	623	(73)	6/27/2013	1980
Denny's	Tempe	AZ	—	1,567	844	—	2,411	(263)	7/31/2013	1995
Denny's	Idaho Falls	ID	—	196	432	—	628	(124)	6/27/2013	1995
Denny's	Merriam	KS	—	390	1,150	—	1,540	(346)	6/27/2013	1995
Denny's	Topeka	KS	—	630	446	—	1,076	(134)	6/27/2013	1995
Denny's	Bloomington	MN	—	1,184	—	—	1,184	—	7/31/2013	1995
Denny's	Branson	MO	—	620	2,209	—	2,829	(665)	6/27/2013	1995
Denny's	Kansas City	MO	—	750	686	—	1,436	(207)	6/27/2013	1995
Denny's	N. Kansas City	MO	—	630	937	—	1,567	(282)	6/27/2013	1995
Denny's	Sedalia	MO	—	500	783	—	1,283	(236)	6/27/2013	1995
Denny's	Black Mountain	NC	—	210	505	—	715	(152)	6/27/2013	1995
Denny's	Mooresville	NC	—	250	841	—	1,091	(253)	6/27/2013	1995
Denny's	Henrietta	NY	—	361	241	—	602	(75)	7/31/2013	1970
Denny's	Watertown	NY	—	330	1,107	—	1,437	(333)	6/27/2013	1995
Denny's	Fremont	OH	—	320	975	—	1,295	(293)	6/27/2013	1995
Denny's	Marion	OH	—	115	390	—	505	(118)	6/27/2013	1989
Denny's	Ontario	OR	—	240	1,067	—	1,307	(321)	6/27/2013	1995
Denny's	Greenville	SC	—	570	554	—	1,124	(167)	6/27/2013	1995
Denny's	Pasadena	TX	—	500	1,316	—	1,816	(396)	6/27/2013	1995
Dick's Sporting Goods	Fort Gratiot	MI	—	722	7,743	—	8,465	(2,113)	2/7/2014	2010
Dick's Sporting Goods	Moore	OK	—	1,243	10,426	—	11,669	(2,798)	2/7/2014	2012
Dick's Sporting Goods	Charleston	SC	—	3,733	5,025	—	8,758	(1,419)	2/7/2014	2005
Dick's Sporting Goods	Jackson	TN	—	1,346	6,106	—	7,452	(1,633)	2/7/2014	2007
DJO, LLC	Vista	CA	—	3,732	16,868	—	20,600	(10,384)	8/15/2014	2006
Dollar General	Andalusia	AL	—	317	914	9	1,240	(111)	7/24/2014	2014
Dollar General	Birmingham	AL	—	156	882	—	1,038	(286)	6/6/2012	2012
Dollar General	Bremen	AL	—	59	1,017	—	1,076	(214)	9/29/2014	2014
Dollar General	Butler	AL	—	338	1,093	—	1,431	(297)	3/28/2014	2014
Dollar General	Childersburg	AL	—	328	986	—	1,314	(273)	2/7/2014	2013
Dollar General	Chunchula	AL	—	174	697	—	871	(229)	4/26/2012	2012
Dollar General	Cullman	AL	—	331	780	—	1,111	(212)	3/28/2014	2013
Dollar General	Cullman	AL	—	221	861	—	1,082	(165)	9/26/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Frisco City	AL	—	121	836	—	957	(231)	2/26/2014	2014
Dollar General	Gardendale	AL	—	142	805	—	947	(257)	8/9/2012	2012
Dollar General	Hartselle	AL	—	473	983	—	1,456	(273)	2/7/2014	2013
Dollar General	Headland	AL	—	387	1,091	—	1,478	(222)	8/13/2014	2014
Dollar General	Mobile	AL	—	207	1,039	—	1,246	(284)	2/7/2014	2013
Dollar General	Moulton	AL	—	517	1,207	—	1,724	(397)	4/26/2012	2012
Dollar General	Mt. Vernon	AL	—	260	1,402	—	1,662	(386)	2/7/2014	2013
Dollar General	Ohatchee	AL	—	97	942	—	1,039	(207)	4/17/2014	2014
Dollar General	Phenix City	AL	—	267	929	—	1,196	(252)	2/7/2014	2012
Dollar General	Phenix City	AL	—	386	1,104	—	1,490	(304)	2/7/2014	2013
Dollar General	Red Level	AL	300	120	680	—	800	(233)	10/31/2011	2010
Dollar General	Sylacauga	AL	—	120	968	—	1,088	(262)	2/7/2014	2013
Dollar General	Tarrant	AL	—	217	869	—	1,086	(294)	12/12/2011	2011
Dollar General	Troy	AL	—	67	963	—	1,030	(263)	2/7/2014	2013
Dollar General	Tuscaloosa	AL	300	133	756	—	889	(256)	12/30/2011	2011
Dollar General	Vance	AL	—	191	731	—	922	(199)	3/28/2014	2014
Dollar General	Ash Flat	AR	—	44	132	25	201	(43)	6/19/2012	1997
Dollar General	Batesville	AR	—	32	285	7	324	(84)	7/25/2013	1998
Dollar General	Batesville	AR	—	42	374	78	494	(112)	7/25/2013	1999
Dollar General	Beebe	AR	—	51	478	52	581	(138)	7/25/2013	1999
Dollar General	Bella Vista	AR	—	129	302	35	466	(103)	11/10/2011	2005
Dollar General	Bergman	AR	—	113	639	—	752	(206)	7/2/2012	2011
Dollar General	Blytheville	AR	—	30	285	50	365	(85)	7/25/2013	2000
Dollar General	Carlisle	AR	—	13	245	(2)	256	(83)	11/10/2011	2005
Dollar General	Des Arc	AR	—	56	508	53	617	(153)	7/25/2013	1999
Dollar General	Dumas	AR	—	46	412	24	482	(122)	7/25/2013	2000
Dollar General	Flippin	AR	—	53	64	1	118	(21)	6/19/2012	1994
Dollar General	Gassville	AR	—	54	325	21	400	(94)	7/25/2013	1999
Dollar General	Green Forest	AR	—	52	303	38	393	(104)	11/10/2011	2005
Dollar General	Higden	AR	—	52	469	80	601	(142)	7/25/2013	1995
Dollar General	Lake Village	AR	—	64	362	29	455	(108)	7/25/2013	1995
Dollar General	Lepanto	AR	—	43	389	—	432	(114)	7/25/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Little Rock	AR	—	73	412	13	498	(121)	7/25/2013	1995
Dollar General	Marvell	AR	—	40	364	107	511	(112)	7/25/2013	1995
Dollar General	Maynard	AR	—	73	654	—	727	(203)	12/4/2012	1995
Dollar General	Mcgehee	AR	—	25	228	29	282	(69)	7/25/2013	1998
Dollar General	Quitman	AR	—	45	426	—	471	(122)	7/25/2013	2001
Dollar General	Searcy	AR	—	29	263	65	357	(79)	7/25/2013	1998
Dollar General	Tuckerman	AR	—	49	280	80	409	(88)	7/25/2013	1999
Dollar General	White Hall	AR	—	43	388	—	431	(114)	7/25/2013	1999
Dollar General	Wooster	AR	—	74	664	—	738	(206)	12/4/2012	1995
Dollar General	Grand Ridge	FL	300	76	684	—	760	(231)	12/30/2011	2010
Dollar General	Kissimmee	FL	970	643	1,071	—	1,714	(268)	2/7/2014	2011
Dollar General	Lakeland	FL	—	413	1,810	—	2,223	(484)	2/7/2014	2012
Dollar General	Molino	FL	400	178	1,007	—	1,185	(345)	10/31/2011	2011
Dollar General	Palatka	FL	—	113	1,196	—	1,309	(311)	5/7/2014	2013
Dollar General	Panama City	FL	—	139	312	1	452	(92)	6/19/2012	1987
Dollar General	Guyton	GA	—	213	852	—	1,065	(252)	6/3/2013	2011
Dollar General	Lyerly	GA	—	251	992	—	1,243	(267)	2/7/2014	2012
Dollar General	Shiloh	GA	—	150	743	—	893	(218)	8/13/2014	2014
Dollar General	Thomaston	GA	—	308	972	—	1,280	(268)	2/7/2014	2013
Dollar General	Cedar Falls	IA	—	96	862	—	958	(251)	8/28/2013	2013
Dollar General	Center Point	IA	—	136	772	—	908	(240)	12/31/2012	2012
Dollar General	Chariton	IA	—	165	934	—	1,099	(298)	8/31/2012	2012
Dollar General	Eagle Grove	IA	—	100	902	—	1,002	(265)	7/9/2013	2013
Dollar General	Estherville	IA	—	226	903	—	1,129	(284)	10/25/2012	2012
Dollar General	Hampton	IA	—	188	751	—	939	(250)	2/1/2012	2012
Dollar General	Lake Mills	IA	—	81	728	—	809	(243)	2/1/2012	2012
Dollar General	Nashua	IA	—	136	768	—	904	(244)	9/6/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Ottumwa	IA	—	143	812	—	955	(250)	1/31/2013	2012
Dollar General	Altamont	IL	—	211	844	—	1,055	(280)	3/9/2012	2012
Dollar General	Carthage	IL	—	48	908	—	956	(290)	8/31/2012	2012
Dollar General	Desoto	IL	—	138	784	—	922	(238)	3/26/2013	2013
Dollar General	Fairbury	IL	—	96	867	—	963	(257)	6/7/2013	2013
Dollar General	Galatia	IL	—	87	1,008	—	1,095	(186)	7/29/2014	2014
Dollar General	Henry	IL	—	104	934	—	1,038	(279)	5/23/2013	2013
Dollar General	Jacksonville	IL	—	145	823	—	968	(263)	8/31/2012	2012
Dollar General	Jonesboro	IL	—	77	309	—	386	(105)	11/10/2011	2007
Dollar General	Lexington	IL	—	100	899	—	999	(285)	9/21/2012	2012
Dollar General	Mackinaw	IL	—	149	1,011	—	1,160	(280)	2/25/2014	2013
Dollar General	Mahomet	IL	—	292	877	—	1,169	(255)	8/22/2013	2013
Dollar General	Marion	IL	—	153	867	—	1,020	(275)	9/24/2012	1995
Dollar General	Minonk	IL	—	56	1,034	—	1,090	(196)	7/2/2014	2014
Dollar General	Mount Morris	IL	—	97	877	—	974	(272)	12/17/2012	2012
Dollar General	Park Forest	IL	—	390	1,036	—	1,426	(183)	8/1/2014	2013
Dollar General	Pittsburg	IL	—	97	915	—	1,012	(248)	3/31/2014	2014
Dollar General	Rockford	IL	—	464	597	27	1,088	(125)	6/18/2014	2014
Dollar General	Roodhouse	IL	—	207	829	—	1,036	(257)	12/31/2012	1995
Dollar General	Savanna	IL	—	273	1,093	—	1,366	(339)	12/31/2012	2012
Dollar General	South Pekin	IL	—	104	933	—	1,037	(272)	8/14/2013	2013
Dollar General	Bainbridge	IN	—	131	765	—	896	(144)	9/22/2014	2010
Dollar General	Medaryville	IN	—	96	914	—	1,010	(273)	7/31/2014	2014
Dollar General	Monroeville	IN	—	112	636	—	748	(215)	12/22/2011	2011
Dollar General	Porter	IN	—	243	995	—	1,238	(124)	5/29/2014	2014
Dollar General	Rensselaer	IN	—	111	957	—	1,068	(202)	7/30/2014	2014
Dollar General	Richland	IN	—	156	887	—	1,043	(122)	4/30/2014	2014
Dollar General	Schneider	IN	—	124	1,010	—	1,134	(186)	9/17/2014	2014
Dollar General	Auburn	KS	—	42	801	—	843	(256)	8/31/2012	2009
Dollar General	Cottonwood Falls	KS	—	89	802	—	891	(256)	8/31/2012	2009
Dollar General	Erie	KS	—	42	790	—	832	(252)	8/31/2012	2009
Dollar General	Garden City	KS	—	136	771	—	907	(246)	8/31/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Harper	KS	—	91	818	—	909	(261)	8/31/2012	2009
Dollar General	Humboldt	KS	—	44	828	—	872	(264)	8/31/2012	2010
Dollar General	Kingman	KS	—	142	804	—	946	(257)	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	40	765	—	805	(244)	8/31/2012	2010
Dollar General	Minneapolis	KS	—	43	816	—	859	(261)	8/31/2012	2010
Dollar General	Pomona	KS	—	42	796	—	838	(254)	8/31/2012	2010
Dollar General	Sedan	KS	—	42	792	—	834	(253)	8/31/2012	2009
Dollar General	Syracuse	KS	—	43	817	—	860	(261)	8/31/2012	2010
Dollar General	Berea	KY	—	138	781	—	919	(233)	5/30/2013	2012
Dollar General	Coldiron	KY	—	187	747	—	934	(223)	5/30/2013	2013
Dollar General	East Bernstadt	KY	—	141	799	—	940	(238)	5/30/2013	2012
Dollar General	Eubank	KY	—	137	775	—	912	(231)	5/30/2013	2013
Dollar General	Monticello	KY	—	251	867	—	1,118	(229)	4/25/2014	2012
Dollar General	Nancy	KY	—	81	733	—	814	(241)	4/26/2012	2011
Dollar General	Whitesburg	KY	—	211	845	—	1,056	(252)	5/30/2013	2012
Dollar General	Bastrop	LA	—	148	838	—	986	(246)	7/1/2013	2013
Dollar General	Choudrant	LA	300	83	745	—	828	(249)	2/6/2012	2011
Dollar General	Converse	LA	—	84	756	—	840	(240)	9/26/2012	2012
Dollar General	Doyline	LA	—	88	793	—	881	(248)	11/27/2012	2012
Dollar General	Gardner	LA	—	138	784	—	922	(260)	3/8/2012	2012
Dollar General	Grambling	LA	—	597	719	—	1,316	(208)	2/7/2014	2012
Dollar General	Jonesville	LA	—	103	929	—	1,032	(295)	9/27/2012	2012
Dollar General	Keithville	LA	—	83	750	—	833	(242)	7/26/2012	2012
Dollar General	Lake Charles	LA	—	102	919	—	1,021	(306)	2/29/2012	2012
Dollar General	Lake Charles	LA	—	406	770	—	1,176	(213)	2/7/2014	2012
Dollar General	Mangham	LA	300	40	759	—	799	(253)	2/6/2012	2011
Dollar General	Monroe	LA	400	97	869	—	966	(290)	2/6/2012	2011
Dollar General	Mount Hermon	LA	400	94	842	—	936	(281)	2/6/2012	2009
Dollar General	New Iberia	LA	—	315	736	—	1,051	(242)	4/26/2012	2011
Dollar General	Patterson	LA	—	259	1,035	—	1,294	(340)	4/26/2012	2011
Dollar General	Sarepta	LA	—	131	743	—	874	(238)	8/9/2012	2011
Dollar General	St. Martinville	LA	—	175	1,028	—	1,203	(284)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Thibodaux	LA	—	234	1,146	—	1,380	(318)	2/7/2014	2012
Dollar General	West Monroe	LA	—	153	869	—	1,022	(288)	3/9/2012	1995
Dollar General	Zachary	LA	—	248	743	—	991	(244)	4/26/2012	2011
Dollar General	Adams	MA	—	254	1,016	—	1,270	(291)	10/10/2013	2012
Dollar General	Bangor	MI	—	173	691	—	864	(222)	7/10/2012	2012
Dollar General	Bronson	MI	—	97	436	—	533	(211)	8/6/2014	1965
Dollar General	Cadillac	MI	—	187	747	—	934	(247)	3/16/2012	2012
Dollar General	Camden	MI	—	138	781	—	919	(238)	2/27/2013	2013
Dollar General	Carleton	MI	—	222	666	—	888	(221)	3/16/2012	2011
Dollar General	Covert	MI	—	37	704	—	741	(225)	8/30/2012	2012
Dollar General	Durand	MI	—	181	726	—	907	(237)	5/18/2012	2012
Dollar General	East Jordan	MI	—	125	709	—	834	(228)	7/10/2012	2012
Dollar General	Flint	MI	—	83	743	—	826	(243)	5/18/2012	2012
Dollar General	Flint	MI	—	91	820	—	911	(258)	10/31/2012	2012
Dollar General	Gaylord	MI	—	172	687	—	859	(221)	7/10/2012	2012
Dollar General	Iron River	MI	—	86	777	—	863	(248)	8/30/2012	2012
Dollar General	Manchester	MI	—	213	853	—	1,066	(261)	2/27/2013	2013
Dollar General	Manistique	MI	—	155	876	—	1,031	(268)	2/27/2013	2012
Dollar General	Melvindale	MI	—	242	967	—	1,209	(314)	6/26/2012	2012
Dollar General	Mount Morris	MI	—	110	988	—	1,098	(302)	2/27/2013	2012
Dollar General	Negaunee	MI	—	87	779	—	866	(249)	8/30/2012	2012
Dollar General	Rapid City	MI	—	179	716	—	895	(219)	2/27/2013	2012
Dollar General	Romulus	MI	—	199	794	—	993	(243)	2/27/2013	2011
Dollar General	Roscommon	MI	—	87	781	—	868	(250)	8/30/2012	2012
Dollar General	Wakefield	MI	—	88	794	—	882	(246)	12/19/2012	2012
Dollar General	Albert Lea	MN	—	223	551	161	935	(115)	5/30/2014	1960
Dollar General	Annandale	MN	—	212	848	—	1,060	(247)	8/2/2013	2013
Dollar General	Barnesville	MN	—	86	841	—	927	(231)	2/26/2014	2014
Dollar General	Cohasset	MN	—	87	964	—	1,051	(250)	5/2/2014	2013
Dollar General	Ely	MN	—	174	944	—	1,118	(128)	4/30/2014	2014
Dollar General	Hawley	MN	—	89	803	—	892	(230)	10/16/2013	2013
Dollar General	Melrose	MN	—	96	863	—	959	(268)	12/17/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Milaca	MN	—	102	916	—	1,018	(265)	9/24/2013	2013
Dollar General	Montgomery	MN	—	87	783	—	870	(243)	12/17/2012	2012
Dollar General	Olivia	MN	—	98	884	—	982	(272)	1/31/2013	2012
Dollar General	Pequot Lakes	MN	—	155	880	—	1,035	(257)	8/22/2013	2013
Dollar General	Richmond	MN	—	96	836	—	932	(230)	2/20/2014	2014
Dollar General	Roseau	MN	—	143	808	—	951	(232)	10/30/2013	2013
Dollar General	Rush City	MN	—	126	716	—	842	(230)	7/25/2012	2012
Dollar General	Springfield	MN	—	88	795	—	883	(247)	12/26/2012	2012
Dollar General	Staples	MN	—	150	848	—	998	(245)	9/4/2013	2013
Dollar General	Virginia	MN	—	147	831	—	978	(256)	1/14/2013	2012
Dollar General	Appleton City	MO	—	22	124	—	146	(42)	11/10/2011	2004
Dollar General	Ash Grove	MO	—	35	315	—	350	(107)	11/10/2011	2006
Dollar General	Ashland	MO	—	70	398	135	603	(139)	11/10/2011	2006
Dollar General	Aurora	MO	—	98	881	—	979	(269)	2/28/2013	2013
Dollar General	Auxvasse	MO	300	72	650	—	722	(221)	11/22/2011	2011
Dollar General	Belton	MO	—	105	948	—	1,053	(303)	8/3/2012	2012
Dollar General	Berkeley	MO	—	132	748	—	880	(236)	10/9/2012	2012
Dollar General	Bernie	MO	—	35	314	—	349	(107)	11/10/2011	2007
Dollar General	Billings	MO	—	139	790	—	929	(226)	10/17/2013	2013
Dollar General	Bloomfield	MO	—	23	215	—	238	(72)	11/10/2011	2005
Dollar General	Cardwell	MO	—	89	805	—	894	(257)	8/24/2012	2012
Dollar General	Carterville	MO	—	10	192	—	202	(65)	11/10/2011	2004
Dollar General	Caruthersville	MO	—	98	878	—	976	(279)	9/27/2012	2012
Dollar General	Caulfield	MO	—	139	789	—	928	(245)	12/31/2012	2012
Dollar General	Clarkton	MO	—	19	354	—	373	(121)	11/10/2011	2007
Dollar General	Clever	MO	—	136	542	—	678	(176)	6/19/2012	2010
Dollar General	Conway	MO	300	37	694	—	731	(236)	11/22/2011	2011
Dollar General	De Soto	MO	—	101	912	—	1,013	(279)	2/14/2013	2013
Dollar General	Diamond	MO	—	44	175	—	219	(60)	11/10/2011	2005
Dollar General	Doolittle	MO	—	137	778	—	915	(227)	8/2/2013	2013
Dollar General	Eagle Rock	MO	—	133	786	—	919	(216)	2/26/2014	2014
Dollar General	Edina	MO	—	127	722	—	849	(229)	9/13/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Eldon	MO	—	52	986	—	1,038	(301)	2/14/2013	2013
Dollar General	Ellsinore	MO	—	30	579	—	609	(197)	11/10/2011	2010
Dollar General	Gower	MO	—	118	668	—	786	(214)	8/31/2012	2012
Dollar General	Hallsville	MO	—	29	263	(6)	286	(88)	11/10/2011	2004
Dollar General	Hawk Point	MO	—	177	709	—	886	(226)	8/24/2012	2012
Dollar General	Humansville	MO	—	69	277	—	346	(90)	6/19/2012	2007
Dollar General	Jennings	MO	—	445	826	—	1,271	(266)	7/13/2012	2012
Dollar General	Joplin	MO	—	144	816	—	960	(232)	11/12/2013	2013
Dollar General	Kansas City	MO	—	313	731	—	1,044	(232)	9/21/2012	2012
Dollar General	King City	MO	300	33	625	—	658	(213)	11/22/2011	2010
Dollar General	Laurie	MO	—	102	918	—	1,020	(261)	11/15/2013	2013
Dollar General	Lawson	MO	—	29	162	6	197	(55)	11/10/2011	2003
Dollar General	Lebanon	MO	—	177	708	—	885	(224)	9/24/2012	2012
Dollar General	Lebanon	MO	—	278	835	—	1,113	(265)	9/21/2012	2012
Dollar General	Lexington	MO	—	149	846	—	995	(244)	9/13/2013	2013
Dollar General	Licking	MO	300	76	688	—	764	(234)	11/22/2011	2010
Dollar General	Lilbourn	MO	—	62	554	—	616	(189)	11/10/2011	2010
Dollar General	Lonedell	MO	—	208	833	—	1,041	(251)	4/26/2013	2013
Dollar General	Malden	MO	—	108	974	—	1,082	(284)	8/2/2013	2013
Dollar General	Marble Hill	MO	—	104	935	—	1,039	(297)	9/11/2012	2012
Dollar General	Marionville	MO	—	89	797	—	886	(251)	10/31/2012	2012
Dollar General	Marthasville	MO	300	41	782	—	823	(261)	2/1/2012	2011
Dollar General	Maysville	MO	300	107	607	—	714	(208)	10/31/2011	2010
Dollar General	Morehouse	MO	—	87	783	—	870	(248)	9/7/2012	2012
Dollar General	New Haven	MO	—	176	702	—	878	(231)	4/27/2012	2012
Dollar General	Oak Grove	MO	—	27	106	64	197	(37)	6/19/2012	1999
Dollar General	Oran	MO	—	83	747	—	830	(247)	3/30/2012	2012
Dollar General	Osceola	MO	—	93	835	—	928	(255)	2/19/2013	2012
Dollar General	Ozark	MO	—	190	758	—	948	(249)	4/27/2012	2012
Dollar General	Ozark	MO	—	149	842	—	991	(267)	9/24/2012	2012
Dollar General	Pacific	MO	—	151	853	—	1,004	(277)	6/6/2012	2012
Dollar General	Palmyra	MO	—	40	225	(3)	262	(73)	6/19/2012	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Plattsburg	MO	—	44	843	—	887	(269)	8/9/2012	2012
Dollar General	Qulin	MO	—	30	573	(8)	595	(194)	11/10/2011	2009
Dollar General	Robertsville	MO	—	131	744	—	875	(238)	8/24/2012	2011
Dollar General	Rocky Mount	MO	—	88	789	—	877	(252)	8/31/2012	2012
Dollar General	Rolla	MO	—	209	835	—	1,044	(243)	8/21/2013	2013
Dollar General	Savannah	MO	—	270	811	—	1,081	(236)	8/23/2013	2013
Dollar General	Sedadia	MO	—	273	637	—	910	(202)	9/7/2012	2012
Dollar General	Senath	MO	—	61	552	—	613	(179)	6/19/2012	2010
Dollar General	Seneca	MO	—	47	189	180	416	(73)	6/19/2012	1962
Dollar General	Shelbina	MO	—	101	911	—	1,012	(272)	5/22/2013	2013
Dollar General	Sikeston	MO	—	56	1,056	—	1,112	(352)	2/24/2012	2011
Dollar General	Sikeston	MO	—	144	819	—	963	(262)	8/24/2012	2012
Dollar General	Springfield	MO	—	378	702	—	1,080	(228)	6/14/2012	2012
Dollar General	St. Clair	MO	400	220	879	—	1,099	(297)	12/30/2011	1995
Dollar General	St. James	MO	—	81	244	—	325	(79)	6/19/2012	1999
Dollar General	St. Louis	MO	—	372	692	—	1,064	(221)	8/31/2012	2012
Dollar General	St. Louis	MO	—	260	606	—	866	(192)	9/26/2012	2012
Dollar General	St. Louis	MO	—	215	1,219	—	1,434	(367)	4/30/2013	1995
Dollar General	St. Louis	MO	—	445	1,039	—	1,484	(322)	12/14/2012	2012
Dollar General	Stanberry	MO	300	111	629	—	740	(214)	11/22/2011	2010
Dollar General	Steele	MO	—	31	598	—	629	(204)	11/10/2011	2009
Dollar General	Strafford	MO	—	51	471	—	522	(158)	11/10/2011	2009
Dollar General	Vienna	MO	—	78	704	—	782	(235)	2/24/2012	2011
Dollar General	West Plains	MO	—	90	769	—	859	(211)	2/20/2014	2014
Dollar General	Willow Springs	MO	—	24	213	23	260	(69)	6/19/2012	2002
Dollar General	Windsor	MO	—	86	829	—	915	(228)	2/20/2014	2014
Dollar General	Edwards	MS	300	75	671	—	746	(227)	12/30/2011	2011
Dollar General	Greenville	MS	300	82	739	—	821	(250)	12/30/2011	2011
Dollar General	Hickory	MS	—	77	692	—	769	(223)	7/2/2012	2011
Dollar General	Jackson	MS	—	198	793	—	991	(252)	9/27/2012	2011
Dollar General	Meridian	MS	—	178	713	—	891	(226)	9/13/2012	2011
Dollar General	Meridian	MS	—	40	754	—	794	(239)	9/13/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Moorhead	MS	—	107	606	—	713	(198)	5/1/2012	2011
Dollar General	Natchez	MS	—	166	664	—	830	(215)	6/12/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Soso	MS	—	116	658	—	774	(216)	4/12/2012	2011
Dollar General	Stonewall	MS	—	116	655	—	771	(211)	7/2/2012	2011
Dollar General	Stringer	MS	—	116	655	—	771	(211)	7/2/2012	2011
Dollar General	Walnut Grove	MS	300	71	641	—	712	(217)	12/30/2011	2011
Dollar General	Edenton	NC	—	240	1,025	—	1,265	(283)	2/28/2014	2013
Dollar General	Fayetteville	NC	300	216	647	—	863	(216)	2/6/2012	2011
Dollar General	Hendersonville	NC	—	360	1,034	—	1,394	(282)	2/7/2014	2013
Dollar General	Hickory	NC	—	89	804	—	893	(257)	8/13/2012	2012
Dollar General	Morganton	NC	—	472	1,108	—	1,580	(306)	2/7/2014	2013
Dollar General	Ocean Isle Beach	NC	400	341	633	—	974	(211)	2/6/2012	2011
Dollar General	Tryon	NC	—	139	789	—	928	(252)	8/13/2012	2012
Dollar General	Vass	NC	300	226	528	—	754	(176)	2/6/2012	2011
Dollar General	Farmington	NM	—	269	807	—	1,076	(256)	9/6/2012	2012
Dollar General	Farmington	NM	—	224	898	—	1,122	(264)	7/11/2013	2013
Dollar General	Modena	NY	—	249	996	—	1,245	(286)	10/10/2013	2012
Dollar General	Fairfield	OH	—	131	1,272	—	1,403	(330)	2/7/2014	2013
Dollar General	Forest	OH	300	76	681	—	757	(234)	10/31/2011	2010
Dollar General	Gratis	OH	—	161	1,042	—	1,203	(288)	2/18/2014	2013
Dollar General	Greenfield	OH	400	110	986	—	1,096	(329)	2/23/2012	2011
Dollar General	Hicksville	OH	—	156	1,490	—	1,646	(389)	2/7/2014	2012
Dollar General	Loudonville	OH	—	236	945	—	1,181	(307)	6/6/2012	2012
Dollar General	Lowell	OH	—	157	1,114	—	1,271	(292)	2/7/2014	2012
Dollar General	Lucasville	OH	—	223	893	—	1,116	(292)	5/16/2012	2012
Dollar General	New Charlisle	OH	—	215	860	—	1,075	(277)	7/10/2012	2012
Dollar General	New Matamoras	OH	300	123	696	—	819	(239)	10/31/2011	2010
Dollar General	Payne	OH	300	81	729	—	810	(250)	10/31/2011	2010
Dollar General	Pemberville	OH	—	146	1,059	—	1,205	(282)	2/7/2014	2012
Dollar General	Pleasant City	OH	300	131	740	—	871	(254)	10/31/2011	2010
Dollar General	Powhatan Point	OH	—	138	784	—	922	(230)	7/2/2013	2014
Dollar General	Sandusky	OH	—	210	1,700	—	1,910	(443)	2/7/2014	2012
Dollar General	Toledo	OH	—	252	1,149	—	1,401	(303)	2/7/2014	2012
Dollar General	Wheelersburg	OH	—	395	1,132	—	1,527	(311)	2/25/2014	1925

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Broken Bow	OK	—	331	1,325	—	1,656	(309)	5/19/2014	2012
Dollar General	Calera	OK	—	136	770	—	906	(246)	8/31/2012	2010
Dollar General	Commerce	OK	—	38	341	(6)	373	(115)	11/10/2011	2006
Dollar General	Hartshorne	OK	—	100	898	—	998	(287)	8/31/2012	2010
Dollar General	Lexington	OK	—	85	761	—	846	(243)	8/31/2012	2010
Dollar General	Maud	OK	—	76	688	—	764	(220)	8/31/2012	2010
Dollar General	Maysville	OK	—	41	785	—	826	(251)	8/31/2012	2010
Dollar General	Ponca City	OK	—	145	1,161	—	1,306	(302)	2/7/2014	2012
Dollar General	Rush Spring	OK	—	87	779	—	866	(249)	8/31/2012	2010
Dollar General	Sand Springs	OK	—	143	811	—	954	(234)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	43	819	—	862	(237)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	198	791	—	989	(229)	9/3/2013	2012
Dollar General	Tahlequah	OK	—	123	1,101	—	1,224	(285)	2/7/2014	2012
Dollar General	Wagoner	OK	—	31	1,076	—	1,107	(280)	2/7/2014	2012
Dollar General	Pleasantville	PA	—	163	941	—	1,104	(254)	3/24/2014	2013
Dollar General	Sykesville	PA	—	68	1,075	—	1,143	(289)	3/24/2014	2013
Dollar General	Wattsburg	PA	—	96	1,031	—	1,127	(277)	3/24/2014	2014
Dollar General	Holly Hill	SC	1,983	259	2,333	—	2,592	(707)	3/6/2013	2013
Dollar General	West Union	SC	—	46	868	—	914	(255)	7/3/2013	2011
Dollar General	Doyle	TN	—	75	679	—	754	(217)	8/22/2012	2012
Dollar General	Manchester	TN	—	114	646	—	760	(208)	7/26/2012	2012
Dollar General	Mcminnville	TN	—	120	679	—	799	(219)	7/12/2012	2012
Dollar General	Pleasant Hill	TN	300	39	747	—	786	(253)	12/30/2011	2011
Dollar General	Adkins	TX	—	157	889	—	1,046	(276)	12/31/2012	2012
Dollar General	Amarillo	TX	—	97	877	—	974	(255)	8/13/2013	2013
Dollar General	Amarillo	TX	—	153	866	—	1,019	(252)	8/2/2013	2013
Dollar General	Amarillo	TX	—	198	794	—	992	(233)	7/11/2013	2013
Dollar General	Avinger	TX	—	44	830	—	874	(242)	8/8/2013	2013
Dollar General	Beeville	TX	—	90	810	—	900	(253)	11/19/2012	2012
Dollar General	Belton	TX	—	89	804	—	893	(246)	2/28/2013	2013
Dollar General	Belton	TX	—	145	821	—	966	(260)	9/13/2012	2012
Dollar General	Blessing	TX	—	83	745	—	828	(231)	12/18/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Boling	TX	—	92	831	—	923	(242)	8/13/2013	2013
Dollar General	Brookeland	TX	—	93	840	—	933	(245)	8/15/2013	2013
Dollar General	Bryan	TX	—	148	840	—	988	(266)	9/14/2012	2012
Dollar General	Bryan	TX	—	193	772	—	965	(245)	9/14/2012	2012
Dollar General	Bryan	TX	—	185	740	—	925	(236)	8/31/2012	2009
Dollar General	Buchanan Dam	TX	—	145	820	—	965	(260)	9/28/2012	2012
Dollar General	Canyon Lake	TX	—	149	843	—	992	(265)	10/12/2012	2012
Dollar General	Cedar Creek	TX	—	291	680	—	971	(213)	11/16/2012	2012
Dollar General	Como	TX	—	76	683	—	759	(225)	4/20/2012	2012
Dollar General	Corpus Christi	TX	—	270	809	—	1,079	(251)	12/26/2012	2012
Dollar General	Diana	TX	—	186	743	—	929	(217)	8/27/2013	2013
Dollar General	Donna	TX	—	136	768	—	904	(244)	9/11/2012	2012
Dollar General	Donna	TX	—	200	799	—	999	(252)	10/12/2012	2012
Dollar General	Donna	TX	—	145	820	—	965	(252)	1/31/2013	2012
Dollar General	Edinburg	TX	—	136	769	—	905	(244)	9/7/2012	2012
Dollar General	Edinburg	TX	—	102	914	—	1,016	(268)	7/16/2013	2013
Dollar General	Elmendorf	TX	—	94	847	—	941	(267)	10/23/2012	2012
Dollar General	Ganado	TX	—	95	857	—	952	(250)	8/13/2013	2013
Dollar General	Gladewater	TX	—	184	736	—	920	(235)	8/31/2012	2009
Dollar General	Gordonville	TX	—	38	717	—	755	(236)	4/20/2012	2012
Dollar General	Kyle	TX	—	132	747	—	879	(237)	9/26/2012	2012
Dollar General	Kyle	TX	—	101	910	—	1,011	(257)	12/6/2013	2013
Dollar General	La Marque	TX	—	102	917	—	1,019	(293)	8/31/2012	2010
Dollar General	Lacy Lakeview	TX	—	146	826	—	972	(258)	11/16/2012	2012
Dollar General	Laredo	TX	—	253	758	—	1,011	(244)	7/31/2012	2012
Dollar General	Littleriver Acdmy	TX	—	122	693	—	815	(228)	4/27/2012	2012
Dollar General	Lubbock	TX	—	267	801	—	1,068	(256)	8/31/2012	2010
Dollar General	Lubbock	TX	—	199	796	—	995	(232)	8/28/2013	2013
Dollar General	Lubbock	TX	—	148	841	—	989	(251)	5/16/2013	2013
Dollar General	Lubbock	TX	—	41	825	—	866	(226)	2/20/2014	2014
Dollar General	Lyford	TX	300	80	724	—	804	(245)	12/30/2011	2010
Dollar General	Lytle	TX	—	243	971	—	1,214	(278)	10/30/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Mercedes	TX	—	215	859	—	1,074	(250)	8/2/2013	2013
Dollar General	Mission	TX	—	158	894	—	1,052	(271)	3/27/2013	2013
Dollar General	Moody	TX	—	41	781	—	822	(231)	6/11/2013	2013
Dollar General	Mount Pleasant	TX	—	214	858	—	1,072	(274)	8/31/2012	2009
Dollar General	New Braunfels	TX	—	205	818	—	1,023	(261)	8/31/2012	2012
Dollar General	New Braunfels	TX	—	95	855	—	950	(261)	2/14/2013	2013
Dollar General	New Braunfels	TX	—	156	883	—	1,039	(253)	10/30/2013	2013
Dollar General	Orange	TX	—	277	1,150	—	1,427	(290)	2/7/2014	2012
Dollar General	Poteet	TX	400	96	864	—	960	(296)	10/31/2011	2010
Dollar General	Presidio	TX	—	72	1,370	—	1,442	(415)	3/28/2013	2013
Dollar General	Progreso	TX	400	169	957	—	1,126	(328)	10/31/2011	2010
Dollar General	Rio Grande City	TX	300	137	779	—	916	(267)	10/31/2011	2010
Dollar General	Rio Grande City	TX	—	163	652	—	815	(218)	2/1/2012	2011
Dollar General	Roma	TX	500	253	1,010	—	1,263	(347)	10/31/2011	2010
Dollar General	San Antonio	TX	—	252	756	—	1,008	(238)	10/22/2012	2012
Dollar General	San Antonio	TX	—	222	888	—	1,110	(280)	10/22/2012	2012
Dollar General	San Antonio	TX	—	163	926	—	1,089	(283)	2/14/2013	2013
Dollar General	San Antonio	TX	—	271	812	—	1,083	(242)	5/23/2013	2013
Dollar General	San Antonio	TX	—	239	956	—	1,195	(290)	3/11/2013	2013
Dollar General	San Antonio	TX	—	220	880	—	1,100	(259)	7/9/2013	2013
Dollar General	San Antonio	TX	—	333	776	—	1,109	(226)	8/13/2013	2013
Dollar General	San Benito	TX	—	202	807	—	1,009	(235)	8/23/2013	2013
Dollar General	San Juan	TX	—	169	956	—	1,125	(272)	11/15/2013	2013
Dollar General	San Leon	TX	—	87	786	—	873	(249)	9/25/2012	2012
Dollar General	Silsbee	TX	—	43	810	—	853	(261)	7/6/2012	2012
Dollar General	Skidmore	TX	—	90	811	—	901	(248)	2/14/2013	2013
Dollar General	Sullivan City	TX	—	165	876	—	1,041	(240)	2/26/2014	2014
Dollar General	Texarkana	TX	—	136	772	—	908	(221)	10/25/2013	2013
Dollar General	Troy	TX	—	93	841	—	934	(267)	9/12/2012	2012
Dollar General	Tyler	TX	—	219	875	—	1,094	(280)	8/31/2012	2010
Dollar General	Tyler	TX	—	602	956	—	1,558	(266)	2/7/2014	2013
Dollar General	Victoria	TX	—	91	817	—	908	(252)	1/31/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Dollar General	Vidor	TX	—	—	1,182	—	1,182	(298)	2/7/2014	2012
Dollar General	Waco	TX	—	192	767	—	959	(245)	8/31/2012	2012
Dollar General	Weslaco	TX	—	215	862	—	1,077	(273)	9/24/2012	2012
Dollar General	Weslaco	TX	—	205	822	—	1,027	(236)	10/16/2013	2013
Dollar General	Burkeville	VA	—	160	906	—	1,066	(296)	5/8/2012	2012
Dollar General	Danville	VA	300	155	621	—	776	(207)	2/6/2012	2011
Dollar General	Hopewell	VA	500	584	713	—	1,297	(238)	2/6/2012	2011
Dollar General	Hot Springs	VA	400	283	661	—	944	(220)	2/6/2012	2011
Dollar General	Richmond	VA	400	242	726	—	968	(242)	2/6/2012	2011
Dollar General	Mellen	WI	300	79	711	—	790	(241)	12/30/2011	2011
Dollar General	Minong	WI	300	38	727	—	765	(246)	12/30/2011	2011
Dollar General	Solon Springs	WI	300	76	685	—	761	(232)	12/30/2011	2011
Dollar General	Chelyan	WV	—	273	1,092	—	1,365	(316)	9/27/2013	2013
Dollar General	Cowen	WV	—	196	783	—	979	(241)	1/16/2013	2012
Dollar General	Elkview	WV	—	274	823	—	1,097	(240)	8/2/2013	2013
Dollar General	Mcmechen	WV	—	91	819	—	910	(252)	1/9/2013	2012
Dollar General	Millwood	WV	—	98	881	—	979	(259)	7/2/2013	2013
Dollar General	Oceana	WV	—	317	1,023	—	1,340	(192)	11/20/2014	2014
Dollar Tree	Huntsville	AL	—	476	1,092	—	1,568	(199)	8/29/2014	2014
Dollar Tree	Beverly Hills	FL	—	409	965	—	1,374	(182)	8/28/2014	2013
Dollar Tree	Bonita Springs	FL	—	672	918	—	1,590	(261)	2/7/2014	2013
Dollar Tree	Chiefland	FL	—	322	1,123	—	1,445	(302)	3/31/2014	2013
Dollar Tree	Fort Myers	FL	973	189	1,344	—	1,533	(353)	2/7/2014	2002
Dollar Tree	Ormond Beach	FL	—	573	860	—	1,433	(255)	6/4/2013	2008
Dollar Tree	Oviedo	FL	—	469	848	—	1,317	(234)	2/19/2014	2013
Dollar Tree	Des Moines	IA	—	152	863	6	1,021	(252)	8/30/2013	1995
Dollar Tree	Lombard	IL	—	1,008	543	—	1,551	(153)	12/12/2013	1967
Dollar Tree	Baton Rouge	LA	—	377	716	—	1,093	(202)	2/7/2014	2003
Dollar Tree	Burton	MI	866	131	1,164	—	1,295	(317)	2/7/2014	2003
Dollar Tree	Winona	MS	—	146	585	—	731	(188)	7/31/2012	2012
Dollar Tree	Hoosick Falls	NY	—	181	724	—	905	(218)	4/26/2013	2013
Dollar Tree	Caldwell	TX	—	138	552	387	1,077	(180)	5/29/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Duluth Trading Co	South Portland	ME	—	811	3,254	—	4,065	(4)	12/13/2018	2018
Duluth Trading Co	West Fargo	ND	—	1,099	3,208	—	4,307	(68)	4/27/2018	2018
Duluth Trading Co	Avon	OH	—	1,088	3,671	—	4,759	(159)	10/20/2017	2017
Duluth Trading Co	Waukesha	WI	—	857	4,067	—	4,924	(123)	12/14/2017	2017
Dunkin Donuts/Baskin-Robbins	Dearborn Heights	MI	—	230	846	—	1,076	(248)	6/27/2013	1995
Earhart Corporate Center	Ann Arbor	MI	26,437	3,520	39,639	(6,281)	36,878	(3,778)	11/5/2013	2006
Eastchase Central	Montgomery	AL	—	1,480	9,117	314	10,911	(379)	11/17/2017	2017
Eegee's	Tucson	AZ	—	357	436	—	793	(122)	7/31/2013	1990
Einstein Bros. Bagels	Dearborn	MI	—	190	724	—	914	(212)	6/27/2013	1995
Elite Production Services	Cuero	TX	—	127	982	—	1,109	(199)	6/25/2014	2014
EMC Corporation	Bedford	MA	50,684	16,594	75,137	203	91,934	(17,067)	2/7/2014	2001
Energy Maintenance Services US	Pasadena	TX	—	393	2,878	—	3,271	(583)	6/12/2014	2011
Evans Exchange	Evans	GA	6,420	3,452	9,821	18	13,291	(2,530)	2/7/2014	2009
Experian	Schaumburg	IL	—	5,935	26,003	(5,777)	26,161	(3,003)	2/7/2014	1986
Express Energy Services	Pleasanton	TX	—	413	5,541	—	5,954	(1,125)	6/12/2014	2012
Express Scripts	St. Louis	MO	—	5,706	32,333	—	38,039	(11,521)	1/25/2012	2011
Exterran Energy Solutions	Fort Worth	TX	—	1,360	5,704	—	7,064	(1,164)	9/5/2014	2011
Eyemart Express	Port Arthur	TX	8,077	3,331	14,992	152	18,475	(3,619)	2/7/2014	2008
Family Dollar	Bessemer	AL	—	295	1,301	—	1,596	(292)	6/16/2014	2014
Family Dollar	Camden	AL	—	137	851	—	988	(206)	5/29/2014	2014
Family Dollar	Grove Hill	AL	—	144	741	—	885	(139)	7/24/2014	2013
Family Dollar	Hayneville	AL	—	172	722	—	894	(189)	5/7/2014	2013
Family Dollar	Hoover	AL	—	368	1,153	—	1,521	(218)	8/29/2014	2014
Family Dollar	Huntsville	AL	—	628	924	—	1,552	(154)	1/12/2015	2014
Family Dollar	Jemison	AL	757	143	997	—	1,140	(273)	2/7/2014	2011
Family Dollar	Marion	AL	—	247	780	—	1,027	(148)	7/30/2014	2014
Family Dollar	Millbrook	AL	—	316	1,052	—	1,368	(197)	8/28/2014	2013
Family Dollar	Montgomery	AL	—	218	847	—	1,065	(160)	8/28/2014	2013
Family Dollar	Montgomery	AL	959	533	936	—	1,469	(261)	2/7/2014	2010
Family Dollar	Wilmer	AL	—	221	791	—	1,012	(190)	5/29/2014	2014
Family Dollar	El Dorado	AR	—	151	806	—	957	(175)	8/28/2014	1988
Family Dollar	El Dorado	AR	663	49	1,003	—	1,052	(257)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Hot Springs	AR	—	247	845	—	1,092	(226)	2/7/2014	2011
Family Dollar	Jacksonville	AR	571	155	758	—	913	(195)	2/7/2014	2002
Family Dollar	Little Rock	AR	467	125	629	—	754	(161)	2/7/2014	2002
Family Dollar	Ash Fork	AZ	—	123	1,015	—	1,138	(190)	8/28/2014	2013
Family Dollar	Avondale	AZ	974	603	882	—	1,485	(248)	2/7/2014	2002
Family Dollar	Casa Grande	AZ	—	454	313	—	767	(98)	2/7/2014	2003
Family Dollar	Coolidge	AZ	603	126	785	—	911	(214)	2/7/2014	2000
Family Dollar	Duncan	AZ	—	98	895	—	993	(168)	8/28/2014	2013
Family Dollar	Fort Mohave	AZ	—	302	571	—	873	(164)	2/7/2014	2001
Family Dollar	Golden Valley	AZ	—	110	772	—	882	(169)	8/28/2014	2001
Family Dollar	Guadalupe	AZ	—	400	584	—	984	(168)	2/7/2014	2004
Family Dollar	Mohave Valley	AZ	—	302	281	—	583	(88)	2/7/2014	2003
Family Dollar	Phoenix	AZ	—	303	712	—	1,015	(153)	8/28/2014	2004
Family Dollar	Phoenix	AZ	—	416	1,229	—	1,645	(226)	8/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Phoenix	AZ	—	1,109	767	—	1,876	(228)	2/7/2014	2003
Family Dollar	Phoenix	AZ	1,040	504	1,079	—	1,583	(298)	2/7/2014	2003
Family Dollar	Dacano	CO	757	155	959	—	1,114	(267)	2/7/2014	2003
Family Dollar	Fort Lupton	CO	916	154	1,180	—	1,334	(326)	2/7/2014	1961
Family Dollar	Rangely	CO	—	66	593	—	659	(194)	5/4/2012	2010
Family Dollar	New Britain	CT	—	484	1,280	26	1,790	(231)	10/14/2014	2013
Family Dollar	Wilmington	DE	—	540	1,218	—	1,758	(199)	4/21/2015	2015
Family Dollar	Altha	FL	—	126	727	—	853	(206)	2/7/2014	2011
Family Dollar	Anthony	FL	—	242	1,037	—	1,279	(200)	10/30/2014	2014
Family Dollar	Apopka	FL	1,127	518	1,402	—	1,920	(355)	2/7/2014	2011
Family Dollar	Auburndale	FL	—	314	951	—	1,265	(177)	8/28/2014	2013
Family Dollar	Belleview	FL	—	332	829	—	1,161	(219)	2/7/2014	2013
Family Dollar	Bristol	FL	631	202	727	—	929	(208)	2/7/2014	2011
Family Dollar	Bunnell	FL	—	188	936	—	1,124	(178)	8/28/2014	2013
Family Dollar	Cape Coral	FL	—	675	1,190	—	1,865	(322)	3/5/2014	2013
Family Dollar	Citra	FL	—	47	1,038	—	1,085	(192)	8/28/2014	2013
Family Dollar	Clearwater	FL	—	425	1,006	—	1,431	(183)	8/22/2014	2014
Family Dollar	Deland	FL	1,057	492	1,293	—	1,785	(333)	2/7/2014	2011
Family Dollar	Deltona	FL	686	171	1,074	—	1,245	(262)	2/7/2014	2004
Family Dollar	Deltona	FL	1,042	206	1,578	—	1,784	(397)	2/7/2014	2011
Family Dollar	Fort Meade	FL	417	211	606	—	817	(144)	2/7/2014	2000
Family Dollar	Fountain	FL	—	202	825	—	1,027	(157)	8/28/2014	2014
Family Dollar	Gainesville	FL	1,002	423	1,263	(16)	1,670	(322)	2/7/2014	2011
Family Dollar	Graceville	FL	—	367	810	—	1,177	(217)	4/30/2014	2013
Family Dollar	Jacksonville	FL	1,028	271	1,121	—	1,392	(278)	2/7/2014	2011
Family Dollar	Jacksonville	FL	789	545	1,173	—	1,718	(303)	2/7/2014	2008
Family Dollar	Lake Alfred	FL	—	484	1,006	—	1,490	(151)	12/23/2014	2014
Family Dollar	Lake City	FL	622	186	872	—	1,058	(224)	2/7/2014	2011
Family Dollar	Lake Panasoffkee	FL	—	237	696	—	933	(189)	3/25/2014	2013
Family Dollar	Lakeland	FL	732	339	785	—	1,124	(217)	2/7/2014	2003
Family Dollar	Largo	FL	—	844	962	—	1,806	(266)	2/7/2014	2013
Family Dollar	Middleburg	FL	—	274	822	—	1,096	(243)	6/4/2013	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Milton	FL	644	544	683	—	1,227	(163)	2/7/2014	2010
Family Dollar	Mulberry	FL	—	131	1,156	—	1,287	(214)	8/28/2014	2013
Family Dollar	Ocala	FL	—	108	816	—	924	(161)	8/28/2014	2005
Family Dollar	Ocala	FL	—	344	1,251	—	1,595	(316)	2/7/2014	2006
Family Dollar	Ocala	FL	968	554	984	—	1,538	(266)	2/7/2014	2011
Family Dollar	Okeechobee	FL	894	655	580	—	1,235	(187)	2/7/2014	2011
Family Dollar	Orlando	FL	—	349	1,294	—	1,643	(236)	8/28/2014	2014
Family Dollar	Orlando	FL	—	291	1,286	—	1,577	(235)	8/28/2014	2013
Family Dollar	Ormond Beach	FL	—	675	1,152	—	1,827	(294)	2/7/2014	2011
Family Dollar	Palatka	FL	—	316	1,054	—	1,370	(281)	4/25/2014	2014
Family Dollar	Pembroke Park	FL	1,141	656	944	—	1,600	(284)	2/7/2014	2006
Family Dollar	Pensacola	FL	—	69	1,085	—	1,154	(198)	8/28/2014	2013
Family Dollar	Pensacola	FL	559	146	907	—	1,053	(218)	2/7/2014	2003
Family Dollar	Plant City	FL	—	279	1,040	—	1,319	(264)	2/7/2014	2004
Family Dollar	Plant City	FL	1,173	712	1,113	—	1,825	(307)	2/7/2014	2005
Family Dollar	Sebring	FL	—	492	1,063	—	1,555	(208)	6/24/2014	2014
Family Dollar	St Petersburg	FL	1,093	690	1,000	—	1,690	(279)	2/7/2014	2011
Family Dollar	Tallahassee	FL	—	632	871	—	1,503	(249)	2/7/2014	2011
Family Dollar	Tampa	FL	1,005	531	1,062	—	1,593	(287)	2/7/2014	2008
Family Dollar	Tampa	FL	1,168	773	1,057	—	1,830	(291)	2/7/2014	2011
Family Dollar	Tampa	FL	—	552	792	—	1,344	(212)	2/7/2014	2013
Family Dollar	Winter Haven	FL	—	534	942	—	1,476	(117)	8/8/2014	2014
Family Dollar	Zellwood	FL	—	272	1,005	—	1,277	(183)	8/22/2014	2014
Family Dollar	Abbeville	GA	—	163	768	—	931	(152)	5/29/2014	2014
Family Dollar	Acworth	GA	—	489	901	—	1,390	(172)	8/28/2014	2013
Family Dollar	Alma	GA	—	79	954	—	1,033	(177)	8/28/2014	1982
Family Dollar	Claxton	GA	—	322	665	—	987	(175)	5/14/2014	2014
Family Dollar	Cordele	GA	—	136	1,049	—	1,185	(204)	4/30/2014	2014
Family Dollar	Fayetteville	GA	—	217	1,203	—	1,420	(208)	11/20/2014	2014
Family Dollar	Helena	GA	—	242	790	—	1,032	(218)	2/19/2014	2013
Family Dollar	Jeffersonville	GA	—	153	926	—	1,079	(171)	8/15/2014	2014
Family Dollar	Lenox	GA	—	90	809	—	899	(253)	11/9/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Lindale	GA	—	227	966	—	1,193	(184)	8/28/2014	2014
Family Dollar	Macon	GA	—	300	893	—	1,193	(169)	8/28/2014	2013
Family Dollar	Macon	GA	673	230	851	—	1,081	(230)	2/7/2014	2011
Family Dollar	Marietta	GA	—	366	749	—	1,115	(207)	2/19/2014	2013
Family Dollar	Marietta	GA	—	582	1,126	—	1,708	(210)	8/28/2014	2013
Family Dollar	Omega	GA	—	167	716	—	883	(194)	3/12/2014	2013
Family Dollar	Richland	GA	—	125	859	—	984	(162)	8/28/2014	2014
Family Dollar	Riverdale	GA	—	310	1,188	—	1,498	(213)	9/26/2014	2014
Family Dollar	Vienna	GA	—	62	721	—	783	(196)	3/12/2014	2013
Family Dollar	Des Moines	IA	822	411	871	—	1,282	(241)	2/7/2014	2003
Family Dollar	Fort Dodge	IA	408	152	449	—	601	(131)	2/7/2014	2002
Family Dollar	Arco	ID	—	76	684	—	760	(217)	9/18/2012	2012
Family Dollar	Homedale	ID	973	59	1,387	—	1,446	(376)	2/7/2014	2006
Family Dollar	Kimberly	ID	—	219	657	—	876	(197)	4/10/2013	2013
Family Dollar	Mount Vernon	IL	—	117	1,050	—	1,167	(309)	7/11/2013	2012
Family Dollar	Pulaski	IL	—	31	588	—	619	(182)	12/31/2012	2012
Family Dollar	University Park	IL	—	295	688	—	983	(197)	10/29/2013	2013
Family Dollar	Brookston	IN	—	126	715	—	841	(225)	10/1/2012	2012
Family Dollar	Indianapolis	IN	613	375	707	—	1,082	(175)	2/7/2014	2003
Family Dollar	Lake Village	IN	—	154	752	—	906	(393)	4/30/2014	2013
Family Dollar	Mitchell	IN	—	101	1,119	—	1,220	(214)	8/28/2014	2014
Family Dollar	Princeton	IN	526	300	486	—	786	(137)	2/7/2014	2000
Family Dollar	Seymour	IN	—	238	764	—	1,002	(213)	2/7/2014	2003
Family Dollar	Terre Haute	IN	394	235	427	—	662	(115)	2/7/2014	2011
Family Dollar	Greensburg	KS	—	80	718	—	798	(208)	9/9/2013	2012
Family Dollar	Kansas City	KS	—	290	1,170	(5)	1,455	(225)	11/6/2014	1995
Family Dollar	Kansas City	KS	—	352	1,026	—	1,378	(200)	12/18/2014	1995
Family Dollar	Kansas City	KS	982	154	1,367	—	1,521	(361)	2/7/2014	2002
Family Dollar	Topeka	KS	—	177	1,405	—	1,582	(383)	2/7/2014	2004
Family Dollar	Wichita	KS	—	216	1,035	—	1,251	(191)	8/28/2014	2013
Family Dollar	Bowling Green	KY	—	334	951	—	1,285	(178)	8/28/2014	2013
Family Dollar	Carlisle	KY	—	157	871	—	1,028	(166)	8/28/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Garrison	KY	—	134	737	—	871	(214)	2/20/2014	2012
Family Dollar	Rockholds	KY	—	121	988	—	1,109	(190)	8/28/2014	2014
Family Dollar	Abbeville	LA	740	141	949	—	1,090	(263)	2/7/2014	2005
Family Dollar	Alexandria	LA	458	168	579	—	747	(155)	2/7/2014	2005
Family Dollar	Arcadia	LA	—	51	704	—	755	(207)	2/20/2014	2010
Family Dollar	Avondale	LA	—	381	1,255	—	1,636	(234)	8/28/2014	2013
Family Dollar	Chalmette	LA	—	751	615	—	1,366	(201)	5/3/2012	2011
Family Dollar	Farmerville	LA	722	110	968	—	1,078	(263)	2/7/2014	2003
Family Dollar	Kentwood	LA	683	117	877	—	994	(244)	2/7/2014	2003
Family Dollar	New Orleans	LA	1,146	547	1,252	—	1,799	(337)	2/7/2014	2005
Family Dollar	Shreveport	LA	892	177	1,177	—	1,354	(317)	2/7/2014	2005
Family Dollar	Tickfaw	LA	—	181	543	—	724	(180)	3/30/2012	2011
Family Dollar	Westwego	LA	—	332	1,052	—	1,384	(201)	8/28/2014	2013
Family Dollar	Lynn	MA	1,222	400	1,547	—	1,947	(407)	2/7/2014	2003
Family Dollar	Barryton	MI	—	32	599	—	631	(186)	12/18/2012	2012
Family Dollar	Birch Run	MI	—	81	729	86	896	(227)	7/11/2013	1950
Family Dollar	Brooklyn	MI	—	150	634	—	784	(176)	2/7/2014	2002
Family Dollar	Detroit	MI	—	130	1,169	—	1,299	(365)	11/27/2012	2011
Family Dollar	Detroit	MI	—	106	956	—	1,062	(285)	5/2/2013	1964
Family Dollar	Detroit	MI	—	110	1,051	—	1,161	(205)	8/28/2014	2005
Family Dollar	Flint	MI	—	162	1,027	—	1,189	(306)	2/26/2014	2014
Family Dollar	Hudson	MI	833	108	1,020	—	1,128	(295)	2/7/2014	2005
Family Dollar	Jackson	MI	—	93	525	—	618	(152)	9/12/2013	2007
Family Dollar	Kentwood	MI	739	389	919	—	1,308	(227)	2/7/2014	2001
Family Dollar	Monroe	MI	—	243	1,061	—	1,304	(200)	8/28/2014	2013
Family Dollar	Newaygo	MI	689	317	677	—	994	(197)	2/7/2014	2002
Family Dollar	Pontiac	MI	962	136	1,249	—	1,385	(347)	2/7/2014	2003
Family Dollar	Remus	MI	—	49	992	—	1,041	(289)	1/2/2014	2012
Family Dollar	Saginaw	MI	—	164	1,086	—	1,250	(304)	2/7/2014	2003
Family Dollar	Tustin	MI	—	33	633	—	666	(196)	12/18/2012	1995
Family Dollar	Crosby	MN	—	49	928	—	977	(273)	7/11/2013	1985
Family Dollar	Ely	MN	—	231	1,008	—	1,239	(286)	2/27/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Intrnatnl Falls	MN	—	32	608	—	640	(176)	9/30/2013	1966
Family Dollar	St. Peter	MN	409	93	566	—	659	(146)	2/7/2014	1960
Family Dollar	Berkeley	MO	969	179	1,391	—	1,570	(357)	2/7/2014	2003
Family Dollar	Kansas City	MO	683	277	812	—	1,089	(215)	2/7/2014	2003
Family Dollar	Kansas City	MO	1,211	119	1,705	—	1,824	(458)	2/7/2014	2004
Family Dollar	Kansas City	MO	970	142	1,338	—	1,480	(357)	2/7/2014	2004
Family Dollar	Marble Hill	MO	—	38	719	—	757	(210)	8/29/2013	2013
Family Dollar	Raytown	MO	—	415	—	1,287	1,702	(203)	2/20/2015	2014
Family Dollar	St Louis	MO	—	168	671	(4)	835	(219)	4/2/2012	2006
Family Dollar	St Louis	MO	972	215	1,357	—	1,572	(351)	2/7/2014	2003
Family Dollar	St Louis	MO	—	258	1,310	—	1,568	(339)	2/7/2014	2003
Family Dollar	St. Louis	MO	—	445	1,038	—	1,483	(327)	10/23/2012	2012
Family Dollar	Bassfield	MS	—	96	752	—	848	(217)	2/19/2014	2013
Family Dollar	Biloxi	MS	—	310	575	—	885	(190)	3/30/2012	2012
Family Dollar	Canton	MS	—	210	1,142	—	1,352	(213)	8/28/2014	2013
Family Dollar	Carriere	MS	—	200	599	—	799	(199)	3/30/2012	2012
Family Dollar	D'Iberville	MS	—	241	561	1	803	(183)	5/21/2012	2012
Family Dollar	Drew	MS	—	11	1,039	—	1,050	(228)	8/28/2014	1989
Family Dollar	Greenville	MS	—	125	872	—	997	(238)	2/7/2014	2011
Family Dollar	Gulfport	MS	—	209	626	—	835	(204)	5/21/2012	2012
Family Dollar	Gulfport	MS	—	270	629	—	899	(200)	9/20/2012	2012
Family Dollar	Gulfport	MS	—	218	654	—	872	(204)	11/15/2012	2012
Family Dollar	Gulfport	MS	—	312	1,237	—	1,549	(338)	2/7/2014	2007
Family Dollar	Hattiesburg	MS	—	225	674	—	899	(207)	1/30/2013	2012
Family Dollar	Horn Lake	MS	—	225	676	—	901	(216)	8/22/2012	2012
Family Dollar	Kiln	MS	—	106	650	—	756	(203)	11/14/2012	2012
Family Dollar	Laurel	MS	—	225	723	—	948	(209)	2/19/2014	2013
Family Dollar	Natchez	MS	—	289	749	—	1,038	(184)	8/28/2014	1982
Family Dollar	Okolona	MS	—	64	578	—	642	(186)	7/31/2012	2012
Family Dollar	Pearl	MS	—	342	1,001	—	1,343	(186)	8/28/2014	2013
Family Dollar	Philadelphia	MS	—	53	897	—	950	(171)	8/28/2014	2014
Family Dollar	Anaconda	MT	—	164	1,058	—	1,222	(207)	9/30/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Ennis	MT	—	246	—	773	1,019	(182)	1/8/2015	2014
Family Dollar	Three Forks	MT	—	250	—	953	1,203	(134)	8/20/2014	2014
Family Dollar	Whitehall	MT	—	132	—	1,064	1,196	(247)	3/19/2015	1995
Family Dollar	Asheboro	NC	—	251	932	—	1,183	(180)	8/28/2014	2014
Family Dollar	Boiling Springs	NC	—	322	767	—	1,089	(141)	8/28/2014	2013
Family Dollar	Burlington	NC	—	291	694	—	985	(132)	8/28/2014	2012
Family Dollar	Charlotte	NC	—	352	985	—	1,337	(262)	4/15/2014	2014
Family Dollar	Charlotte	NC	—	490	1,066	—	1,556	(198)	7/2/2014	2014
Family Dollar	Charlotte	NC	—	412	992	—	1,404	(186)	6/25/2014	2014
Family Dollar	Ellerbe	NC	—	225	781	—	1,006	(186)	5/29/2014	2014
Family Dollar	Fayetteville	NC	—	267	682	—	949	(185)	3/14/2014	2013
Family Dollar	Hickory	NC	—	215	785	—	1,000	(149)	8/28/2014	2014
Family Dollar	Hiddenite	NC	—	221	832	—	1,053	(158)	8/28/2014	2013
Family Dollar	Liberty	NC	—	243	802	—	1,045	(152)	8/28/2014	2013
Family Dollar	Lumberton	NC	—	151	603	—	754	(174)	9/11/2013	1995
Family Dollar	Lumberton	NC	—	146	1,013	—	1,159	(195)	6/20/2014	2014
Family Dollar	Parkton	NC	—	164	894	—	1,058	(165)	9/19/2014	2014
Family Dollar	Raeford	NC	—	428	900	—	1,328	(240)	4/17/2014	2014
Family Dollar	Raeford	NC	—	185	935	—	1,120	(222)	5/29/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Troy	NC	—	341	621	—	962	(128)	6/17/2014	2014
Family Dollar	Fort Yates	ND	—	126	715	—	841	(240)	1/31/2012	2010
Family Dollar	New Town	ND	—	105	942	24	1,071	(318)	1/31/2012	2011
Family Dollar	Rolla	ND	—	83	749	—	832	(252)	1/31/2012	2010
Family Dollar	Madison	NE	—	37	703	—	740	(238)	12/30/2011	2011
Family Dollar	Omaha	NE	—	196	1,334	—	1,530	(292)	12/19/2014	1995
Family Dollar	Omaha	NE	—	141	1,159	3	1,303	(241)	12/18/2014	1995
Family Dollar	Rushville	NE	—	125	499	—	624	(150)	4/26/2013	2007
Family Dollar	Lancaster	NH	—	456	1,294	(2)	1,748	(231)	12/12/2014	1989
Family Dollar	Stratford	NJ	—	378	1,511	(174)	1,715	(226)	12/31/2014	2014
Family Dollar	Alamorgordo	NM	524	161	675	—	836	(175)	2/7/2014	2001
Family Dollar	Belen	NM	—	350	—	969	1,319	(168)	5/29/2015	2014
Family Dollar	Carrizozo	NM	—	250	—	1,113	1,363	(174)	3/6/2015	2014
Family Dollar	Chimayo	NM	—	158	632	(15)	775	(192)	1/30/2013	2009
Family Dollar	Cloudcroft	NM	—	184	1,344	—	1,528	(269)	12/18/2014	1995
Family Dollar	Clovis	NM	657	119	854	—	973	(231)	2/7/2014	2004
Family Dollar	Gallup	NM	—	221	1,366	—	1,587	(386)	2/7/2014	2007
Family Dollar	Hernandez	NM	1,152	140	1,434	—	1,574	(404)	2/7/2014	2008
Family Dollar	Logan	NM	—	80	—	1,147	1,227	(171)	5/29/2015	2015
Family Dollar	Lovington	NM	—	54	722	—	776	(137)	6/30/2014	2014
Family Dollar	Mountainair	NM	—	84	752	—	836	(242)	7/16/2012	2011
Family Dollar	Roswell	NM	766	140	953	—	1,093	(263)	2/7/2014	2004
Family Dollar	Springer	NM	—	106	—	1,199	1,305	(212)	2/11/2015	2014
Family Dollar	Velarde	NM	—	183	—	1,122	1,305	(172)	2/25/2015	2015
Family Dollar	Waterflow	NM	—	175	—	1,294	1,469	(137)	2/5/2015	2014
Family Dollar	Battle Mountain	NV	—	116	1,431	—	1,547	(387)	2/7/2014	2009
Family Dollar	Carlin	NV	—	99	895	—	994	(259)	9/13/2013	2012
Family Dollar	Cold Springs	NV	—	217	869	—	1,086	(251)	9/13/2013	2013
Family Dollar	Hawthorne	NV	—	191	764	—	955	(248)	6/1/2012	2012
Family Dollar	Las Vegas	NV	876	689	612	—	1,301	(193)	2/7/2014	2005
Family Dollar	Lovelock	NV	—	185	742	—	927	(242)	5/4/2012	2012
Family Dollar	Silver Spring	NV	—	202	808	—	1,010	(256)	9/21/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Wells	NV	—	84	755	—	839	(246)	5/11/2012	2011
Family Dollar	Altona	NY	—	94	923	—	1,017	(265)	2/21/2014	2014
Family Dollar	Chateaugay	NY	—	133	910	—	1,043	(261)	2/20/2014	2014
Family Dollar	Cincinnatus	NY	—	287	862	—	1,149	(243)	12/30/2013	2013
Family Dollar	Penn Yan	NY	525	23	760	—	783	(203)	2/7/2014	2003
Family Dollar	Sodus	NY	—	54	1,441	—	1,495	(378)	5/7/2014	2013
Family Dollar	Wolcott	NY	—	197	1,193	—	1,390	(211)	3/25/2015	2014
Family Dollar	Bethel	OH	852	139	1,099	—	1,238	(306)	2/7/2014	2005
Family Dollar	Canal Winchester	OH	—	218	1,116	—	1,334	(207)	8/28/2014	2012
Family Dollar	Canton	OH	460	93	766	—	859	(198)	2/7/2014	2002
Family Dollar	Cincinnati	OH	—	221	1,055	—	1,276	(211)	8/28/2014	2001
Family Dollar	Cleveland	OH	1,079	39	1,614	—	1,653	(425)	2/7/2014	2003
Family Dollar	Cleveland	OH	1,370	216	1,818	—	2,034	(493)	2/7/2014	1994
Family Dollar	Cortland	OH	—	188	963	—	1,151	(184)	8/28/2014	2013
Family Dollar	Dayton	OH	—	107	899	—	1,006	(212)	8/28/2014	1940
Family Dollar	Dayton	OH	—	129	618	—	747	(136)	8/28/2014	2002
Family Dollar	Hamilton	OH	—	131	1,215	—	1,346	(222)	8/28/2014	2013
Family Dollar	Jackson Center	OH	—	97	764	—	861	(146)	4/28/2014	1989
Family Dollar	Loveland	OH	798	179	986	—	1,165	(273)	2/7/2014	2002
Family Dollar	Middleton	OH	660	137	869	—	1,006	(235)	2/7/2014	2001
Family Dollar	Toledo	OH	—	306	917	—	1,223	(280)	2/25/2013	2012
Family Dollar	Toledo	OH	—	226	905	—	1,131	(266)	7/11/2013	1942
Family Dollar	Warren	OH	—	170	681	(2)	849	(216)	9/11/2012	2012
Family Dollar	Durant	OK	—	164	1,223	—	1,387	(239)	8/28/2014	2000
Family Dollar	El Reno	OK	—	225	—	968	1,193	(197)	3/2/2015	1995
Family Dollar	Geary	OK	—	167	882	—	1,049	(128)	10/14/2015	2015
Family Dollar	Keota	OK	—	279	872	—	1,151	(168)	10/16/2014	2014
Family Dollar	Kingston	OK	—	28	660	—	688	(165)	2/7/2014	2000
Family Dollar	Oklahoma City	OK	—	403	—	988	1,391	(146)	5/15/2015	2015
Family Dollar	Oklahoma City	OK	—	390	990	—	1,380	(187)	8/28/2014	2013
Family Dollar	Porum	OK	—	18	—	995	1,013	(153)	11/5/2015	2015
Family Dollar	Poteau	OK	—	310	—	924	1,234	(146)	8/7/2015	2015

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Stilwell	OK	—	40	768	—	808	(258)	1/6/2012	2011
Family Dollar	Texhoma	OK	—	150	—	912	1,062	(120)	4/15/2015	2015
Family Dollar	Tulsa	OK	—	220	878	—	1,098	(283)	7/30/2012	2012
Family Dollar	Broad Top	PA	—	196	954	—	1,150	(181)	5/30/2014	2013
Family Dollar	Abbeville	SC	—	146	734	—	880	(148)	5/23/2014	2014
Family Dollar	Columbia	SC	—	429	719	(35)	1,113	(195)	3/12/2014	2014
Family Dollar	Columbia	SC	—	489	943	—	1,432	(154)	2/3/2015	2013
Family Dollar	Estill	SC	—	244	757	—	1,001	(150)	6/4/2014	2014
Family Dollar	Lancaster	SC	—	249	725	—	974	(140)	8/28/2014	2013
Family Dollar	Manning	SC	—	313	960	—	1,273	(178)	9/30/2014	2014
Family Dollar	Mccormick	SC	—	167	791	—	958	(211)	4/30/2014	2014
Family Dollar	Newberry	SC	—	231	935	—	1,166	(252)	3/27/2014	2013
Family Dollar	North	SC	—	193	979	—	1,172	(161)	2/23/2015	2013
Family Dollar	St. Matthews	SC	—	175	828	—	1,003	(155)	9/3/2014	2014
Family Dollar	Woodruff	SC	—	229	1,125	—	1,354	(207)	8/28/2014	2010
Family Dollar	Blackhawk	SD	—	115	585	—	700	(117)	8/6/2014	2006
Family Dollar	Custer	SD	—	32	617	—	649	(183)	6/14/2013	1995
Family Dollar	Lemmon	SD	—	140	—	1,021	1,161	(144)	5/1/2015	2014
Family Dollar	Martin	SD	—	85	764	—	849	(257)	1/31/2012	2010
Family Dollar	Mclaughlin	SD	—	35	—	1,092	1,127	(141)	5/12/2015	2015
Family Dollar	Parker	SD	—	117	828	1	946	(182)	10/10/2014	2014
Family Dollar	Tyndall	SD	—	72	—	1,072	1,144	(170)	3/31/2015	2015
Family Dollar	Harrison	TN	—	74	420	—	494	(123)	7/23/2013	2006
Family Dollar	Lexington	TN	—	323	838	—	1,161	(159)	8/28/2014	2013
Family Dollar	Memphis	TN	—	248	1,039	—	1,287	(277)	2/7/2014	2004
Family Dollar	Memphis	TN	638	215	811	—	1,026	(216)	2/7/2014	2003
Family Dollar	Memphis	TN	1,251	376	1,508	—	1,884	(411)	2/7/2014	2005
Family Dollar	Memphis	TN	973	336	1,156	—	1,492	(312)	2/7/2014	2003
Family Dollar	Nashville	TN	—	334	1,275	—	1,609	(259)	8/28/2014	1976
Family Dollar	Piney Flats	TN	—	200	953	—	1,153	(180)	8/28/2014	2014
Family Dollar	Alton	TX	—	134	908	—	1,042	(170)	8/28/2014	2013
Family Dollar	Arlington	TX	—	300	—	1,058	1,358	(145)	12/4/2015	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	Arlington	TX	—	425	—	1,112	1,537	(63)	2/13/2015	2014
Family Dollar	Avinger	TX	—	40	761	—	801	(240)	10/22/2012	2012
Family Dollar	Balch Springs	TX	—	318	—	1,209	1,527	(160)	4/10/2015	2015
Family Dollar	Beaumont	TX	—	215	1,511	—	1,726	(365)	2/7/2014	2003
Family Dollar	Beaumont	TX	—	235	810	—	1,045	(214)	2/7/2014	2003
Family Dollar	Beaumont	TX	654	225	806	—	1,031	(211)	2/7/2014	2003
Family Dollar	Blooming Grove	TX	—	70	753	—	823	(144)	8/28/2014	2014
Family Dollar	Brazoria	TX	—	216	966	—	1,182	(252)	2/7/2014	2002
Family Dollar	Broaddus	TX	—	75	—	922	997	(177)	2/6/2015	1995
Family Dollar	Centerville	TX	—	226	679	—	905	(196)	9/10/2013	2013
Family Dollar	Chireno	TX	—	50	943	—	993	(293)	12/10/2012	2012
Family Dollar	Clarendon	TX	—	83	749	—	832	(216)	9/17/2013	2013
Family Dollar	Cockrell Hill	TX	970	369	1,156	—	1,525	(308)	2/7/2014	2002
Family Dollar	Converse	TX	409	148	469	—	617	(127)	2/7/2014	2003
Family Dollar	Dallas	TX	627	292	676	—	968	(188)	2/7/2014	2004
Family Dollar	Dickinson	TX	681	182	876	—	1,058	(232)	2/7/2014	2010
Family Dollar	Donna	TX	—	194	855	—	1,049	(164)	8/28/2014	2013
Family Dollar	Eagle Lake	TX	—	100	566	100	766	(193)	7/6/2012	2012
Family Dollar	Etoile	TX	—	45	850	—	895	(248)	8/6/2013	2013
Family Dollar	Floydada	TX	—	36	681	—	717	(231)	12/30/2011	2010
Family Dollar	Fort Worth	TX	—	276	935	—	1,211	(136)	8/21/2015	1995
Family Dollar	Fort Worth	TX	—	350	—	1,015	1,365	(122)	11/3/2014	2015
Family Dollar	Houston	TX	—	174	696	—	870	(209)	4/26/2013	1995
Family Dollar	Houston	TX	886	297	1,081	—	1,378	(284)	2/7/2014	2002
Family Dollar	Houston	TX	—	565	1,223	—	1,788	(327)	2/7/2014	2009
Family Dollar	Houston	TX	—	138	1,052	—	1,190	(274)	2/7/2014	2002
Family Dollar	Houston	TX	—	128	769	—	897	(187)	2/7/2014	2002
Family Dollar	Houston	TX	911	277	1,144	—	1,421	(299)	2/7/2014	2002
Family Dollar	Houston	TX	920	1,355	95	—	1,450	(44)	2/7/2014	1981
Family Dollar	Industry	TX	—	190	—	902	1,092	(155)	1/5/2015	2014
Family Dollar	Jacksonville	TX	—	195	1,003	—	1,198	(279)	3/21/2014	2014
Family Dollar	Kerens	TX	—	73	658	—	731	(220)	2/29/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	La Pryor	TX	—	74	817	—	891	(154)	8/28/2014	2013
Family Dollar	Leander	TX	557	355	489	—	844	(136)	2/7/2014	2004
Family Dollar	Lovelady	TX	—	82	740	—	822	(224)	3/27/2013	1995
Family Dollar	Lufkin	TX	1,153	198	1,600	—	1,798	(416)	2/7/2014	2004
Family Dollar	Marshall	TX	—	85	662	—	747	(182)	2/7/2014	2001
Family Dollar	Mcallen	TX	—	445	896	—	1,341	(168)	8/28/2014	2013
Family Dollar	Mcallen	TX	857	219	1,093	—	1,312	(289)	2/7/2014	2004
Family Dollar	Mesquite	TX	—	426	—	1,146	1,572	(178)	5/29/2015	1995
Family Dollar	Mesquite	TX	—	1,414	—	(8)	1,406	(165)	9/1/2015	2015
Family Dollar	Mesquite	TX	—	1,460	—	(184)	1,276	(167)	7/9/2015	2015
Family Dollar	Mexia	TX	—	112	495	—	607	(137)	2/7/2014	2000
Family Dollar	Noonday	TX	625	103	895	—	998	(236)	2/7/2014	2004
Family Dollar	Oakhurst	TX	—	36	683	—	719	(212)	12/12/2012	2012
Family Dollar	Oakwood	TX	—	133	752	—	885	(214)	11/20/2013	2013
Family Dollar	Ore City	TX	—	27	744	—	771	(142)	8/28/2014	2013
Family Dollar	Palestine	TX	671	120	914	—	1,034	(245)	2/7/2014	2000
Family Dollar	Pharr	TX	969	219	1,253	—	1,472	(332)	2/7/2014	2002
Family Dollar	Plano	TX	—	468	869	—	1,337	(253)	8/1/2013	2013
Family Dollar	Port Arthur	TX	1,044	178	1,452	—	1,630	(376)	2/7/2014	2005
Family Dollar	Raymondville	TX	542	117	707	—	824	(188)	2/7/2014	2002
Family Dollar	Refugio	TX	—	110	982	—	1,092	(183)	8/28/2014	2013
Family Dollar	Rio Grande	TX	—	133	1,284	—	1,417	(338)	2/7/2014	2003
Family Dollar	Robstown	TX	550	44	852	—	896	(216)	2/7/2014	2003
Family Dollar	Royse City	TX	972	411	1,078	—	1,489	(288)	2/7/2014	2002
Family Dollar	Sabinal	TX	—	35	952	—	987	(176)	8/28/2014	2013
Family Dollar	San Angelo	TX	891	232	1,118	—	1,350	(300)	2/7/2014	2011
Family Dollar	San Antonio	TX	800	198	1,018	—	1,216	(270)	2/7/2014	2002
Family Dollar	San Antonio	TX	864	299	1,039	—	1,338	(274)	2/7/2014	2004
Family Dollar	San Antonio	TX	598	260	653	—	913	(176)	2/7/2014	2004
Family Dollar	San Antonio	TX	506	211	567	—	778	(153)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Family Dollar	San Antonio	TX	728	214	911	—	1,125	(240)	2/7/2014	2004
Family Dollar	San Antonio	TX	1,143	117	1,619	—	1,736	(425)	2/7/2014	2004
Family Dollar	San Benito	TX	598	132	772	—	904	(206)	2/7/2014	2004
Family Dollar	San Diego	TX	602	55	855	—	910	(226)	2/7/2014	2004
Family Dollar	Seadrift	TX	—	51	832	—	883	(156)	8/28/2014	2013
Family Dollar	Somerville	TX	—	131	743	—	874	(230)	12/31/2012	1995
Family Dollar	Sonora	TX	—	49	548	—	597	(124)	8/28/2014	2001
Family Dollar	Tyler	TX	416	132	554	—	686	(146)	2/7/2014	2003
Family Dollar	Victoria	TX	—	441	144	—	585	(48)	2/7/2014	2003
Family Dollar	Waco	TX	440	125	544	—	669	(146)	2/7/2014	2001
Family Dollar	Weatherford	TX	—	218	1,057	(5)	1,270	(220)	10/10/2014	2014
Family Dollar	Beaver	UT	646	107	913	—	1,020	(244)	2/7/2014	2007
Family Dollar	Bristol	VA	608	104	837	—	941	(234)	2/7/2014	1978
Family Dollar	Gretna	VA	—	131	744	—	875	(219)	7/2/2013	2012
Family Dollar	Hopewell	VA	—	430	987	—	1,417	(279)	2/26/2014	2014
Family Dollar	Petersburg	VA	948	142	1,209	—	1,351	(338)	2/7/2014	2003
Family Dollar	Stuart	VA	—	204	750	—	954	(104)	4/18/2014	2013
Family Dollar	Wirtz	VA	—	148	919	—	1,067	(174)	8/28/2014	2013
Family Dollar	Green Bay	WI	—	304	1,072	—	1,376	(290)	2/7/2014	2011
Family Dollar	Markesan	WI	—	92	831	—	923	(234)	12/12/2013	2013
Family Dollar	Mayville	WI	—	128	1,023	—	1,151	(287)	2/26/2014	2014
Family Dollar	Milwaukee	WI	970	161	1,397	—	1,558	(362)	2/7/2014	2003
Family Dollar	Thorp	WI	—	90	810	—	900	(236)	8/30/2013	2013
Family Dollar	Webster	WI	—	43	808	—	851	(237)	7/11/2013	2013
Family Dollar	Alderson	WV	—	166	663	—	829	(195)	7/11/2013	2012
Family Dollar	Kemmerer	WY	—	45	853	—	898	(261)	2/22/2013	2013
Family Dollar	Mountain View	WY	—	44	838	—	882	(242)	9/13/2013	2013
Family Dollar	Torrington	WY	—	72	645	—	717	(192)	5/9/2013	1995
Family Fare Supermarket	Battle Creek	MI	—	1,393	7,950	—	9,343	(2,159)	2/7/2014	2010
Farmers Insurance	Mercer Island	WA	—	24,285	28,210	—	52,495	(7,038)	11/5/2013	1982
Fazoli's	Carmel	IN	—	427	522	—	949	(146)	7/31/2013	1986
FedEx	Homewood	AL	—	522	779	—	1,301	(231)	6/27/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
FedEx	Tempe	AZ	—	2,914	12,300	159	15,373	(2,826)	6/25/2014	2004
FedEx	Yuma	AZ	—	—	2,076	—	2,076	(736)	10/17/2012	2011
FedEx	Chico	CA	—	308	2,776	130	3,214	(967)	11/9/2012	2006
FedEx	Commerce City	CO	—	6,556	26,224	393	33,173	(9,770)	3/20/2012	2007
FedEx	Melbourne	FL	—	159	1,433	—	1,592	(461)	7/26/2013	2001
FedEx	Des Moines	IA	—	733	1,361	183	2,277	(468)	4/18/2013	1986
FedEx	Ottumwa	IA	—	205	2,552	2,749	5,506	(1,182)	10/30/2012	2012
FedEx	Waterloo	IA	—	152	2,882	—	3,034	(963)	3/22/2013	2006
FedEx	Effingham	IL	6,712	1,875	14,827	34	16,736	(3,449)	2/7/2014	2008
FedEx	Kankakee	IL	—	195	1,103	176	1,474	(430)	5/31/2012	2003
FedEx	Quincy	IL	—	371	2,101	3,011	5,483	(1,150)	9/28/2012	2012
FedEx	Evansville	IN	—	665	2,661	—	3,326	(972)	5/31/2012	1998
FedEx	Kokomo	IN	—	186	3,541	3,442	7,169	(1,631)	3/16/2012	2012
FedEx	Lafayette	IN	2,126	768	4,128	—	4,896	(923)	2/7/2014	2008
FedEx	Independence	KS	—	114	2,166	—	2,280	(757)	10/30/2012	2012
FedEx	Hazard	KY	—	215	4,085	—	4,300	(1,441)	9/28/2012	2012
FedEx	London	KY	—	350	3,151	—	3,501	(985)	10/11/2013	2013
FedEx	Bossier City	LA	—	295	6,223	—	6,518	(1,507)	2/7/2014	2009
FedEx	Grand Rapids	MI	—	1,797	7,189	—	8,986	(2,603)	6/14/2012	2012
FedEx	Port Huron	MI	—	125	1,121	—	1,246	(368)	5/31/2013	2003
FedEx	Roseville	MN	—	1,462	8,282	—	9,744	(2,871)	11/30/2012	2012
FedEx	Mccomb	MS	—	548	3,268	2,212	6,028	(966)	2/7/2014	2008
FedEx	Butte	MT	—	403	7,653	4,049	12,105	(3,251)	9/27/2011	2001
FedEx	Greenville	NC	—	363	6,903	—	7,266	(2,584)	2/22/2012	2006
FedEx	Belmont	NH	—	265	2,386	—	2,651	(908)	12/29/2011	1991
FedEx	Wendover	NV	—	262	1,483	—	1,745	(500)	2/25/2013	2012
FedEx	Blauvelt	NY	26,100	14,420	26,779	—	41,199	(9,861)	4/5/2012	2012
FedEx	Marcy	NY	—	339	5,795	—	6,134	(1,946)	9/5/2014	2006
FedEx	Plattsburg	NY	2,614	801	3,982	—	4,783	(1,044)	2/7/2014	2008
FedEx	Lebanon	OH	—	1,492	8,452	—	9,944	(2,849)	8/26/2013	2013
FedEx	Northwood	OH	2,410	674	5,497	486	6,657	(1,282)	2/7/2014	1998
FedEx	Tulsa	OK	—	458	8,695	—	9,153	(3,255)	2/22/2012	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
FedEx	Tulsa	OK	—	1,476	18,054	555	20,085	(5,684)	3/31/2014	1999
FedEx	Tinicum	PA	—	—	32,180	549	32,729	(10,380)	8/15/2013	2013
FedEx	Rapid City	SD	—	305	2,741	4,584	7,630	(1,428)	5/8/2015	2007
FedEx	Blountville	TN	—	562	5,056	—	5,618	(1,893)	2/3/2012	2009
FedEx	Humboldt	TN	—	239	4,543	—	4,782	(1,631)	7/11/2012	2008
FedEx	Bryan	TX	—	1,422	4,763	34	6,219	(1,363)	6/15/2012	1995
FedEx	Omak	WA	—	252	1,425	—	1,677	(503)	9/27/2012	2012
FedEx	Wenatchee	WA	—	266	2,393	—	2,659	(844)	9/27/2012	1995
FedEx	Menomonee Falls	WI	—	4,215	14,555	—	18,770	(2,016)	2/18/2016	2015
FedEx	Parkersburg	WV	—	193	3,671	—	3,864	(1,295)	9/20/2012	2012
Filibertos	Payson	AZ	—	679	829	(719)	789	(26)	7/31/2013	1986
Fire Mountain Buffet	Summerville	SC	—	245	1,308	(1,241)	312	(73)	1/8/2014	1997
Fire Mountain Buffet	Charleston	WV	—	243	1,305	(1,228)	320	(90)	1/8/2014	2000
First Bank	Lake Mary	FL	—	1,230	1,504	4	2,738	(412)	10/1/2013	1990
First Bank	Pinellas Park	FL	—	630	1,470	4	2,104	(403)	10/1/2013	1980
Fleming's Steakhouse	Englewood	CO	—	1,152	3,055	—	4,207	(904)	2/7/2014	2004
Floor & Decor	Overland Park	KS	—	2,943	5,832	—	8,775	(22)	11/26/2018	1963
Floor & Decor	Mcdonough	GA	—	1,859	7,711	—	9,570	(487)	12/13/2016	2015
Floor & Decor	Oklahoma City	OK	—	3,069	6,666	—	9,735	(39)	10/25/2018	2018
Floor & Decor	Riverdale	UT	—	2,920	5,734	—	8,654	(160)	6/28/2018	1992
Folsom Gateway II	Folsom	CA	21,600	10,314	27,983	372	38,669	(6,857)	2/7/2014	2006
Food Lion	Moyock	NC	—	1,269	2,950	265	4,484	(871)	2/7/2014	1999
Forum Energy Technology	Guthrie	OK	—	393	1,305	—	1,698	(278)	6/25/2014	1979
Forum Energy Technology	Gainesville	TX	—	123	6,019	—	6,142	(1,248)	6/25/2014	2008
Fresenius Medical Care	Fairhope	AL	—	—	2,035	—	2,035	(505)	7/8/2013	2006
Fresenius Medical Care	Foley	AL	—	287	2,580	(9)	2,858	(641)	7/8/2013	2009
Fresenius Medical Care	Mobile	AL	—	278	2,505	—	2,783	(622)	7/8/2013	2009
Fresenius Medical Care	Defuniak Springs	FL	—	115	2,180	10	2,305	(541)	7/8/2013	2008
Fresenius Medical Care	Aurora	IL	2,294	287	2,584	15	2,886	(719)	7/13/2012	1996
Fresenius Medical Care	Chicago	IL	—	588	1,764	—	2,352	(489)	7/31/2012	1960
Fresenius Medical Care	Waukegan	IL	—	94	1,792	61	1,947	(509)	7/31/2012	1980
Fresenius Medical Care	Peru	IN	—	69	1,305	—	1,374	(365)	6/27/2012	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Fresenius Medical Care	Bossier City	LA	—	120	682	—	802	(179)	1/30/2013	2008
Fresenius Medical Care	Caro	MI	—	92	1,744	—	1,836	(488)	6/5/2012	1995
Fresenius Medical Care	Jackson	MI	1,948	137	2,603	—	2,740	(728)	6/5/2012	1995
Fresenius Medical Care	Albemarle	NC	—	139	1,253	—	1,392	(320)	4/30/2013	2008
Fresenius Medical Care	Angiers	NC	—	203	1,152	—	1,355	(294)	4/30/2013	2012
Fresenius Medical Care	Asheboro	NC	2,373	323	2,903	—	3,226	(742)	4/30/2013	2012
Fresenius Medical Care	Clinton	NC	—	139	2,655	—	2,794	(664)	6/28/2013	1995
Fresenius Medical Care	Fairmont	NC	—	201	1,819	6	2,026	(455)	6/28/2013	2002
Fresenius Medical Care	Fayetteville	NC	—	420	2,379	—	2,799	(596)	6/28/2013	1995
Fresenius Medical Care	Fayetteville	NC	—	134	2,551	—	2,685	(640)	6/28/2013	2004
Fresenius Medical Care	Fayetteville	NC	—	178	3,379	—	3,557	(847)	6/28/2013	1999
Fresenius Medical Care	Lumberton	NC	—	117	2,216	—	2,333	(556)	6/28/2013	1986
Fresenius Medical Care	Pembroke	NC	—	81	1,547	—	1,628	(388)	6/28/2013	2009
Fresenius Medical Care	Red Springs	NC	—	101	1,913	—	2,014	(480)	6/28/2013	2000
Fresenius Medical Care	Roseboro	NC	—	74	1,404	—	1,478	(352)	6/28/2013	2010
Fresenius Medical Care	St. Pauls	NC	—	73	1,389	—	1,462	(348)	6/28/2013	2008
Fresenius Medical Care	Taylorsville	NC	—	275	1,099	—	1,374	(281)	4/30/2013	2011
Fresenius Medical Care	Kings Mills	OH	—	399	598	6	1,003	(171)	6/5/2012	1995
Fresenius Medical Care	Dallas	TX	—	377	1,132	81	1,590	(282)	2/28/2013	1958
The Fresh Market	Winston-Salem	NC	—	196	4,562	—	4,758	(1,061)	2/7/2014	2007
Fresh Thyme Farmers Market	Canton	MI	—	1,361	6,976	—	8,337	(350)	5/18/2017	2017
Fun Town RV	Cleburne	TX	—	262	369	—	631	(85)	6/25/2014	2008
Fun Town RV	Cleburne	TX	—	70	—	—	70	—	6/25/2014	2009
Furr's	Garland	TX	—	1,529	3,715	—	5,244	(1,128)	6/27/2013	2008
Gastro Pub	Tulsa	OK	—	1,253	70,274	1,869	73,396	(17,333)	11/5/2013	1995
GE Aviation	Auburn	AL	24,133	1,627	30,920	—	32,547	(9,087)	11/21/2012	1995
GE Engine	Winfield	KS	—	1,078	5,087	—	6,165	(4,092)	5/6/2014	1951
General Electric	Longmont	CO	—	1,402	15,640	1,258	18,300	(5,022)	1/8/2014	1993
General Mills	Geneva	IL	—	7,457	22,371	—	29,828	(8,169)	5/23/2012	1998
General Mills	Fort Wayne	IN	—	2,533	48,130	—	50,663	(16,832)	10/18/2012	2012
General Service Administration	Mobile	AL	—	268	5,095	49	5,412	(1,681)	6/19/2012	1995
General Service Administration	Craig	CO	—	129	1,159	16	1,304	(404)	12/30/2011	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
General Service Administration	Cocoa	FL	500	253	1,435	15	1,703	(501)	12/13/2011	1995
General Service Administration	Grangeville	ID	2,100	317	6,023	27	6,367	(2,036)	3/5/2012	2007
General Service Administration	Freeport	NY	—	843	3,372	—	4,215	(1,158)	1/10/2012	1995
General Service Administration	Plattsburgh	NY	—	508	4,572	—	5,080	(1,504)	6/19/2012	2008
General Service Administration	Warren	PA	—	341	3,114	—	3,455	(1,030)	6/19/2012	2008
General Service Administration	Ponce	PR	—	1,780	9,313	(4,565)	6,528	(698)	11/5/2013	1995
General Service Administration	Fort Worth	TX	—	477	4,294	(4)	4,767	(1,424)	5/9/2012	2010
General Service Administration	Gloucester	VA	—	287	1,628	8	1,923	(536)	6/20/2012	1995
Giant	Levittown	PA	—	4,716	9,955	—	14,671	(2,524)	11/5/2013	1995
Giant Eagle	Gahanna	OH	—	3,549	16,736	—	20,285	(3,848)	2/7/2014	2002
Giant Eagle	Lancaster	OH	—	2,210	15,649	—	17,859	(3,498)	2/7/2014	2008
Glen's Market	Manistee	MI	—	294	6,694	—	6,988	(1,709)	2/7/2014	2009
GM Financial	Arlington	TX	—	7,901	35,553	—	43,454	(9,485)	11/5/2013	1998
Golden Corral	Cullman	AL	—	847	2,390	(2,143)	1,094	(150)	2/7/2014	1996
Golden Corral	Gilbert	AZ	—	871	2,910	—	3,781	(884)	6/27/2013	2006
Golden Corral	Goodyear	AZ	—	686	1,939	—	2,625	(589)	6/27/2013	2006
Golden Corral	Surprise	AZ	—	1,258	4,068	—	5,326	(1,235)	6/27/2013	2007
Golden Corral	Bakersfield	CA	—	2,664	2,078	—	4,742	(671)	2/7/2014	2011
Golden Corral	Palatka	FL	—	853	1,048	(471)	1,430	(157)	6/27/2013	1997
Golden Corral	Albany	GA	—	460	1,863	—	2,323	(561)	6/27/2013	1995
Golden Corral	Brunswick	GA	—	390	2,093	—	2,483	(630)	6/27/2013	1995
Golden Corral	Council Bluffs	IA	—	1,140	1,460	—	2,600	(440)	6/27/2013	1995
Golden Corral	Clarksville	IN	—	1,061	1,344	—	2,405	(502)	2/7/2014	2002
Golden Corral	Evansville	IN	—	670	2,707	—	3,377	(815)	6/27/2013	1995
Golden Corral	Kokomo	IN	—	780	2,107	—	2,887	(634)	6/27/2013	1995
Golden Corral	Richmond	IN	—	728	723	—	1,451	(233)	2/7/2014	2002
Golden Corral	Wichita	KS	—	560	1,306	—	1,866	(366)	7/31/2013	2000
Golden Corral	Henderson	KY	—	600	1,586	—	2,186	(477)	6/27/2013	1995
Golden Corral	Louisville	KY	—	1,020	1,173	—	2,193	(347)	2/7/2014	2001
Golden Corral	Owensboro	KY	—	1,244	1,656	(1,941)	959	(112)	2/7/2014	1997
Golden Corral	Coon Rapids	MN	—	1,611	2,188	(2,893)	906	(94)	2/7/2014	2003
Golden Corral	Independence	MO	—	1,425	2,437	—	3,862	(722)	2/7/2014	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Golden Corral	Flowood	MS	—	680	2,730	—	3,410	(822)	6/27/2013	1995
Golden Corral	Horn Lake	MS	—	925	2,463	(2,319)	1,069	(147)	2/7/2014	1995
Golden Corral	Aberdeen	NC	—	690	1,566	—	2,256	(471)	6/27/2013	1995
Golden Corral	Bellevue	NE	—	520	1,433	—	1,953	(431)	6/27/2013	1995
Golden Corral	Lincoln	NE	—	300	2,930	—	3,230	(882)	6/27/2013	1995
Golden Corral	Farmington	NM	—	270	3,174	(2,023)	1,421	(166)	6/27/2013	1995
Golden Corral	Akron	OH	—	640	2,133	—	2,773	(550)	2/7/2014	2003
Golden Corral	Beavercreek	OH	—	713	1,858	—	2,571	(462)	2/7/2014	2000
Golden Corral	Canton	OH	—	647	2,135	—	2,782	(584)	2/7/2014	2002
Golden Corral	Cincinnati	OH	—	694	2,066	—	2,760	(558)	2/7/2014	1999
Golden Corral	Cleveland	OH	—	1,109	2,315	—	3,424	(581)	2/7/2014	2004
Golden Corral	Columbus	OH	—	770	2,476	—	3,246	(745)	6/27/2013	1995
Golden Corral	Dayton	OH	—	579	1,429	—	2,008	(388)	2/7/2014	2000
Golden Corral	Dayton	OH	—	774	2,766	—	3,540	(734)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Golden Corral	Elyria	OH	—	1,167	1,599	—	2,766	(409)	2/7/2014	2004
Golden Corral	Fairfield	OH	—	859	1,135	—	1,994	(302)	2/7/2014	1999
Golden Corral	Grove City	OH	—	926	1,859	—	2,785	(478)	2/7/2014	2007
Golden Corral	Northfield	OH	—	947	1,061	—	2,008	(264)	2/7/2014	2004
Golden Corral	Ontario	OH	—	616	2,412	—	3,028	(652)	2/7/2014	2004
Golden Corral	Springfield	OH	—	619	1,142	—	1,761	(285)	2/7/2014	2000
Golden Corral	Toledo	OH	—	838	3,333	—	4,171	(836)	2/7/2014	2004
Golden Corral	Zanesville	OH	—	487	2,030	—	2,517	(616)	6/27/2013	2002
Golden Corral	Midwest City	OK	—	1,175	1,708	(983)	1,900	(225)	6/27/2013	1991
Golden Corral	Norman	OK	—	345	2,107	—	2,452	(640)	6/27/2013	1994
Golden Corral	Tulsa	OK	—	280	3,890	—	4,170	(1,171)	6/27/2013	1995
Golden Corral	Monroeville	PA	—	1,647	849	—	2,496	(164)	2/7/2014	1982
Golden Corral	Rock Hill	SC	—	320	2,130	—	2,450	(641)	6/27/2013	1995
Golden Corral	Cookeville	TN	—	800	1,937	—	2,737	(583)	6/27/2013	1995
Golden Corral	Baytown	TX	—	596	1,788	—	2,384	(502)	7/31/2013	1998
Golden Corral	College Station	TX	—	1,265	1,718	—	2,983	(522)	6/27/2013	1990
Golden Corral	Houston	TX	—	1,147	2,447	(64)	3,530	(743)	6/27/2013	1995
Golden Corral	San Angelo	TX	—	644	1,702	—	2,346	(476)	2/7/2014	2012
Golden Corral	Spring	TX	—	3,342	1,207	—	4,549	(416)	2/7/2014	2011
Golden Corral	Texarkana	TX	—	758	3,031	—	3,789	(850)	7/31/2013	2001
Golden Corral	Bristol	VA	—	750	2,276	—	3,026	(685)	6/27/2013	1995
Golden Corral	Beckley	WV	—	1,248	2,258	(2,507)	999	(129)	2/7/2014	1995
Goodyear	Cumming	GA	—	534	2,516	—	3,050	(617)	2/7/2014	2010
Goodyear	Cumming	GA	—	1,085	1,915	(11)	2,989	(499)	2/7/2014	2010
Goodyear	Mcdonough	GA	10,674	1,797	21,264	—	23,061	(6,512)	1/8/2014	1995
Goodyear	Stockbridge	GA	12,994	1,222	32,119	—	33,341	(10,169)	1/8/2014	1995
Goodyear	Dekalb	IL	19,491	4,476	44,516	—	48,992	(14,086)	1/8/2014	1999
Goodyear	Lockbourne	OH	12,716	3,107	28,868	—	31,975	(8,750)	1/8/2014	1998
Goodyear	York	PA	22,090	1,980	53,396	—	55,376	(15,992)	1/8/2014	2001
Goodyear	Columbia	SC	—	656	2,077	—	2,733	(519)	2/7/2014	2010
Goodyear	Corpus Christi	TX	—	753	1,737	—	2,490	(425)	2/7/2014	2008
Goodyear	Terrell	TX	14,851	2,516	34,804	—	37,320	(10,998)	1/8/2014	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
The Gorilla Glue Company	Cincinnati	OH	—	5,563	34,887	—	40,450	(1,491)	7/28/2017	1978
Grandy's	Ardmore	OK	—	454	—	—	454	—	6/27/2013	1995
Grandy's	Moore	OK	—	320	428	—	748	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	260	380	—	640	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	320	289	—	609	—	6/27/2013	1995
Grandy's	Arlington	TX	—	734	—	—	734	—	6/27/2013	1995
Grandy's	Carrollton	TX	—	847	—	—	847	—	6/27/2013	1986
Grandy's	Dallas	TX	—	725	—	—	725	—	7/31/2013	1981
Grandy's	Dallas	TX	—	357	—	—	357	—	7/31/2013	1984
Grandy's	Fort Worth	TX	—	777	—	—	777	—	6/27/2013	1995
Grandy's	Fort Worth	TX	—	811	—	—	811	—	6/27/2013	1985
Grandy's	Garland	TX	—	623	—	—	623	—	6/27/2013	1980
Grandy's	Garland	TX	—	859	—	—	859	—	6/27/2013	1985
Grandy's	Greenville	TX	—	847	—	—	847	—	7/31/2013	1979
Grandy's	Irving	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Lancaster	TX	—	780	—	—	780	—	6/27/2013	1984
Grandy's	Mesquite	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Plano	TX	—	871	—	—	871	—	6/27/2013	1980
Graphic Packaging	Monroe	LA	—	637	91,313	—	91,950	(111)	12/28/2018	2018
Gravity Oilfield Services	Hobbs	NM	—	358	1,129	—	1,487	(274)	6/12/2014	2013
Gravity Oilfield Services	Big Springs	TX	—	426	599	—	1,025	(150)	6/25/2014	2012
Gravity Oilfield Services	Levelland	TX	—	42	1,887	—	1,929	(453)	6/25/2014	1997
Gravity Oilfield Services	Midland	TX	—	1,063	528	—	1,591	(131)	6/12/2014	2009
Gravity Oilfield Services	Midland	TX	—	1,013	968	—	1,981	(214)	6/12/2014	2010
Gravity Oilfield Services	Monahans	TX	—	50	538	—	588	(131)	6/12/2014	2011
Gravity Oilfield Services	Odessa	TX	—	104	1,259	—	1,363	(248)	6/25/2014	1963
Gravity Oilfield Services	Odessa	TX	—	500	3,891	—	4,391	(951)	6/12/2014	1963
Gravity Oilfield Services	San Angelo	TX	—	821	1,658	—	2,479	(364)	6/12/2014	2012
Gravity Oilfield Services	Snyder	TX	—	466	588	—	1,054	(153)	6/12/2014	2005
Gravity Oilfield Services	Snyder	TX	—	174	1,189	—	1,363	(243)	6/12/2014	1975
Greene's Energy Group	Broussard	LA	—	455	6,022	—	6,477	(1,068)	6/12/2014	1980
Hanesbrands	Rural Hall	NC	—	1,798	41,214	(50)	42,962	(9,406)	2/7/2014	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Hanesbrands	Rural Hall	NC	17,990	1,082	22,565	(203)	23,444	(7,997)	12/21/2012	1989
Hardee's	Morrilton	AR	—	175	937	—	1,112	(249)	3/28/2014	1986
Hardee's	Jacksonville	FL	—	875	583	—	1,458	(164)	7/31/2013	1993
Hardee's	Pace	FL	—	419	435	—	854	(129)	6/27/2013	1991
Hardee's	Williston	FL	—	395	553	—	948	(164)	6/27/2013	1992
Hardee's	Bremen	GA	—	129	518	—	647	(145)	7/31/2013	1980
Hardee's	Canton	GA	—	488	539	—	1,027	(160)	6/27/2013	1983
Hardee's	Mount Vernon	IA	—	320	480	(6)	794	(142)	6/27/2013	1987
Hardee's	Old Fort	NC	—	300	904	—	1,204	(265)	6/27/2013	1995
Hardee's	Sparta	NC	—	372	346	—	718	(103)	6/27/2013	1983
Hardee's	Akron	OH	—	207	483	—	690	(135)	7/31/2013	1990
Hardee's	Jefferson	OH	—	242	363	—	605	(102)	7/31/2013	1989
Hardee's	Minerva	OH	—	214	321	—	535	(90)	7/31/2013	1990
Hardee's	Seville	OH	—	151	454	—	605	(127)	7/31/2013	1989
Hardee's	Aiken	SC	—	220	450	—	670	(132)	6/27/2013	1995
Hardee's	Chapin	SC	—	380	741	—	1,121	(217)	6/27/2013	1995
Hardee's	Chester	SC	—	586	563	—	1,149	(133)	7/31/2013	1994
Hardee's	Bloomingdale	TN	—	270	844	—	1,114	(247)	6/27/2013	1995
Hardee's	Clinton	TN	—	390	893	—	1,283	(262)	6/27/2013	1995
Hardee's	Crossville	TN	—	300	689	—	989	(202)	6/27/2013	1995
Hardee's	Erwin	TN	—	346	406	—	752	(120)	6/27/2013	1982
Hardee's	Morristown	TN	—	353	431	—	784	(121)	7/31/2013	1991
Hardee's	Springfield	TN	—	343	515	—	858	(145)	7/31/2013	1990
Hardee's / Red Burrito	Attalla	AL	—	220	896	—	1,116	(263)	6/27/2013	1995
Harley Davidson	Round Rock	TX	—	1,688	9,563	—	11,251	(2,983)	7/31/2013	2008
Harps Grocery	Cabot	AR	—	270	4,664	—	4,934	(1,244)	2/7/2014	2014
Harps Grocery	Haskell	AR	—	499	3,281	—	3,780	(862)	2/7/2014	2012
Harps Grocery	Hot Springs	AR	—	592	4,353	—	4,945	(1,137)	2/7/2014	2013
Harps Grocery	Hot Springs	AR	—	839	4,486	(6)	5,319	(1,116)	2/7/2014	2013
Harps Grocery	Searcy	AR	—	705	4,159	—	4,864	(1,051)	2/7/2014	2008
Harps Grocery	West Fork	AR	—	635	4,708	—	5,343	(1,196)	2/7/2014	2013
Harps Grocery	Poplar Bluff	MO	—	572	2,991	4	3,567	(365)	2/21/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Harps Grocery	Inola	OK	—	130	3,387	—	3,517	(859)	3/5/2014	2014
Harris Teeter	Durham	NC	1,910	3,239	—	—	3,239	—	2/7/2014	2009
HD Supply	Santee	CA	—	2,400	7,312	430	10,142	(2,262)	2/21/2014	1995
Healthnow	Buffalo	NY	40,953	2,569	89,399	—	91,968	(17,452)	2/7/2014	2007
Helmer Scientific	Noblesville	IN	—	1,431	10,699	—	12,130	(428)	7/27/2017	2012
Hobby Lobby	Algonquin	IL	—	998	4,580	—	5,578	(217)	6/23/2017	2012
Hobby Lobby	Avon	IN	—	1,439	5,855	—	7,294	(1,421)	2/7/2014	2007
Hobby Lobby	Auburn	ME	—	2,606	3,566	—	6,172	(83)	3/7/2018	2014
Hobby Lobby	Kannapolis	NC	—	1,929	4,227	—	6,156	(1,068)	2/7/2014	2004
Hobby Lobby	Columbia	TN	—	951	2,467	38	3,456	(710)	2/26/2014	1986
Hobby Lobby	Logan	UT	—	2,683	3,079	—	5,762	(845)	2/7/2014	2008
Hobby Lobby & Big Lots	Foley	AL	—	1,770	6,842	—	8,612	(123)	5/24/2018	2014
Home Depot	Tucson	AZ	—	6,251	—	—	6,251	—	2/7/2014	2005
Home Depot	San Diego	CA	6,650	12,518	—	—	12,518	—	2/7/2014	1998
Home Depot	Evans	GA	—	4,583	—	—	4,583	—	2/7/2014	2009
Home Depot	Kennesaw	GA	—	1,809	12,331	1	14,141	(2,771)	2/7/2014	2012
Home Depot	Slidell	LA	1,996	5,131	—	—	5,131	—	2/7/2014	1998
Home Depot	Las Vegas	NV	—	7,907	—	—	7,907	—	2/7/2014	1998
Home Depot	Columbia	SC	—	2,911	15,463	—	18,374	(5,315)	11/9/2009	2009
Home Depot	Odessa	TX	—	1,599	—	—	1,599	—	2/7/2014	1998
Home Depot	Winchester	VA	—	3,955	18,405	1,136	23,496	(6,424)	2/7/2014	2008
Home Town Buffet	Rialto	CA	—	265	1,261	(1,046)	480	(170)	1/8/2014	1998
Home Town Buffet	Santa Maria	CA	—	191	1,006	(763)	434	(86)	1/8/2014	2002
Home Town Buffet	Newark	DE	—	177	1,129	(739)	567	(150)	1/8/2014	1983
Home Town Buffet	Union Gap	WA	—	253	1,320	(1,223)	350	(117)	1/8/2014	2002
Hooters	Grand Prairie	TX	—	997	2,327	250	3,574	(731)	7/31/2013	2001
Houghton Town Center	Tucson	AZ	—	1,176	8,565	—	9,741	(318)	12/28/2017	2017
Huntington National Bank	Conneaut	OH	—	205	477	6	688	(131)	10/1/2013	1971
Huntington National Bank	Jefferson	OH	—	255	765	7	1,027	(210)	10/1/2013	1963
Hy-Vee	Vermillion	SD	2,922	409	3,684	—	4,093	(1,357)	4/8/2013	1986
IFM Efectors	Malvern	PA	—	1,816	—	9,747	11,563	(1,181)	8/27/2014	2014
Igloo	Katy	TX	—	5,617	38,470	—	44,087	(8,666)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
IHOP	Auburn	AL	—	1,111	933	—	2,044	(283)	6/27/2013	1998
IHOP	Homewood	AL	—	610	1,762	—	2,372	(530)	6/27/2013	1995
IHOP	Montgomery	AL	—	941	—	(772)	169	—	6/27/2013	1998
IHOP	Castle Rock	CO	—	320	2,334	—	2,654	(703)	6/27/2013	1995
IHOP	Greeley	CO	—	120	1,538	—	1,658	(463)	6/27/2013	1995
IHOP	Loveland	CO	—	181	1,534	—	1,715	(113)	6/27/2013	1995
IHOP	Pueblo	CO	—	330	1,589	—	1,919	(478)	6/27/2013	1995
IHOP	Bossier City	LA	—	541	1,342	—	1,883	(407)	6/27/2013	1998
IHOP	Natchitoches	LA	—	750	89	—	839	(27)	6/27/2013	1995
IHOP	Roseville	MI	—	340	1,071	125	1,536	(330)	6/27/2013	1995
IHOP	Kansas City	MO	—	630	1,002	—	1,632	(302)	6/27/2013	1995
IHOP	Southaven	MS	—	350	2,108	—	2,458	(635)	6/27/2013	1995
IHOP	Greenville	SC	—	610	1,551	—	2,161	(467)	6/27/2013	1995
IHOP	Clarksville	TN	—	530	1,346	—	1,876	(405)	6/27/2013	1995
IHOP	Murfreesboro	TN	—	600	1,687	—	2,287	(508)	6/27/2013	1995
IHOP	Baytown	TX	—	698	1,297	—	1,995	(364)	7/31/2013	1998
IHOP	Corpus Christi	TX	—	1,176	—	—	1,176	—	7/31/2013	1995
IHOP	Fort Worth	TX	—	560	1,879	—	2,439	(566)	6/27/2013	1995
IHOP	Houston	TX	—	760	2,462	—	3,222	(741)	6/27/2013	1995
IHOP	Killeen	TX	—	380	1,028	—	1,408	(309)	6/27/2013	1995
IHOP	Lake Jackson	TX	—	370	2,018	—	2,388	(608)	6/27/2013	1995
IHOP	Leon Valley	TX	—	650	2,055	—	2,705	(789)	6/27/2013	1995
IHOP	Auburn	WA	—	780	1,878	—	2,658	(565)	6/27/2013	1995
Inform Diagnostics	Irving	TX	—	3,237	37,297	341	40,875	(9,055)	4/28/2014	1997
Ingersoll Rand	Annandale	NJ	—	1,367	14,223	(90)	15,500	(6,672)	4/30/2014	1999
Ingram Micro	Amherst	NY	—	4,107	20,347	—	24,454	(5,216)	6/25/2014	1986
Insurance Auto Auctions	Hudson	FL	—	1,062	11,203	—	12,265	(141)	10/9/2018	2018
Iron Mountain	Columbus	OH	—	405	3,642	1,263	5,310	(1,384)	9/28/2012	1954
Iron Mountain	Mohnton	PA	—	197	6,152	—	6,349	(1,330)	7/2/2014	1979
IRS Gateway Center	Covington	KY	—	3,120	80,689	1,582	85,391	(15,546)	6/5/2014	1994
Irving Oil	Belfast	ME	—	339	698	—	1,037	(213)	2/7/2014	1997
Irving Oil	Bethel	ME	—	182	331	—	513	(105)	2/7/2014	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Irving Oil	Boothbay Harbor	ME	—	413	550	—	963	(180)	2/7/2014	1993
Irving Oil	Caribou	ME	—	187	404	—	591	(121)	2/7/2014	1990
Irving Oil	Fort Kent	ME	—	358	352	—	710	(126)	2/7/2014	1973
Irving Oil	Kennebunk	ME	—	469	541	—	1,010	(184)	2/7/2014	1980
Irving Oil	Lincoln	ME	—	360	360	—	720	(114)	2/7/2014	1994
Irving Oil	Orono	ME	—	228	272	—	500	(84)	2/7/2014	1984
Irving Oil	Saco	ME	—	619	222	—	841	(98)	2/7/2014	1995
Irving Oil	Skowhegan	ME	—	541	492	—	1,033	(170)	2/7/2014	1988
Irving Oil	Conway	NH	—	173	525	—	698	(150)	2/7/2014	2004
Irving Oil	Dover	NH	—	380	717	—	1,097	(213)	2/7/2014	1988
Irving Oil	Rochester	NH	—	290	747	—	1,037	(215)	2/7/2014	1970
Irving Oil	Dummerston	VT	—	185	353	—	538	(120)	2/7/2014	1993
Irving Oil	Rutland	VT	—	249	220	—	469	(68)	2/7/2014	1984
Irving Oil	Westminster	VT	—	108	437	—	545	(131)	2/7/2014	1990
Jack in the Box	Avondale	AZ	—	110	2,237	—	2,347	(656)	6/27/2013	1995
Jack in the Box	Chandler	AZ	—	450	1,447	—	1,897	(425)	6/27/2013	1995
Jack in the Box	Folsom	CA	—	280	2,423	—	2,703	(711)	6/27/2013	1995
Jack in the Box	Sacramento	CA	—	476	1,110	—	1,586	(312)	7/31/2013	1991
Jack in the Box	West Sacramento	CA	—	590	1,710	—	2,300	(502)	6/27/2013	1995
Jack in the Box	Burley	ID	—	240	1,430	—	1,670	(420)	6/27/2013	1995
Jack in the Box	Belleville	IL	—	200	966	—	1,166	(283)	6/27/2013	1995
Jack in the Box	Florissant	MO	—	502	1,515	—	2,017	(444)	6/27/2013	1995
Jack in the Box	St. Louis	MO	—	420	1,494	—	1,914	(438)	6/27/2013	1995
Jack in the Box	Salem	OR	—	580	1,301	—	1,881	(382)	6/27/2013	1995
Jack in the Box	Tigard	OR	—	620	1,361	—	1,981	(399)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,325	—	1,745	(389)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,365	—	1,785	(400)	6/27/2013	1995
Jack in the Box	Cleburne	TX	—	291	1,647	—	1,938	(462)	7/31/2013	2000
Jack in the Box	Corinth	TX	—	400	1,416	—	1,816	(415)	6/27/2013	1995
Jack in the Box	Farmers Branch	TX	—	460	1,640	—	2,100	(481)	6/27/2013	1995
Jack in the Box	Fort Worth	TX	—	490	1,702	—	2,192	(499)	6/27/2013	1995
Jack in the Box	Georgetown	TX	—	600	1,508	—	2,108	(442)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Jack in the Box	Granbury	TX	—	380	1,449	—	1,829	(425)	6/27/2013	1995
Jack in the Box	Grand Prairie	TX	—	600	1,856	—	2,456	(544)	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	470	1,344	—	1,814	(394)	6/27/2013	1995
Jack in the Box	Houston	TX	—	460	1,437	—	1,897	(422)	6/27/2013	1995
Jack in the Box	Houston	TX	—	390	1,172	—	1,562	(344)	6/27/2013	1995
Jack in the Box	Houston	TX	—	330	1,845	—	2,175	(541)	6/27/2013	1995
Jack in the Box	Houston	TX	—	410	1,621	—	2,031	(475)	6/27/2013	1995
Jack in the Box	Houston	TX	—	450	1,396	—	1,846	(409)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Jack in the Box	Hutchins	TX	—	330	1,363	—	1,693	(400)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	440	1,544	—	1,984	(453)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	450	1,563	—	2,013	(458)	6/27/2013	1995
Jack in the Box	Mesquite	TX	—	560	1,652	—	2,212	(485)	6/27/2013	1995
Jack in the Box	Missouri City	TX	—	451	837	—	1,288	(235)	7/31/2013	1991
Jack in the Box	Nacogdoches	TX	—	340	1,320	—	1,660	(387)	6/27/2013	1995
Jack in the Box	Orange	TX	—	270	1,661	—	1,931	(487)	6/27/2013	1995
Jack in the Box	Port Arthur	TX	—	460	1,405	—	1,865	(412)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	400	1,244	—	1,644	(365)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	470	1,256	—	1,726	(368)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	350	1,249	—	1,599	(366)	6/27/2013	1995
Jack in the Box	Spring	TX	—	570	1,340	—	1,910	(393)	6/27/2013	1995
Jack in the Box	Spring	TX	—	450	1,487	—	1,937	(436)	6/27/2013	1995
Jack in the Box	Texas City	TX	—	454	844	—	1,298	(250)	6/27/2013	1991
Jack in the Box	Tyler	TX	—	450	1,025	—	1,475	(301)	6/27/2013	1995
Jack in the Box	Weatherford	TX	—	480	1,329	—	1,809	(390)	6/27/2013	1995
Jack in the Box	Enumclaw	WA	—	380	1,238	—	1,618	(363)	6/27/2013	1995
Jeremiah's Italian Ice	Winter Springs	FL	—	734	—	—	734	—	7/31/2013	1995
Jiffy Lube	Houston	TX	—	423	1,037	—	1,460	(231)	6/9/2014	2008
Jo-Ann's	Shakopee	MN	—	994	1,807	—	2,801	(441)	2/7/2014	2012
Johnny Carinos	Rogers	AR	—	997	2,540	—	3,537	(771)	6/27/2013	2001
Johnny Carinos	Columbus	IN	—	809	1,888	—	2,697	(584)	8/30/2013	2004
Johnny Carinos	Muncie	IN	—	540	2,160	—	2,700	(668)	8/30/2013	2003
Johnny Carinos	Houston	TX	—	1,328	2,656	—	3,984	(806)	6/27/2013	2002
Johnny Carinos	Midland	TX	—	998	2,329	—	3,327	(726)	7/31/2013	2000
Katun Corp.	Davenport	IA	—	454	7,485	—	7,939	(1,477)	5/6/2014	1993
Keane Frac	Pleasanton	TX	—	328	4,804	(2,858)	2,274	(250)	9/25/2014	2014
Kentucky Fried Chicken	Bloomington	IL	—	576	1,466	—	2,042	(434)	6/27/2013	2004
Kentucky Fried Chicken	Charleston	IL	—	282	1,514	—	1,796	(448)	6/27/2013	2003
Kentucky Fried Chicken	Decatur	IL	—	276	1,619	—	1,895	(480)	6/27/2013	2001
Kentucky Fried Chicken	Dolton	IL	—	167	946	—	1,113	(266)	7/31/2013	1975
Kentucky Fried Chicken	Elmhurst	IL	—	242	969	—	1,211	(272)	7/31/2013	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Kentucky Fried Chicken	Hazel Crest	IL	—	153	1,376	—	1,529	(386)	7/31/2013	1982
Kentucky Fried Chicken	Homewood	IL	—	660	1,541	—	2,201	(432)	7/31/2013	1992
Kentucky Fried Chicken	Matteson	IL	—	399	2,259	—	2,658	(634)	7/31/2013	1973
Kentucky Fried Chicken	Mattoon	IL	—	113	1,019	—	1,132	(286)	7/31/2013	1973
Kentucky Fried Chicken	Oak Forest	IL	—	185	1,047	—	1,232	(294)	7/31/2013	1955
Kentucky Fried Chicken	Rockford	IL	—	201	1,142	—	1,343	(320)	7/31/2013	1995
Kentucky Fried Chicken	Springfield	IL	—	267	1,068	—	1,335	(300)	7/31/2013	1987
Kentucky Fried Chicken	Springfield	IL	—	212	1,203	—	1,415	(338)	7/31/2013	1987
Kentucky Fried Chicken	Westchester	IL	—	238	952	—	1,190	(267)	7/31/2013	1973
Kentucky Fried Chicken	Crawfordsville	IN	—	159	1,068	—	1,227	(316)	6/27/2013	1979
Kentucky Fried Chicken	Frankfort	IN	—	99	893	—	992	(251)	7/31/2013	1985
Kentucky Fried Chicken	Franklin	IN	—	205	1,375	—	1,580	(408)	6/27/2013	1976
Kentucky Fried Chicken	Greenwood	IN	—	339	1,405	—	1,744	(416)	6/27/2013	1976
Kentucky Fried Chicken	Lebanon	IN	—	337	1,348	—	1,685	(378)	7/31/2013	1983
Kentucky Fried Chicken	Deming	NM	—	220	691	—	911	(203)	6/27/2013	1995
Kentucky Fried Chicken	Las Cruces	NM	—	270	498	—	768	(146)	6/27/2013	1995
Kentucky Fried Chicken	Warren	OH	—	426	640	(421)	645	(49)	7/31/2013	1987
Kentucky Fried Chicken	New Kensington	PA	—	324	487	(260)	551	(41)	7/31/2013	1967
Kentucky Fried Chicken	Appleton	WI	—	350	874	—	1,224	(256)	6/27/2013	1995
Kentucky Fried Chicken / A&W	Granite City	IL	—	102	1,083	—	1,185	(321)	6/27/2013	1987
Kentucky Fried Chicken / A&W	Allison Park	PA	—	246	683	—	929	(202)	6/27/2013	1978
Kentucky Fried Chicken / A&W	Germantown	WI	—	368	913	—	1,281	(270)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Green Bay	WI	—	208	1,022	—	1,230	(303)	6/27/2013	1986
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	396	773	—	1,169	(229)	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	281	795	—	1,076	(236)	6/27/2013	1992
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	89	750	—	839	(222)	6/27/2013	1989
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	197	975	—	1,172	(289)	6/27/2013	1991
Kentucky Fried Chicken / A&W	Milwaukee	WI	—	138	924	—	1,062	(274)	6/27/2013	1992
Kentucky Fried Chicken / A&W	South Milwaukee	WI	—	197	695	—	892	(206)	6/27/2013	1993
Kentucky Fried Chicken / A&W	Wauwatosa	WI	—	135	615	—	750	(182)	6/27/2013	1992
Kentucky Fried Chicken / A&W	West Bend	WI	—	185	705	—	890	(209)	6/27/2013	1972
Ker's WingHouse Bar and Grill	Brandon	FL	—	340	654	—	994	(197)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Ker's WingHouse Bar and Grill	Clearwater	FL	—	550	627	—	1,177	(189)	6/27/2013	1995
Key Bank	Spencerport	NY	—	59	1,112	—	1,171	(315)	6/5/2013	1960
Kirklands	Wilmington	NC	—	1,127	1,061	—	2,188	(279)	2/7/2014	2004
Kohl's	Monrovia	CA	8,700	8,052	7,891	—	15,943	(1,941)	2/7/2014	1982
Kohl's	Tavares	FL	4,670	4,173	—	—	4,173	—	2/7/2014	2008
Kohl's	Fort Dodge	IA	—	1,431	3,109	—	4,540	(766)	2/7/2014	2011
Kohl's	Salina	KS	—	964	5,009	60	6,033	(1,105)	2/7/2014	2009
Kohl's	Howell	MI	7,705	547	10,399	—	10,946	(3,852)	3/28/2013	2003
Kohl's	Saginaw	MI	—	1,110	6,932	—	8,042	(1,525)	2/7/2014	2011
Kohl's	Columbia	SC	—	1,532	14,561	—	16,093	(3,036)	2/7/2014	2007
Kohl's	Spartanburg	SC	—	2,984	5,842	—	8,826	(1,369)	2/7/2014	2006
Kohl's	Brownsville	TX	—	2,756	3,423	—	6,179	(38)	2/7/2014	2007
Kohl's	Mcallen	TX	3,429	1,286	7,321	—	8,607	(1,660)	2/7/2014	2005
Kohl's	Rice Lake	WI	—	1,268	7,788	—	9,056	(1,717)	2/7/2014	2011
Kroger	Calhoun	GA	—	—	6,279	—	6,279	(1,592)	11/5/2013	1996
Kroger	Lithonia	GA	—	—	6,250	—	6,250	(1,585)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,574	—	7,574	(1,921)	11/5/2013	1995
Kroger	Suwanee	GA	—	—	7,691	—	7,691	(1,950)	11/5/2013	1993
Kroger	Frankfort	KY	—	—	5,794	—	5,794	(1,469)	11/5/2013	1995
Kroger	Madisonville	KY	—	—	5,715	—	5,715	(1,449)	11/5/2013	1996
Kroger	Murray	KY	—	—	6,165	—	6,165	(1,563)	11/5/2013	1995
Kroger	Owensboro	KY	—	—	6,073	—	6,073	(1,540)	11/5/2013	1996
Kroger	Franklin	TN	—	—	7,782	—	7,782	(1,973)	11/5/2013	1996
Kroger	Knoxville	TN	—	—	7,642	—	7,642	(1,938)	11/5/2013	1996
Krystal	Greenville	AL	—	195	1,147	182	1,524	(385)	6/27/2013	1995
Krystal	Huntsville	AL	—	348	811	—	1,159	(303)	4/23/2013	1960
Krystal	Huntsville	AL	—	352	654	125	1,131	(256)	4/23/2013	1971
Krystal	Huntsville	AL	—	305	712	125	1,142	(274)	6/10/2013	1985
Krystal	Montgomery	AL	—	259	1,036	—	1,295	(405)	9/21/2012	1964
Krystal	Montgomery	AL	—	560	829	175	1,564	(290)	6/27/2013	1995
Krystal	Montgomery	AL	—	303	562	125	990	(222)	4/23/2013	1962
Krystal	Montgomery	AL	—	502	613	—	1,115	(229)	4/23/2013	1962

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Krystal	Scottsboro	AL	—	20	1,157	172	1,349	(385)	6/27/2013	1995
Krystal	Tuscaloosa	AL	—	206	1,165	454	1,825	(254)	9/21/2012	1976
Krystal	Valley	AL	—	297	694	125	1,116	(270)	4/23/2013	1979
Krystal	Vestavia Hills	AL	—	342	513	—	855	(192)	4/23/2013	1995
Krystal	Jacksonville	FL	—	574	574	—	1,148	(225)	9/21/2012	1990
Krystal	Orlando	FL	—	372	372	125	869	(154)	9/21/2012	1994
Krystal	Orlando	FL	—	669	446	—	1,115	(175)	9/21/2012	1995
Krystal	Plant City	FL	—	355	533	—	888	(209)	9/21/2012	2012
Krystal	St. Augustine	FL	—	411	411	125	947	(170)	9/21/2012	2012
Krystal	Albany	GA	—	309	721	—	1,030	(282)	9/21/2012	1962
Krystal	Atlanta	GA	—	166	664	—	830	(260)	9/21/2012	1973
Krystal	Augusta	GA	—	365	851	—	1,216	(333)	9/21/2012	1979
Krystal	Columbus	GA	—	622	934	—	1,556	(365)	9/21/2012	1977
Krystal	Decatur	GA	—	94	533	—	627	(208)	9/21/2012	1965
Krystal	East Point	GA	—	221	664	—	885	(258)	10/26/2012	1984
Krystal	Macon	GA	—	325	759	—	1,084	(297)	9/21/2012	1962
Krystal	Milledgeville	GA	—	261	609	—	870	(238)	9/21/2012	2011
Krystal	Snellville	GA	—	466	466	—	932	(182)	9/21/2012	1981
Krystal	Corinth	MS	—	279	652	125	1,056	(254)	4/23/2013	2007
Krystal	Gulfport	MS	—	215	861	—	1,076	(337)	9/21/2012	2011
Krystal	Pearl	MS	—	426	638	—	1,064	(250)	9/21/2012	1976
Krystal	Chattanooga	TN	—	336	784	—	1,120	(307)	9/21/2012	2010
Krystal	Chattanooga	TN	—	186	328	—	514	(73)	6/27/2013	1995
Krystal	Chattanooga	TN	—	440	659	—	1,099	(246)	4/23/2013	1983
Krystal	Knoxville	TN	—	369	246	—	615	(96)	9/21/2012	1970
Krystal	Lawrenceburg	TN	—	304	709	—	1,013	(265)	4/23/2013	1980
Krystal	Memphis	TN	—	257	1,029	—	1,286	(384)	4/23/2013	1975
Krystal	Memphis	TN	—	181	723	—	904	(270)	4/23/2013	1972
Krystal	Murfreesboro	TN	—	465	698	—	1,163	(261)	4/23/2013	2008
Kum & Go	Bentonville	AR	—	587	1,370	(52)	1,905	(428)	11/20/2012	2009
Kum & Go	Lowell	AR	—	774	1,437	(27)	2,184	(449)	11/20/2012	2009
Kum & Go	Paragould	AR	—	708	2,123	—	2,831	(674)	9/28/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Kum & Go	Rogers	AR	—	668	1,559	—	2,227	(487)	11/20/2012	2008
Kum & Go	Sherwood	AR	—	866	1,609	—	2,475	(510)	9/28/2012	2012
Kum & Go	Fountain	CO	—	1,131	1,696	—	2,827	(526)	12/24/2012	2012
Kum & Go	Monument	CO	—	1,192	1,457	—	2,649	(452)	12/24/2012	2012
Kum & Go	Muscatine	IA	—	794	1,853	—	2,647	(575)	12/27/2012	2012
Kum & Go	Ottumwa	IA	—	586	1,368	—	1,954	(428)	11/20/2012	1998
Kum & Go	Sloan	IA	—	447	2,162	—	2,609	(668)	2/7/2014	2008
Kum & Go	Story City	IA	—	223	2,089	—	2,312	(574)	2/7/2014	2006
Kum & Go	Tipton	IA	—	507	1,945	—	2,452	(629)	2/7/2014	2008
Kum & Go	Waukee	IA	—	1,280	1,280	—	2,560	(388)	3/28/2013	2012
Kum & Go	West Branch	IA	—	219	1,089	—	1,308	(296)	2/7/2014	1997
Kum & Go	Joplin	MO	—	218	782	—	1,000	(281)	2/11/2014	1987
Kum & Go	Joplin	MO	—	205	594	—	799	(216)	2/11/2014	1986
Kum & Go	Neosho	MO	—	504	1,144	—	1,648	(319)	2/11/2014	1997
Kum & Go	Tioga	ND	—	318	2,863	—	3,181	(895)	11/8/2012	2012
Kum & Go	Muskogee	OK	—	423	1,691	—	2,114	(497)	7/22/2013	2013
Kum & Go	Muskogee	OK	—	97	973	—	1,070	(210)	9/30/2014	1999
Kum & Go	Cheyenne	WY	—	411	2,327	—	2,738	(722)	12/27/2012	2012
Kum & Go	Gillette	WY	—	878	2,048	—	2,926	(606)	6/28/2013	2013
LA Fitness	Avondale	AZ	—	2,253	9,040	—	11,293	(2,382)	2/7/2014	2006
LA Fitness	Glendale	AZ	3,049	2,177	7,568	20	9,765	(2,166)	2/7/2014	2005
LA Fitness	Marana	AZ	—	1,284	8,322	—	9,606	(2,282)	2/7/2014	2011
LA Fitness	Highland	CA	4,481	2,274	8,673	—	10,947	(2,528)	2/7/2014	2009
LA Fitness	Boynton Beach	FL	—	1,485	9,945	—	11,430	(631)	11/22/2016	2005
LA Fitness	Miami	FL	—	2,730	8,671	—	11,401	(566)	11/22/2016	2015
LA Fitness	Tampa	FL	—	1,084	6,500	—	7,584	(254)	11/13/2017	2016
LA Fitness	Broadview	IL	—	3,345	8,763	276	12,384	(2,349)	2/7/2014	2010
LA Fitness	Oswego	IL	—	3,163	8,749	—	11,912	(2,433)	2/7/2014	2008
LA Fitness	Tinley Park	IL	—	1,722	8,976	—	10,698	(260)	12/22/2017	2006
LA Fitness	Carmel	IN	—	1,457	9,562	—	11,019	(2,526)	2/7/2014	2008
LA Fitness	Indianapolis	IN	—	1,279	8,970	—	10,249	(2,370)	2/7/2014	2009
LA Fitness	St. Clair Shores	MI	—	2,163	6,787	—	8,950	(480)	11/22/2016	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
LA Fitness	Oakdale	MN	4,749	2,315	8,315	—	10,630	(2,291)	2/7/2014	2009
LA Fitness	Webster	NY	—	2,922	5,102	—	8,024	(227)	8/1/2017	2014
LA Fitness	Edmond	OK	—	962	6,916	—	7,878	(1,668)	3/31/2014	2014
LA Fitness	Easton	PA	—	938	10,600	139	11,677	(2,818)	2/7/2014	1979
LA Fitness	Memphis	TN	—	1,466	7,348	—	8,814	(109)	7/26/2018	2014
LA Fitness	Dallas	TX	4,712	2,629	10,413	—	13,042	(2,615)	2/7/2014	2008
LA Fitness	Denton	TX	3,775	1,888	9,568	(6)	11,450	(2,473)	2/7/2014	2009
LA Fitness	Duncanville	TX	—	1,538	10,023	—	11,561	(2,548)	2/7/2014	2007
LA Fitness	Mckinney	TX	—	2,039	7,787	—	9,826	(516)	11/22/2016	2005
LA Fitness	Rowlett	TX	—	2,539	7,668	406	10,613	(403)	4/11/2017	2006
LA Fitness	Spring	TX	—	1,970	9,290	—	11,260	(2,394)	2/7/2014	2006
Lamrite West	Strongsville	OH	—	3,078	34,076	—	37,154	(1,238)	8/21/2017	1999
Leeann Chin	Blaine	MN	—	480	528	—	1,008	(155)	6/27/2013	1995
Leeann Chin	Chanhassen	MN	—	450	763	—	1,213	(224)	6/27/2013	1995
Leeann Chin	Golden Valley	MN	—	270	776	—	1,046	(228)	6/27/2013	1995
Lee's Famous Recipe Chicken	Florissant	MO	—	306	560	—	866	(166)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Ann	MO	—	187	571	—	758	(169)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Louis	MO	—	107	874	—	981	(259)	6/27/2013	1984
Lifetime Dentistry Chickasha	Chickasha	OK	—	100	186	—	286	(58)	6/27/2013	1995
Logan's Roadhouse	Huntsville	AL	—	520	4,797	(1,363)	3,954	(750)	6/27/2013	1995
Logan's Roadhouse	Fayetteville	AR	—	1,570	2,182	(953)	2,799	(329)	6/27/2013	1995
Logan's Roadhouse	Hattiesburg	MS	—	890	4,012	(803)	4,099	(698)	6/27/2013	1995
Logan's Roadhouse	Owasso	OK	—	1,449	2,173	(568)	3,054	(385)	7/31/2013	2006
Logan's Roadhouse	Clarksville	TN	—	1,010	4,424	(1,264)	4,170	(706)	6/27/2013	1995
Logan's Roadhouse	Cleveland	TN	—	890	3,902	(1,225)	3,567	(604)	6/27/2013	1995
Logan's Roadhouse	El Paso	TX	—	320	4,731	(1,558)	3,493	(691)	6/27/2013	1995
Long John Silver's / A&W	Merced	CA	—	174	695	—	869	(195)	7/31/2013	1982
Long John Silver's / A&W	Collinsville	IL	—	220	940	—	1,160	(278)	6/27/2013	2006
Long John Silver's / A&W	Fairview Heights	IL	—	258	525	—	783	(155)	6/27/2013	1976
Long John Silver's / A&W	Jacksonville	IL	—	171	431	—	602	(128)	6/27/2013	1978
Long John Silver's / A&W	Litchfield	IL	—	194	996	—	1,190	(295)	6/27/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Long John Silver's / A&W	Marion	IL	—	305	1,059	(925)	439	—	6/27/2013	1983
Long John Silver's / A&W	Mount Carmel	IL	—	105	484	—	589	(143)	6/27/2013	1977
Long John Silver's / A&W	Vandalia	IL	—	101	484	(375)	210	—	6/27/2013	1976
Long John Silver's / A&W	West Frankfort	IL	—	244	996	(836)	404	—	6/27/2013	1977
Long John Silver's / A&W	Wood River	IL	—	251	314	—	565	(93)	6/27/2013	1975
Long John Silver's / A&W	Garden City	KS	—	120	530	—	650	(157)	6/27/2013	1978
Long John Silver's / A&W	Hays	KS	—	160	624	—	784	(185)	6/27/2013	1994
Long John Silver's / A&W	Clovis	NM	—	210	705	(377)	538	(63)	6/27/2013	1995
Long John Silver's / A&W	Fairborn	OH	—	103	300	—	403	(89)	6/27/2013	1976
Long John Silver's / A&W	Penn Hills	PA	—	438	656	—	1,094	(184)	7/31/2013	1993
Long John Silver's / A&W	Austin	TX	—	459	477	—	936	(141)	6/27/2013	1993
Long John Silver's / KFC	Green Bay	WI	—	748	563	—	1,311	(167)	6/27/2013	1978
Long John Silver's / Taco Bell	Ashtabula	OH	—	440	1,640	—	2,080	(481)	6/27/2013	1995
Longhorn Steakhouse	Tampa	FL	—	370	1,852	—	2,222	(557)	6/27/2013	1995
Longhorn Steakhouse	Paducah	KY	—	1,121	1,443	(2,072)	492	(6)	2/7/2014	1995
Los Tios Mexican Restaurant	Dalton	OH	—	18	30	—	48	(9)	6/27/2013	1990
Lowe's	Jonesboro	AR	—	2,101	8,405	185	10,691	(2,011)	5/19/2014	1994
Lowe's	Burlington	IA	—	2,775	8,191	819	11,785	(1,932)	2/7/2014	1996
Lowe's	Florence	KY	—	4,814	10,189	250	15,253	(2,368)	2/7/2014	1997
Lowe's	New Orleans	LA	12,332	10,315	20,728	—	31,043	(5,256)	11/5/2013	2005
Lowe's	Sanford	ME	4,672	4,045	—	—	4,045	—	2/7/2014	2009
Lowe's	Windham	ME	7,930	12,640	—	—	12,640	—	6/3/2013	2006
Lowe's	Benton Harbor	MI	—	1,011	7,851	245	9,107	(1,934)	3/17/2014	1994
Lowe's	Kansas City	MO	—	3,729	—	—	3,729	—	2/7/2014	2009
Lowe's	Las Vegas	NV	—	11,499	—	—	11,499	—	2/7/2014	2002
Lowe's	Ticonderoga	NY	4,345	1,812	—	—	1,812	—	2/7/2014	2009
Lowe's	West Carrollton	OH	—	2,864	9,883	—	12,747	(2,157)	2/7/2014	1994
Lowe's	Columbia	SC	—	5,485	—	—	5,485	—	2/7/2014	1994
Lowe's	Texas City	TX	—	2,313	9,253	—	11,566	(2,984)	5/19/2014	1995
Lumber Liquidators	Saginaw	MI	—	287	502	—	789	(128)	5/28/2014	2000
Mad Max	Fond Du Lac	WI	—	303	1,212	—	1,515	(20)	7/17/2018	2007
Mad Max	Fond Du Lac	WI	—	1,484	2,511	—	3,995	(27)	7/17/2018	1974

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Mad Max	Fond Du Lac	WI	—	133	272	—	405	(6)	7/17/2018	1952
Mad Max	Port Washington	WI	—	191	568	—	759	(11)	7/17/2018	1991
Mad Max	Port Washington	WI	—	533	733	—	1,266	(14)	7/17/2018	1996
Mad Max	Sheboygan	WI	—	354	318	—	672	(7)	7/17/2018	1996
Mad Max	West Bend	WI	—	463	710	—	1,173	(13)	7/17/2018	2012
Mad Max	West Bend	WI	—	483	965	—	1,448	(16)	7/17/2018	2016
Mad Max	West Bend	WI	—	278	315	—	593	(7)	7/17/2018	1986
Mad Max	West Bend	WI	—	333	570	—	903	(10)	7/17/2018	1999
Mars Petcare	Columbia	SC	—	1,875	19,591	(985)	20,481	(3,634)	11/5/2013	2014
Marshall's Convenience Stores	Cascade	WI	—	32	436	—	468	(6)	8/30/2018	1991
Marshall's Convenience Stores	Elkhart Lake	WI	—	283	955	—	1,238	(14)	8/30/2018	1985
Marshall's Convenience Stores	Glenbeulah	WI	—	45	605	—	650	(9)	8/30/2018	2008
Marshall's Convenience Stores	Kewaskum	WI	—	253	468	—	721	(7)	8/30/2018	1999
Marshall's Convenience Stores	Plymouth	WI	—	82	318	—	400	(5)	8/30/2018	1984
Marshall's Convenience Stores	Plymouth	WI	—	199	539	—	738	(9)	8/30/2018	2005
Mastec	Houston	TX	—	369	2,669	—	3,038	(550)	6/12/2014	2012
Mattress Firm	Daphne	AL	—	528	1,233	—	1,761	(353)	10/1/2013	2013
Mattress Firm	Dothan	AL	—	406	1,217	—	1,623	(363)	5/14/2013	2013
Mattress Firm	Rogers	AR	—	321	1,284	—	1,605	(392)	2/6/2013	2012
Mattress Firm	Destin	FL	—	693	1,287	—	1,980	(381)	6/5/2013	2013
Mattress Firm	Tallahassee	FL	—	924	1,386	—	2,310	(414)	5/14/2013	2013
Mattress Firm	Fairview Heights	IL	—	231	958	—	1,189	(276)	2/7/2014	1977
Mattress Firm	Columbus	IN	—	157	891	—	1,048	(278)	11/6/2012	1964
Mattress Firm	Evansville	IN	—	117	2,227	—	2,344	(680)	2/11/2013	1995
Mattress Firm	Goshen	IN	—	211	1,555	—	1,766	(381)	3/20/2014	2013
Mattress Firm	South Bend	IN	—	289	2,445	—	2,734	(611)	2/24/2014	2013
Mattress Firm	Lafayette	LA	1,194	—	1,251	—	1,251	(373)	5/2/2013	1995
Mattress Firm	Flint	MI	—	467	1,323	—	1,790	(272)	8/19/2014	2014
Mattress Firm	Flint	MI	—	409	1,164	—	1,573	(208)	10/3/2014	2014
Mattress Firm	Goldsboro	NC	—	349	1,385	—	1,734	(274)	5/29/2014	2014
Mattress Firm	Painesville	OH	—	437	1,318	—	1,755	(286)	7/10/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Mattress Firm	Johnstown	PA	—	389	906	745	2,040	(281)	7/31/2013	1995
Mattress Firm	Florence	SC	—	398	929	(8)	1,319	(287)	12/7/2012	2012
Mattress Firm	Rock Hill	SC	—	385	898	—	1,283	(262)	8/21/2013	2008
Mattress Firm	Knoxville	TN	—	586	1,088	—	1,674	(330)	3/19/2013	2012
Mattress Firm	Nederland	TX	—	311	1,245	—	1,556	(395)	9/26/2012	1997
Mattress Firm	Bountiful	UT	—	736	1,367	—	2,103	(424)	12/31/2012	2012
Mattress Firm	Spokane	WA	—	409	1,685	—	2,094	(517)	4/4/2013	2013
Mattress Firm	Spokane	WA	—	511	1,582	—	2,093	(490)	3/28/2013	2013
McAlisters	Murfreesboro	TN	—	310	720	—	1,030	(217)	6/27/2013	1995
McAlisters	Sherman	TX	—	563	1,223	—	1,786	(324)	5/16/2014	2013
McAlisters	Waco	TX	—	429	791	—	1,220	(238)	3/27/2014	2000
McDonald's	Scotland Neck	NC	—	320	—	—	320	—	6/27/2013	2005
MDC Holdings Inc.	Denver	CO	—	12,648	66,398	397	79,443	(17,105)	11/5/2013	2001
MedAssets	Plano	TX	—	10,432	45,650	—	56,082	(9,902)	2/7/2014	2013
The Medicines Co.	Parsippany	NJ	27,700	5,150	50,051	748	55,949	(11,324)	2/7/2014	2009
Melrose Park Center	Melrose Park	IL	—	6,143	10,515	597	17,255	(2,664)	2/7/2014	2006
Merrill Lynch	Hopewell	NJ	74,250	17,619	108,349	(12,141)	113,827	(15,642)	2/7/2014	2001
Metro by T-Mobile	Richardson	TX	7,489	1,292	19,606	769	21,667	(5,161)	11/5/2013	1986
Mezcal Mexican Restaurant	Grafton	OH	—	64	191	—	255	(60)	7/31/2013	1990
Michaels	Lancaster	CA	—	7,744	33,872	—	41,616	(1,113)	11/20/2017	1998
Michaels	Lafayette	LA	—	1,831	3,631	—	5,462	(1,049)	2/7/2014	2011
Michaels	Phoenix	AZ	—	2,325	5,948	—	8,273	(126)	5/31/2018	1997
Michelin	Louisville	KY	—	1,120	7,763	—	8,883	(2,403)	11/5/2013	2011
Millenium Chem	Glen Burnie	MD	—	2,127	23,198	(3,894)	21,431	(2,794)	2/21/2014	1984
Mills Fleet Farm	Cedar Falls	IA	—	—	3,501	—	3,501	—	12/21/2018	N/A
Mister Car Wash	Florence	AL	—	198	1,376	3	1,577	(49)	10/17/2017	2008
Mister Car Wash	Florence	AL	—	404	1,605	3	2,012	(70)	10/17/2017	2016
Mister Car Wash	Muscle Shoals	AL	—	378	1,445	3	1,826	(55)	10/17/2017	2008
Mister Car Wash	Grand Rapids	MI	—	662	777	—	1,439	(36)	5/16/2017	2002
Mister Car Wash	Grand Rapids	MI	—	779	1,600	—	2,379	(77)	4/18/2017	2001
Mister Car Wash	Grand Rapids	MI	—	721	996	—	1,717	(45)	5/16/2017	1984
Mister Car Wash	Grand Rapids	MI	—	458	938	—	1,396	(44)	5/16/2017	1961

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Mister Car Wash	Grand Rapids	MI	—	554	902	—	1,456	(11)	8/15/2018	1976
Mister Car Wash	Jenison	MI	—	393	915	—	1,308	(10)	8/15/2018	1977
Mister Car Wash	Kentwood	MI	—	238	877	—	1,115	(42)	5/16/2017	1979
Monro Muffler	Lewiston	ME	—	279	1,115	—	1,394	(348)	5/10/2013	1976
Monro Muffler	Waukesha	WI	—	228	684	—	912	(210)	7/23/2013	2002
Monterey's Tex Mex	Tulsa	OK	—	135	406	(326)	215	(20)	7/31/2013	2001
Moonshine	Austin	TX	—	837	1,797	—	2,634	(546)	6/27/2013	1998
MotoMart	St. Charles	MO	—	1,085	1,980	—	3,065	(595)	2/7/2014	2009
MS Energy Service	Midland	TX	—	1,165	948	—	2,113	(214)	6/12/2014	2012
N/A - Billboard	Memphis	TN	—	33	—	—	33	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	63	—	—	63	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	73	—	—	73	—	7/31/2013	1995
N/A - Billboard	Memphis	TN	—	90	—	—	90	—	7/31/2013	1995
N/A - Parking Lot	Kingston	PA	—	29	—	—	29	—	6/27/2013	1995
National Tire & Battery	Morrow	GA	—	397	1,586	—	1,983	(548)	6/5/2012	1992
National Tire & Battery	St. Louis	MO	—	756	924	—	1,680	(308)	10/31/2012	1998
National Tire & Battery	Nashville	TN	799	603	1,373	—	1,976	(337)	2/7/2014	1978
Natural Grocers	Gilbert	AZ	—	2,113	3,211	—	5,324	(177)	3/1/2017	2016
Natural Grocers	Gilbert	AZ	—	2,100	3,231	—	5,331	(178)	3/1/2017	2016
Natural Grocers	Tucson	AZ	—	1,571	3,637	—	5,208	(228)	3/1/2017	2016
Natural Grocers	Salem	OR	—	1,339	3,886	—	5,225	(1,017)	2/7/2014	2013
Nestle Holdings	Breinigsville	PA	—	7,381	66,948	—	74,329	(20,730)	11/5/2013	1994
Northern Tool & Equipment	Ocala	FL	1,574	1,693	2,727	—	4,420	(713)	2/7/2014	2008
Northrop Grumman	El Segundo	CA	—	15,935	67,908	—	83,843	(14,927)	6/27/2014	1972
NTT Data	Lincoln	NE	—	2,812	25,566	—	28,378	(5,837)	2/7/2014	2009
O'Charley's	Dalton	GA	—	406	1,817	—	2,223	(552)	6/27/2013	1993
O'Charley's	Tucker	GA	—	1,037	866	—	1,903	(263)	6/27/2013	1993
Old Country Buffet	Burbank	CA	—	246	1,309	(1,094)	461	(112)	1/8/2014	2001
Olive Garden	Flagstaff	AZ	—	875	455	—	1,330	(80)	7/28/2014	1996
Olive Garden	Altamonte Springs	FL	—	699	4,023	—	4,722	(556)	7/28/2014	2006
Olive Garden	Leesburg	FL	—	692	1,837	—	2,529	(238)	7/28/2014	1990
Olive Garden	Port Charlotte	FL	—	1,454	4,156	—	5,610	(496)	7/28/2014	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Olive Garden	Salisbury	MD	—	1,171	3,144	—	4,315	(388)	7/28/2014	1995
Olive Garden	Cary	NC	—	1,545	6,603	—	8,148	(771)	7/28/2014	1992
Olive Garden	Oklahoma City	OK	—	819	4,053	—	4,872	(487)	7/28/2014	1991
Olive Garden	Langhorne	PA	—	970	3,717	—	4,687	(446)	7/28/2014	1996
Olive Garden	Pittsburgh	PA	—	1,560	1,422	—	2,982	(233)	7/28/2014	2003
Olive Garden	Houston	TX	—	973	2,902	—	3,875	(359)	7/28/2014	1994
Olive Garden	Chesapeake	VA	—	1,382	2,252	—	3,634	(289)	7/28/2014	1991
Olive Garden	Manassas	VA	—	1,965	2,585	—	4,550	(324)	7/28/2014	1993
Olive Garden	Silverdale	WA	—	1,752	2,015	—	3,767	(263)	7/28/2014	1993
Olive Garden	Morgantown	WV	—	1,765	2,199	—	3,964	(363)	7/28/2014	2006
Omnipoint Communication	Indianapolis	IN	49,838	5,770	64,073	3,162	73,005	(17,688)	5/9/2013	2000
On the Border	Rogers	AR	950	655	1,500	—	2,155	(463)	2/7/2014	2002
On the Border	Mesa	AZ	1,804	2,090	1,534	—	3,624	(476)	2/7/2014	1998
On the Border	Peoria	AZ	1,562	2,129	1,352	—	3,481	(383)	2/7/2014	1998
On the Border	Alpharetta	GA	—	1,771	1,842	—	3,613	(566)	2/7/2014	1997
On the Border	Buford	GA	—	1,786	1,506	—	3,292	(470)	2/7/2014	2001
On the Border	Naperville	IL	—	2,549	1,414	—	3,963	(514)	2/7/2014	1997
On the Border	West Springfield	MA	2,000	413	4,173	—	4,586	(1,217)	2/7/2014	1995
On the Border	Auburn Hills	MI	—	1,355	2,745	—	4,100	(784)	2/7/2014	1999
On the Border	Novi	MI	—	444	3,176	—	3,620	(881)	2/7/2014	1997
On the Border	Kansas City	MO	1,454	1,743	1,039	—	2,782	(393)	2/7/2014	1997
On the Border	Lees Summit	MO	1,200	1,647	1,008	—	2,655	(373)	2/7/2014	2002
On the Border	Concord Mills	NC	—	1,903	1,456	—	3,359	(501)	2/7/2014	2000
On the Border	Mount Laurel	NJ	713	1,446	1,938	—	3,384	(596)	2/7/2014	2004
On the Border	W. Windsor	NJ	2,433	1,489	1,703	—	3,192	(691)	2/7/2014	1998
On the Border	Columbus	OH	1,925	1,594	1,558	—	3,152	(556)	2/7/2014	1997
On the Border	Oklahoma City	OK	—	859	2,310	—	3,169	(720)	2/7/2014	1996
On the Border	Tulsa	OK	—	740	2,956	—	3,696	(899)	2/7/2014	1995
On the Border	Burleson	TX	—	891	2,844	—	3,735	(855)	2/7/2014	2000
On the Border	College Station	TX	—	2,218	1,471	—	3,689	(450)	2/7/2014	1997
On the Border	Denton	TX	—	1,419	2,012	—	3,431	(616)	2/7/2014	2002
On the Border	Desoto	TX	—	751	3,207	—	3,958	(923)	2/7/2014	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
On the Border	Ft. Worth	TX	—	1,222	2,991	—	4,213	(872)	2/7/2014	1999
On the Border	Garland	TX	—	1,065	1,692	—	2,757	(507)	2/7/2014	2007
On the Border	Lubbock	TX	—	375	3,679	—	4,054	(1,030)	2/7/2014	1994
On the Border	Rockwall	TX	—	693	3,244	—	3,937	(881)	2/7/2014	1999
On the Border	Woodbridge	VA	—	1,799	899	—	2,698	(555)	2/7/2014	1998
O'Reilly Auto Parts	Oneonta	AL	—	81	460	52	593	(148)	8/2/2012	2000
O'Reilly Auto Parts	Louisville	KY	—	573	794	—	1,367	(210)	2/7/2014	2011
O'Reilly Auto Parts	Breaux Bridge	LA	—	139	738	—	877	(198)	2/7/2014	2009
O'Reilly Auto Parts	Central	LA	—	104	915	—	1,019	(236)	2/7/2014	2010
O'Reilly Auto Parts	La Place	LA	—	342	819	—	1,161	(218)	2/7/2014	2008
O'Reilly Auto Parts	New Roads	LA	—	175	737	—	912	(199)	2/7/2014	2008
O'Reilly Auto Parts	Ravenna	OH	—	144	1,137	—	1,281	(289)	2/7/2014	2010
O'Reilly Auto Parts	Willard	OH	—	137	877	—	1,014	(218)	2/7/2014	2011
O'Reilly Auto Parts	Highlands	TX	485	281	813	—	1,094	(193)	2/7/2014	2010
O'Reilly Auto Parts	Houston	TX	560	340	895	—	1,235	(212)	2/7/2014	2010
O'Reilly Auto Parts	San Antonio	TX	703	439	1,030	—	1,469	(252)	2/7/2014	2010
O'Reilly Auto Parts	Christiansburg	VA	646	562	793	—	1,355	(195)	2/7/2014	2010
O'Reilly Auto Parts	Laramie	WY	—	144	1,297	—	1,441	(409)	10/12/2012	1999
Orora	Alhambra	CA	—	7,143	8,730	—	15,873	(2,972)	1/24/2013	1966
Outback Steakhouse	Fort Smith	AR	—	841	1,996	—	2,837	(620)	2/7/2014	1999
Outback Steakhouse	Centennial	CO	—	1,378	1,397	—	2,775	(442)	2/7/2014	1996
Outback Steakhouse	Jacksonville	FL	—	770	2,261	—	3,031	(625)	2/7/2014	2001
Outback Steakhouse	Sebring	FL	—	981	1,695	—	2,676	(530)	2/7/2014	2001
Outback Steakhouse	Fort Wayne	IN	—	733	984	—	1,717	(510)	2/7/2014	2000
Outback Steakhouse	Lexington	KY	—	1,077	2,139	—	3,216	(643)	2/7/2014	2002
Outback Steakhouse	Baton Rouge	LA	—	742	1,272	—	2,014	(378)	2/7/2014	2001
Outback Steakhouse	Southgate	MI	—	787	2,742	—	3,529	(780)	2/7/2014	1994
Outback Steakhouse	Lees Summit	MO	—	901	620	—	1,521	(212)	2/7/2014	1999
Outback Steakhouse	Garner	NC	—	1,088	1,817	—	2,905	(553)	2/7/2014	2004
Outback Steakhouse	Las Cruces	NM	—	536	1,549	—	2,085	(449)	2/7/2014	2000
Outback Steakhouse	Boardman Township	OH	—	575	2,742	—	3,317	(796)	2/7/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Outback Steakhouse	Independence	OH	—	901	2,268	—	3,169	(546)	2/7/2014	2006
Outback Steakhouse	Pittsburgh	PA	—	1,370	932	(932)	1,370	—	2/7/2014	1995
Outback Steakhouse	Conroe	TX	—	959	2,063	—	3,022	(553)	2/7/2014	2001
Outback Steakhouse	Houston	TX	—	964	2,321	—	3,285	(625)	2/7/2014	1998
Outback Steakhouse	Mcallen	TX	—	835	443	—	1,278	(136)	2/7/2014	1999
Outback Steakhouse	Colonial Heights	VA	—	1,297	746	—	2,043	(553)	2/7/2014	2000
Outback Steakhouse	Newport News	VA	—	600	1,356	—	1,956	(670)	2/7/2014	1993
Outback Steakhouse	Winchester	VA	—	704	1,310	—	2,014	(711)	2/7/2014	2006
Owens & Minor	Cleveland	OH	—	755	6,077	(4)	6,828	(1,287)	9/30/2014	2014
Owens Corning	Newark	OH	—	725	13,013	—	13,738	(2,884)	2/7/2014	2007
Owens Corning	Wichita Falls	TX	—	231	847	—	1,078	(185)	6/12/2014	1972
Pantry Gas & Convenience	Montgomery	AL	—	526	1,228	—	1,754	(381)	12/31/2012	1998
Pantry Gas & Convenience	Charlotte	NC	—	1,332	1,332	—	2,664	(413)	12/31/2012	2004
Pantry Gas & Convenience	Charlotte	NC	—	1,667	417	—	2,084	(129)	12/31/2012	1982
Pantry Gas & Convenience	Charlotte	NC	—	1,191	1,787	—	2,978	(554)	12/31/2012	1987
Pantry Gas & Convenience	Charlotte	NC	—	1,070	1,308	—	2,378	(406)	12/31/2012	1997
Pantry Gas & Convenience	Conover	NC	—	1,144	936	—	2,080	(290)	12/31/2012	1998
Pantry Gas & Convenience	Cornelius	NC	—	1,847	2,258	—	4,105	(700)	12/31/2012	1999
Pantry Gas & Convenience	Lincolnton	NC	—	1,766	2,159	—	3,925	(670)	12/31/2012	2000
Pantry Gas & Convenience	Matthews	NC	—	980	1,819	—	2,799	(564)	12/31/2012	1987
Pantry Gas & Convenience	Thomasville	NC	—	1,175	1,436	—	2,611	(445)	12/31/2012	2000
Pantry Gas & Convenience	Fort Mill	SC	—	1,311	1,967	—	3,278	(610)	12/31/2012	1988
Pearson Education	Lawrence	KS	—	2,548	18,057	(3,435)	17,170	(1,910)	11/5/2013	1997
Penske	Bedford	OH	—	183	—	—	183	—	6/27/2013	1995
Peraton	Herndon	VA	—	1,384	53,584	(17,140)	37,828	(1,079)	11/5/2013	1999
Petco	Lake Charles	LA	2,145	690	4,072	54	4,816	(969)	2/7/2014	2008
Petco	Dardenne Prairie	MO	—	806	3,024	—	3,830	(699)	2/7/2014	2009
PetSmart	Phoenix	AZ	51,250	7,308	97,510	42	104,860	(19,625)	2/7/2014	1997
PetSmart	Merced	CA	—	1,729	4,194	—	5,923	(987)	2/7/2014	1993
PetSmart	Redding	CA	—	1,312	4,133	228	5,673	(1,068)	2/7/2014	1989
PetSmart	Westlake Village	CA	—	3,406	5,017	—	8,423	(1,137)	2/7/2014	1998
PetSmart	Boca Raton	FL	—	3,514	4,912	—	8,426	(1,198)	2/7/2014	2001

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
PetSmart	Lake Mary	FL	—	2,430	2,556	—	4,986	(632)	2/7/2014	1997
PetSmart	Plantation	FL	—	965	5,302	—	6,267	(1,232)	2/7/2014	2001
PetSmart	Tallahassee	FL	—	1,468	1,387	—	2,855	(355)	2/7/2014	1998
PetSmart	Evanston	IL	—	1,120	6,007	—	7,127	(1,359)	2/7/2014	2001
PetSmart	Braintree	MA	—	2,805	8,398	—	11,203	(1,850)	2/7/2014	1996
PetSmart	Oxon Hill	MD	—	1,722	4,389	—	6,111	(1,025)	2/7/2014	1998
PetSmart	Flint	MI	—	606	3,839	—	4,445	(893)	2/7/2014	1996
PetSmart	Lee'S Summit	MO	—	781	3,381	—	4,162	(95)	1/5/2018	2017
PetSmart	Sedalia	MO	—	273	3,645	—	3,918	(122)	11/1/2017	2017
PetSmart	Parma	OH	—	1,288	3,527	—	4,815	(817)	2/7/2014	1996
PetSmart	Dallas	TX	—	470	6,089	—	6,559	(1,325)	2/7/2014	1998
PetSmart	Southlake	TX	—	1,063	7,093	—	8,156	(1,576)	2/7/2014	1998
PetSmart	Oak Creek	WI	—	906	3,578	—	4,484	(160)	8/25/2017	2016
Physicians Dialysis	Lawrenceville	NJ	—	633	2,757	—	3,390	(588)	2/7/2014	2009
Physicians Immediate Care	Aurora	IL	—	1,043	1,346	—	2,389	(377)	2/7/2014	2003
Physicians Immediate Care	Glendale Heights	IL	—	487	2,256	—	2,743	(597)	2/7/2014	1997
Physicians Immediate Care	New Lenox	IL	—	535	1,884	—	2,419	(509)	2/7/2014	2011
Physicians Immediate Care	Plainfield	IL	—	590	1,747	—	2,337	(468)	2/7/2014	2011
Physicians Immediate Care	Mishawaka	IN	—	252	1,351	—	1,603	(395)	2/7/2014	2013
Pier 1 Imports	Victoria	TX	—	457	1,767	—	2,224	(471)	2/7/2014	2011
Pizza Hut/WingStreet	Page	AZ	—	66	263	—	329	(74)	7/31/2013	1977
Pizza Hut/WingStreet	Cooper City	FL	—	320	466	—	786	(140)	6/27/2013	1995
Pizza Hut/WingStreet	Marathon	FL	—	530	187	—	717	(56)	6/27/2013	1995
Pizza Hut/WingStreet	Eatonton	GA	—	353	353	—	706	(99)	7/31/2013	1988
Pizza Hut/WingStreet	Greensboro	GA	—	569	465	—	1,034	(131)	7/31/2013	1989
Pizza Hut/WingStreet	Jackson	GA	—	673	735	—	1,408	(218)	6/27/2013	1987
Pizza Hut/WingStreet	Louisville	KY	—	539	499	—	1,038	(148)	6/27/2013	1975
Pizza Hut/WingStreet	Salisbury	MD	—	245	734	—	979	(206)	7/31/2013	1983
Pizza Hut/WingStreet	Dearborn	MI	—	284	528	—	812	(148)	7/31/2013	1977
Pizza Hut/WingStreet	Bozeman	MT	—	150	343	—	493	(103)	6/27/2013	1995
Pizza Hut/WingStreet	Glasgow	MT	—	120	217	—	337	(65)	6/27/2013	1995
Pizza Hut/WingStreet	Livingston	MT	—	130	245	—	375	(74)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	East Syracuse	NY	—	137	185	—	322	(55)	6/27/2013	1978
Pizza Hut/WingStreet	Bowling Green	OH	—	141	262	—	403	(73)	7/31/2013	1979
Pizza Hut/WingStreet	Defiance	OH	—	114	197	—	311	(58)	6/27/2013	1977
Pizza Hut/WingStreet	Delaware	OH	—	270	721	—	991	(213)	6/27/2013	1975
Pizza Hut/WingStreet	Middleburg Hts	OH	—	128	156	—	284	(44)	7/31/2013	1985
Pizza Hut/WingStreet	North Olmsted	OH	—	122	153	—	275	(45)	6/27/2013	1977
Pizza Hut/WingStreet	Norwalk	OH	—	77	115	—	192	(32)	7/31/2013	1977
Pizza Hut/WingStreet	Sandusky	OH	—	140	171	—	311	(48)	7/31/2013	1982
Pizza Hut/WingStreet	Strongsville	OH	—	74	108	—	182	(32)	6/27/2013	1977
Pizza Hut/WingStreet	Toledo	OH	—	58	173	—	231	(51)	6/27/2013	1978
Pizza Hut/WingStreet	Batesburg	SC	—	261	484	—	745	(136)	7/31/2013	1987
Pizza Hut/WingStreet	Bishopville	SC	—	365	365	—	730	(103)	7/31/2013	1987
Pizza Hut/WingStreet	Cheraw	SC	—	415	507	—	922	(142)	7/31/2013	1984
Pizza Hut/WingStreet	Columbia	SC	—	881	588	—	1,469	(165)	7/31/2013	1977
Pizza Hut/WingStreet	Edgefield	SC	—	221	410	—	631	(115)	7/31/2013	1986
Pizza Hut/WingStreet	Laurens	SC	—	454	371	—	825	(104)	7/31/2013	1989
Pizza Hut/WingStreet	Pageland	SC	—	344	420	—	764	(118)	7/31/2013	1999
Pizza Hut/WingStreet	Saluda	SC	—	346	346	—	692	(97)	7/31/2013	1995
Pizza Hut/WingStreet	Santee	SC	—	371	248	—	619	(69)	7/31/2013	1972
Pizza Hut/WingStreet	St. George	SC	—	367	245	—	612	(69)	7/31/2013	1980
Pizza Hut/WingStreet	West Columbia	SC	—	507	415	—	922	(116)	7/31/2013	1980
Pizza Hut/WingStreet	Box Elder	SD	—	68	217	—	285	(64)	6/27/2013	1985
Pizza Hut/WingStreet	Knoxville	TN	—	300	546	—	846	(164)	6/27/2013	1995
Pizza Hut/WingStreet	Amarillo	TX	—	339	1,016	—	1,355	(285)	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	254	1,015	—	1,269	(285)	7/31/2013	1980
Pizza Hut/WingStreet	Crystal City	TX	—	148	453	—	601	(134)	6/27/2013	1981
Pizza Hut/WingStreet	Fort Stockton	TX	—	252	1,007	—	1,259	(282)	7/31/2013	2008
Pizza Hut/WingStreet	Midland	TX	—	414	506	—	920	(142)	7/31/2013	1975
Pizza Hut/WingStreet	Midland	TX	—	506	619	—	1,125	(174)	7/31/2013	1978
Pizza Hut/WingStreet	Monahans	TX	—	361	671	—	1,032	(188)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	456	847	—	1,303	(238)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	588	882	—	1,470	(247)	7/31/2013	1972

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Odessa	TX	—	572	572	—	1,144	(161)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	627	766	—	1,393	(215)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	457	685	—	1,142	(192)	7/31/2013	1976
Pizza Hut/WingStreet	Pecos	TX	—	387	719	—	1,106	(202)	7/31/2013	1974
Pizza Hut/WingStreet	Stamford	TX	—	38	115	—	153	(32)	7/31/2013	1995
Pizza Hut/WingStreet	Cedar City	UT	—	52	361	—	413	(107)	6/27/2013	1978
Pizza Hut/WingStreet	Kanab	UT	—	52	210	—	262	(59)	7/31/2013	1989
Pizza Hut/WingStreet	Ashland	VA	—	589	1,093	—	1,682	(307)	7/31/2013	1989
Pizza Hut/WingStreet	Bedford	VA	—	548	670	—	1,218	(188)	7/31/2013	1977
Pizza Hut/WingStreet	Chester	VA	—	473	1,104	—	1,577	(310)	7/31/2013	1983
Pizza Hut/WingStreet	Christiansburg	VA	—	494	918	—	1,412	(258)	7/31/2013	1982
Pizza Hut/WingStreet	Clifton Forge	VA	—	287	861	—	1,148	(241)	7/31/2013	1978
Pizza Hut/WingStreet	Colonial Heights	VA	—	311	311	—	622	(87)	7/31/2013	1991
Pizza Hut/WingStreet	Hampton	VA	—	641	345	—	986	(97)	7/31/2013	1977
Pizza Hut/WingStreet	Hopewell	VA	—	707	864	—	1,571	(242)	7/31/2013	1985
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(166)	7/31/2013	1969
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(166)	7/31/2013	1970
Pizza Hut/WingStreet	Petersburg	VA	—	378	701	—	1,079	(197)	7/31/2013	1979
Pizza Hut/WingStreet	Richmond	VA	—	666	814	—	1,480	(228)	7/31/2013	1978
Pizza Hut/WingStreet	Richmond	VA	—	311	311	—	622	(87)	7/31/2013	1991
Pizza Hut/WingStreet	Abbotsford	WI	—	159	195	—	354	(55)	7/31/2013	1980
Pizza Hut/WingStreet	Antigo	WI	—	45	252	100	397	(87)	7/31/2013	1997
Pizza Hut/WingStreet	Clintonville	WI	—	208	69	—	277	(19)	7/31/2013	1978
Pizza Hut/WingStreet	Eagle River	WI	—	28	159	—	187	(45)	7/31/2013	1991
Pizza Hut/WingStreet	Hayward	WI	—	51	205	—	256	(58)	7/31/2013	1993
Pizza Hut/WingStreet	Merrill	WI	—	83	531	(100)	514	(113)	7/31/2013	1980
Pizza Hut/WingStreet	Neilsville	WI	—	35	106	—	141	(30)	7/31/2013	1995
Pizza Hut/WingStreet	Plover	WI	—	85	199	100	384	(72)	7/31/2013	1995
Pizza Hut/WingStreet	Stevens Point	WI	—	130	390	100	620	(129)	7/31/2013	1995
Pizza Hut/WingStreet	Tomahawk	WI	—	35	81	—	116	(23)	7/31/2013	1986
Pizza Hut/WingStreet	Waupaca	WI	—	61	91	35	187	(37)	7/31/2013	1991
Pizza Hut/WingStreet	Beckley	WV	—	160	131	—	291	(37)	7/31/2013	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Pizza Hut/WingStreet	Huntington	WV	—	190	4	—	194	(1)	7/31/2013	1995
PLS Check Cashers	Mesa	AZ	—	187	759	—	946	(262)	2/7/2014	2006
PLS Check Cashers	Phoenix	AZ	—	288	677	—	965	(220)	2/7/2014	2006
PLS Check Cashers	Tucson	AZ	—	264	800	—	1,064	(285)	2/7/2014	2005
PLS Check Cashers	Compton	CA	—	475	107	—	582	(88)	2/7/2014	2005
PLS Check Cashers	Calumet Park	IL	—	306	1,003	—	1,309	(338)	2/7/2014	2005
PLS Check Cashers	Chicago	IL	—	451	127	—	578	(107)	2/7/2014	2001
PLS Check Cashers	Dallas	TX	—	197	1,356	—	1,553	(367)	2/7/2014	1983
PLS Check Cashers	Dallas	TX	—	169	1,180	—	1,349	(322)	2/7/2014	2003
PLS Check Cashers	Fort Worth	TX	—	187	1,473	—	1,660	(385)	2/7/2014	2003
PLS Check Cashers	Grand Prairie	TX	—	385	1,056	—	1,441	(286)	2/7/2014	1971
PLS Check Cashers	Houston	TX	—	158	1,293	—	1,451	(320)	2/7/2014	2005
PLS Check Cashers	Mesquite	TX	—	261	1,388	—	1,649	(404)	2/7/2014	2006
PLS Check Cashers	Kenosha	WI	—	190	693	—	883	(207)	2/7/2014	2005
PNC Bank	Woodbury	NJ	—	465	2,633	—	3,098	(744)	1/8/2014	1971
PNC Bank	Cincinnati	OH	—	195	538	(304)	429	(5)	1/8/2014	1979
Pollo Tropical	Davie	FL	—	280	1,490	—	1,770	(437)	6/27/2013	1995
Pollo Tropical	Fort Lauderdale	FL	—	190	1,242	—	1,432	(364)	6/27/2013	1995
Pollo Tropical	Lake Worth	FL	—	280	1,182	—	1,462	(347)	6/27/2013	1995
Ponderosa	Scottsburg	IN	—	430	141	—	571	(43)	6/27/2013	1985
Popeyes	Brandon	FL	—	776	961	—	1,737	(285)	6/27/2013	1978
Popeyes	Carol City	FL	—	423	1,090	—	1,513	(301)	1/8/2014	1979
Popeyes	Jacksonville	FL	—	781	955	—	1,736	(268)	7/31/2013	1955
Popeyes	Lakeland	FL	—	830	830	—	1,660	(233)	7/31/2013	1999
Popeyes	Miami	FL	—	220	330	—	550	(93)	7/31/2013	1962
Popeyes	Orlando	FL	—	782	955	—	1,737	(268)	7/31/2013	2004
Popeyes	Pensacola	FL	—	301	673	—	974	(186)	1/8/2014	2001
Popeyes	Starke	FL	—	380	—	614	994	(46)	6/27/2013	1995
Popeyes	Tampa	FL	—	216	508	—	724	(141)	1/8/2014	1981
Popeyes	Tampa	FL	—	673	1,065	—	1,738	(316)	6/27/2013	1976
Popeyes	Winter Haven	FL	—	484	1,001	—	1,485	(297)	6/27/2013	1976
Popeyes	Thomasville	GA	—	110	705	—	815	(207)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Popeyes	Valdosta	GA	—	240	599	—	839	(176)	6/27/2013	1995
Popeyes	Baton Rouge	LA	—	323	394	—	717	(111)	7/31/2013	1999
Popeyes	Bayou Vista	LA	—	375	709	—	1,084	(210)	6/27/2013	1985
Popeyes	Eunice	LA	—	382	891	—	1,273	(250)	7/31/2013	1986
Popeyes	Franklin	LA	—	283	538	—	821	(159)	6/27/2013	1985
Popeyes	Lafayette	LA	—	434	899	—	1,333	(266)	6/27/2013	1993
Popeyes	Lafayette	LA	—	473	901	—	1,374	(267)	6/27/2013	1996
Popeyes	Marksville	LA	—	487	1,129	—	1,616	(334)	6/27/2013	1987
Popeyes	Ferguson	MO	—	128	383	—	511	(108)	7/31/2013	1984
Popeyes	St. Louis	MO	—	248	460	(579)	129	—	6/27/2013	1959
Popeyes	St. Louis	MO	—	288	431	—	719	(121)	7/31/2013	1978
Popeyes	Greenville	MS	—	513	977	—	1,490	(289)	6/27/2013	1984
Popeyes	Grenada	MS	—	77	458	—	535	(127)	1/8/2014	2007
Popeyes	Omaha	NE	—	343	515	—	858	(144)	7/31/2013	1996
Popeyes	Omaha	NE	—	264	615	—	879	(173)	7/31/2013	1985
Popeyes	Eatontown	NJ	—	651	796	—	1,447	(223)	7/31/2013	1987
Popeyes	Austin	TX	—	1,216	533	—	1,749	(158)	6/27/2013	1996
Popeyes	Channelview	TX	—	220	401	—	621	(118)	6/27/2013	1995
Popeyes	Houston	TX	—	190	452	—	642	(133)	6/27/2013	1995
Popeyes	Houston	TX	—	295	241	—	536	(68)	7/31/2013	1976
Popeyes	Houston	TX	—	111	166	—	277	(47)	7/31/2013	1976
Popeyes	Houston	TX	—	278	227	—	505	(64)	7/31/2013	1978
Popeyes	Nederland	TX	—	445	668	—	1,113	(187)	7/31/2013	1988
Popeyes	Orange	TX	—	456	847	—	1,303	(238)	7/31/2013	1984
Popeyes	Port Arthur	TX	—	408	589	—	997	(174)	6/27/2013	1984
Popeyes	Newport News	VA	—	381	217	—	598	(64)	6/27/2013	2002
Popeyes	Portsmouth	VA	—	369	230	—	599	(68)	6/27/2013	2002
Price Rite	Rochester	NY	3,080	569	3,594	—	4,163	(1,277)	9/27/2012	1965

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Publix	Birmingham	AL	—	934	6,377	165	7,476	(1,695)	2/7/2014	2004
Pulte Mortgage	Englewood	CO	—	2,563	22,026	—	24,589	(5,628)	11/5/2013	2009
Qdoba Mexican Grill	Flint	MI	—	110	990	—	1,100	(372)	3/29/2013	2006
Qdoba Mexican Grill	Grand Blanc	MI	—	165	935	—	1,100	(352)	3/29/2013	2006
Quincy's Family Steakhouse	Monroe	NC	—	560	458	(245)	773	(72)	7/31/2013	1978
RaceTrac	Bessemer	AL	—	761	2,624	—	3,385	(700)	2/7/2014	2003
RaceTrac	Mobile	AL	—	580	1,317	—	1,897	(350)	2/7/2014	1998
RaceTrac	Bellview	FL	—	684	3,831	—	4,515	(1,061)	2/7/2014	2007
RaceTrac	Jacksonville	FL	—	1,065	2,863	—	3,928	(856)	2/7/2014	2011
RaceTrac	Leesburg	FL	—	1,188	2,711	—	3,899	(821)	2/7/2014	2007
RaceTrac	Atlanta	GA	—	1,025	1,511	—	2,536	(427)	2/7/2014	2004
RaceTrac	Denton	TX	—	1,030	2,645	—	3,675	(672)	2/7/2014	2003
RaceTrac	Houston	TX	—	1,209	1,204	—	2,413	(314)	2/7/2014	1995
RaceTrac	Houston	TX	—	1,203	1,509	—	2,712	(395)	2/7/2014	1997
Rally's	Indianapolis	IN	—	210	1,514	—	1,724	(444)	6/27/2013	1995
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Kokomo	IN	—	290	548	—	838	(161)	6/27/2013	1995
Rally's	Muncie	IN	—	310	1,196	—	1,506	(351)	6/27/2013	1995
Rally's	New Orleans	LA	—	450	1,691	—	2,141	(496)	6/27/2013	1995
Rally's	New Orleans	LA	—	220	1,018	—	1,238	(298)	6/27/2013	1995
Rally's	Hamtramck	MI	—	230	1,020	—	1,250	(299)	6/27/2013	1995
Red Lobster	Birmingham	AL	—	—	741	—	741	(176)	7/28/2014	1972
Red Lobster	Dothan	AL	—	726	1,244	—	1,970	(217)	7/28/2014	1979
Red Lobster	Huntsville	AL	—	1,098	2,330	—	3,428	(322)	7/28/2014	1975
Red Lobster	Montgomery	AL	—	1,034	1,413	—	2,447	(241)	7/28/2014	1983
Red Lobster	Vestavia Hills	AL	—	1,257	1,417	—	2,674	(204)	7/28/2014	1972
Red Lobster	Fort Smith	AR	—	1,643	1,228	—	2,871	(227)	7/28/2014	1980
Red Lobster	Hot Springs	AR	—	928	1,593	—	2,521	(303)	7/28/2014	1994
Red Lobster	North Little Rock	AR	—	999	1,906	—	2,905	(295)	7/28/2014	1981
Red Lobster	Pine Bluff	AR	—	226	1,194	—	1,420	(254)	7/28/2014	1995
Red Lobster	Chandler	AZ	—	—	252	—	252	(165)	7/28/2014	2000
Red Lobster	Flagstaff	AZ	—	891	514	—	1,405	(182)	7/28/2014	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Gilbert	AZ	—	—	460	—	460	(212)	7/28/2014	2007
Red Lobster	Surprise	AZ	—	—	565	—	565	(238)	7/28/2014	2003
Red Lobster	Tucson	AZ	—	—	676	—	676	(238)	7/28/2014	2009
Red Lobster	Bakersfield	CA	—	—	731	—	731	(272)	7/28/2014	2003
Red Lobster	Chula Vista	CA	—	—	1,671	—	1,671	(361)	7/28/2014	1988
Red Lobster	Fremont	CA	—	1,638	564	—	2,202	(131)	7/28/2014	1984
Red Lobster	Inglewood	CA	—	—	2,211	—	2,211	(538)	7/28/2014	2007
Red Lobster	Oceanside	CA	—	—	1,529	—	1,529	(345)	7/28/2014	2010
Red Lobster	Palm Desert	CA	—	1,132	1,321	—	2,453	(277)	7/28/2014	2012
Red Lobster	Riverside	CA	—	914	2,459	—	3,373	(338)	7/28/2014	1988
Red Lobster	San Bruno	CA	—	—	1,611	—	1,611	(479)	7/28/2014	1992
Red Lobster	San Diego	CA	—	—	1,113	—	1,113	(499)	7/28/2014	1988
Red Lobster	Valencia	CA	—	—	841	—	841	(389)	7/28/2014	1988
Red Lobster	Colorado Springs	CO	—	—	1,512	—	1,512	(344)	7/28/2014	2004
Red Lobster	Bridgeport	CT	—	—	323	—	323	(172)	7/28/2014	1996
Red Lobster	Danbury	CT	—	—	159	—	159	(123)	7/28/2014	1996
Red Lobster	Newark	DE	—	—	1,515	—	1,515	(429)	7/28/2014	2006
Red Lobster	Altamonte Springs	FL	—	1,212	1,674	—	2,886	(273)	7/28/2014	1986
Red Lobster	Boynton Beach	FL	—	—	1,631	—	1,631	(412)	7/28/2014	2008
Red Lobster	Fort Pierce	FL	—	618	1,491	—	2,109	(284)	7/28/2014	1995
Red Lobster	Hollywood	FL	—	—	2,282	—	2,282	(596)	7/28/2014	2003
Red Lobster	Kissimmee	FL	—	—	1,364	—	1,364	(440)	7/28/2014	2002
Red Lobster	Leesburg	FL	—	721	1,262	—	1,983	(245)	7/28/2014	1990
Red Lobster	Miami	FL	—	—	1,062	—	1,062	(400)	7/28/2014	2003
Red Lobster	Orlando	FL	—	—	1,188	—	1,188	(427)	7/28/2014	1989
Red Lobster	Panama City	FL	—	—	1,515	—	1,515	(382)	7/28/2014	1976
Red Lobster	Pembroke Pines	FL	—	479	3,126	—	3,605	(446)	7/28/2014	1987
Red Lobster	Plantation	FL	—	1,975	1,733	—	3,708	(295)	7/28/2014	1989
Red Lobster	Port Charlotte	FL	—	1,476	1,516	—	2,992	(269)	7/28/2014	1990
Red Lobster	Sebring	FL	—	1,003	1,487	—	2,490	(254)	7/28/2014	1992
Red Lobster	Winter Haven	FL	—	1,055	2,217	—	3,272	(284)	7/28/2014	1972
Red Lobster	Athens	GA	—	669	2,027	—	2,696	(266)	7/28/2014	1971
Red Lobster	Austell	GA	—	—	1,092	—	1,092	(301)	7/28/2014	2001

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Buford	GA	—	1,315	2,638	—	3,953	(408)	7/28/2014	2000
Red Lobster	Cartersville	GA	—	594	1,386	—	1,980	(257)	7/28/2014	1996
Red Lobster	Columbus	GA	—	956	1,957	—	2,913	(330)	7/28/2014	2005
Red Lobster	Dalton	GA	—	775	2,045	—	2,820	(314)	7/28/2014	1995
Red Lobster	Decatur	GA	—	1,102	1,873	—	2,975	(258)	7/28/2014	1973
Red Lobster	Douglasville	GA	—	1,356	1,161	—	2,517	(225)	7/28/2014	1991
Red Lobster	Jonesboro	GA	—	1,049	1,678	—	2,727	(233)	7/28/2014	1972
Red Lobster	Kennesaw	GA	—	1,382	1,802	—	3,184	(283)	7/28/2014	1987
Red Lobster	Rome	GA	—	961	911	—	1,872	(174)	7/28/2014	1979
Red Lobster	Roswell	GA	—	2,358	354	—	2,712	(108)	7/28/2014	1981
Red Lobster	Savannah	GA	—	475	2,236	—	2,711	(299)	7/28/2014	1971
Red Lobster	Tucker	GA	—	—	1,718	—	1,718	(435)	7/28/2014	1973
Red Lobster	Cedar Rapids	IA	—	—	495	—	495	(245)	7/28/2014	1981
Red Lobster	Davenport	IA	—	619	2,896	—	3,515	(388)	7/28/2014	1975
Red Lobster	Boise	ID	—	—	714	—	714	(262)	7/28/2014	1988
Red Lobster	Pocatello	ID	—	—	773	—	773	(401)	7/28/2014	1994
Red Lobster	Alton	IL	—	1,251	1,854	—	3,105	(282)	7/28/2014	1983
Red Lobster	Aurora	IL	—	1,598	782	—	2,380	(149)	7/28/2014	1979
Red Lobster	Chicago	IL	—	1,064	2,422	—	3,486	(335)	7/28/2014	1980
Red Lobster	Danville	IL	—	253	1,580	—	1,833	(294)	7/28/2014	1991
Red Lobster	Fairview Heights	IL	—	—	1,806	—	1,806	(811)	7/28/2014	1972
Red Lobster	Forsyth	IL	—	—	1,083	—	1,083	(324)	7/28/2014	1975
Red Lobster	Gurnee	IL	—	1,735	2,286	—	4,021	(319)	7/28/2014	1980
Red Lobster	Marion	IL	—	399	2,399	—	2,798	(378)	7/28/2014	1992
Red Lobster	Matteson	IL	—	962	2,212	—	3,174	(298)	7/28/2014	1976
Red Lobster	Norridge	IL	—	—	929	—	929	(449)	7/28/2014	1979
Red Lobster	Oak Lawn	IL	—	1,825	2,316	—	4,141	(311)	7/28/2014	1975
Red Lobster	Orland Park	IL	—	1,046	2,489	—	3,535	(348)	7/28/2014	1980
Red Lobster	Peru	IL	—	339	1,169	—	1,508	(235)	7/28/2014	1995
Red Lobster	Schaumburg	IL	—	—	665	—	665	(226)	7/28/2014	1976
Red Lobster	Springfield	IL	—	1,205	1,253	—	2,458	(218)	7/28/2014	1977
Red Lobster	West Dundee	IL	—	197	2,195	—	2,392	(313)	7/28/2014	1982
Red Lobster	Anderson	IN	—	813	1,272	—	2,085	(216)	7/28/2014	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Avon	IN	—	—	864	—	864	(324)	7/28/2014	2001
Red Lobster	Elkhart	IN	—	616	1,657	—	2,273	(391)	9/19/2014	1993
Red Lobster	Evansville	IN	—	587	3,357	—	3,944	(441)	7/28/2014	1972
Red Lobster	Kokomo	IN	—	394	1,835	—	2,229	(274)	7/28/2014	1980
Red Lobster	Mishawaka	IN	—	593	2,205	—	2,798	(307)	7/28/2014	1974
Red Lobster	Muncie	IN	—	627	1,427	—	2,054	(189)	7/28/2014	1975
Red Lobster	Richmond	IN	—	371	1,416	—	1,787	(273)	7/28/2014	1996
Red Lobster	Terre Haute	IN	—	1,066	2,640	—	3,706	(355)	7/28/2014	1972
Red Lobster	Elizabethtown	KY	—	866	401	—	1,267	(179)	7/28/2014	2003
Red Lobster	Lexington	KY	—	—	1,094	—	1,094	(318)	7/28/2014	2011
Red Lobster	Owensboro	KY	—	815	1,485	—	2,300	(250)	7/28/2014	1982
Red Lobster	St. Matthews	KY	—	1,640	1,841	—	3,481	(258)	7/28/2014	1972
Red Lobster	Baton Rouge	LA	—	—	1,535	—	1,535	(390)	7/28/2014	2011
Red Lobster	Monroe	LA	—	455	2,022	—	2,477	(327)	7/28/2014	1991
Red Lobster	Annapolis	MD	—	—	644	—	644	(189)	7/28/2014	1985
Red Lobster	Frederick	MD	—	—	319	—	319	(185)	7/28/2014	1997
Red Lobster	Lanham	MD	—	—	455	—	455	(200)	7/28/2014	1980
Red Lobster	Owings Mills	MD	—	—	229	—	229	(128)	7/28/2014	1989
Red Lobster	Salisbury	MD	—	1,070	1,868	—	2,938	(321)	7/28/2014	1992
Red Lobster	Suitland	MD	—	1,090	3,112	—	4,202	(399)	7/28/2014	1975
Red Lobster	Battle Creek	MI	—	202	1,827	—	2,029	(280)	7/28/2014	1979
Red Lobster	Dearborn Heights	MI	—	822	2,156	—	2,978	(305)	7/28/2014	1975
Red Lobster	Flint	MI	—	505	2,266	—	2,771	(325)	7/28/2014	1976
Red Lobster	Jackson	MI	—	235	2,174	—	2,409	(310)	7/28/2014	1976
Red Lobster	Kentwood	MI	—	819	1,606	—	2,425	(243)	7/28/2014	1975
Red Lobster	Lansing	MI	—	—	1,534	—	1,534	(390)	7/28/2014	1976
Red Lobster	Livonia	MI	—	635	1,824	—	2,459	(299)	7/28/2014	1987
Red Lobster	Mt. Pleasant	MI	—	508	1,346	—	1,854	(261)	7/28/2014	1993
Red Lobster	Novi	MI	—	2,061	1,847	—	3,908	(295)	7/28/2014	1983
Red Lobster	Portage	MI	—	396	2,496	—	2,892	(341)	7/28/2014	1975
Red Lobster	Saginaw	MI	—	335	1,961	—	2,296	(287)	7/28/2014	1975
Red Lobster	Southgate	MI	—	611	2,531	—	3,142	(389)	7/28/2014	1990
Red Lobster	Traverse City	MI	—	1,036	1,121	—	2,157	(244)	7/28/2014	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Warren	MI	—	349	2,656	—	3,005	(360)	7/28/2014	1975
Red Lobster	Mankato	MN	—	867	1,642	—	2,509	(298)	7/28/2014	1993
Red Lobster	Rochester	MN	—	—	1,674	—	1,674	(366)	7/28/2014	1987
Red Lobster	Roseville	MN	—	1,291	1,298	—	2,589	(185)	7/28/2014	1975
Red Lobster	Branson	MO	—	1,496	1,074	—	2,570	(168)	7/30/2014	2000
Red Lobster	Bridgeton	MO	—	1,128	2,003	—	3,131	(287)	7/28/2014	1973
Red Lobster	Chesterfield	MO	—	—	1,762	—	1,762	(488)	7/28/2014	1973
Red Lobster	Crestwood	MO	—	518	1,466	—	1,984	(221)	7/28/2014	1975
Red Lobster	Jefferson City	MO	—	593	1,092	—	1,685	(197)	7/28/2014	1995
Red Lobster	Springfield	MO	—	—	1,510	—	1,510	(588)	7/28/2014	1972
Red Lobster	St. Joseph	MO	—	1,023	1,002	—	2,025	(179)	7/28/2014	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	St. Peters	MO	—	—	1,543	—	1,543	(614)	7/28/2014	1976
Red Lobster	St.Louis	MO	—	1,387	2,662	—	4,049	(350)	7/28/2014	1972
Red Lobster	Jackson	MS	—	1,128	2,851	—	3,979	(392)	7/28/2014	1977
Red Lobster	Meridian	MS	—	—	872	—	872	(267)	7/28/2014	1996
Red Lobster	Asheville	NC	—	544	2,865	—	3,409	(390)	7/28/2014	1980
Red Lobster	Cary	NC	—	1,933	1,118	—	3,051	(235)	7/28/2014	1992
Red Lobster	Concord	NC	—	—	1,506	—	1,506	(462)	7/28/2014	2002
Red Lobster	Fayetteville	NC	—	675	2,908	—	3,583	(356)	7/28/2014	1978
Red Lobster	Greensboro	NC	—	1,372	1,785	—	3,157	(258)	7/28/2014	1972
Red Lobster	Raleigh	NC	—	946	2,183	—	3,129	(288)	7/28/2014	1983
Red Lobster	Bismarck	ND	—	831	3,321	—	4,152	(437)	7/28/2014	1990
Red Lobster	Fargo	ND	—	888	2,933	—	3,821	(403)	7/28/2014	1981
Red Lobster	Kearney	NE	—	678	1,109	—	1,787	(240)	7/28/2014	1996
Red Lobster	Lincoln	NE	—	—	254	—	254	(116)	7/28/2014	1977
Red Lobster	Cherry Hill	NJ	—	—	2,274	—	2,274	(670)	7/28/2014	1984
Red Lobster	Deptford	NJ	—	—	1,608	—	1,608	(503)	7/28/2014	1991
Red Lobster	Vineland	NJ	—	—	1,779	—	1,779	(411)	7/28/2014	1995
Red Lobster	Clovis	NM	—	—	318	—	318	(162)	7/28/2014	1995
Red Lobster	Farmington	NM	—	855	2,287	—	3,142	(363)	7/28/2014	1992
Red Lobster	Amherst	NY	—	1,344	1,271	—	2,615	(237)	7/28/2014	1980
Red Lobster	Brooklyn	NY	—	—	5,897	—	5,897	(1,535)	7/28/2014	2003
Red Lobster	Hicksville	NY	—	—	870	—	870	(276)	7/28/2014	1982
Red Lobster	Liverpool	NY	—	900	2,088	—	2,988	(305)	7/28/2014	1975
Red Lobster	Rochester	NY	—	756	2,122	—	2,878	(345)	7/28/2014	1985
Red Lobster	Ronkonkoma	NY	—	—	1,109	—	1,109	(346)	7/28/2014	2005
Red Lobster	Valley Stream	NY	—	—	1,417	—	1,417	(457)	7/28/2014	1983
Red Lobster	Vestal	NY	—	1,027	2,255	—	3,282	(322)	7/28/2014	1976
Red Lobster	Watertown	NY	—	807	1,586	—	2,393	(297)	7/28/2014	1993
Red Lobster	Yonkers	NY	—	—	894	—	894	(288)	7/28/2014	2012
Red Lobster	Akron	OH	—	—	1,398	—	1,398	(418)	7/28/2014	1981
Red Lobster	Beavercreek	OH	—	551	2,334	—	2,885	(368)	7/28/2014	1994
Red Lobster	Canton	OH	—	398	2,596	—	2,994	(337)	7/28/2014	1974

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Cincinnati	OH	—	1,484	1,687	—	3,171	(232)	7/28/2014	1977
Red Lobster	Cincinnati	OH	—	365	2,344	—	2,709	(313)	7/28/2014	1980
Red Lobster	Columbus	OH	—	—	1,100	—	1,100	(366)	7/28/2014	2002
Red Lobster	Columbus	OH	—	787	2,123	—	2,910	(286)	7/28/2014	1973
Red Lobster	Cuyahoga Falls	OH	—	306	2,511	—	2,817	(328)	7/28/2014	1974
Red Lobster	Dublin	OH	—	—	873	—	873	(255)	7/28/2014	1990
Red Lobster	Lancaster	OH	—	737	1,570	—	2,307	(263)	7/28/2014	1991
Red Lobster	Lima	OH	—	843	658	—	1,501	(181)	7/28/2014	1991
Red Lobster	Mansfield	OH	—	335	1,697	—	2,032	(247)	7/28/2014	1977
Red Lobster	Mentor	OH	—	651	2,129	—	2,780	(299)	7/30/2014	1977
Red Lobster	Miamisburg	OH	—	612	2,615	—	3,227	(323)	7/28/2014	1974
Red Lobster	New Philadelphia	OH	—	232	1,349	—	1,581	(251)	7/28/2014	1991
Red Lobster	Niles	OH	—	—	1,799	—	1,799	(465)	7/28/2014	1982
Red Lobster	North Olmsted	OH	—	—	2,291	—	2,291	(519)	7/28/2014	1974
Red Lobster	Parma	OH	—	466	2,156	—	2,622	(293)	7/28/2014	1975
Red Lobster	Sandusky	OH	—	1,290	1,126	—	2,416	(210)	7/30/2014	1986
Red Lobster	St. Clairsville	OH	—	—	853	—	853	(386)	7/28/2014	1997
Red Lobster	Wooster	OH	—	200	1,205	—	1,405	(243)	7/28/2014	1995
Red Lobster	Youngstown	OH	—	214	2,477	—	2,691	(346)	7/28/2014	1982
Red Lobster	Muskogee	OK	—	399	1,707	—	2,106	(301)	7/28/2014	1995
Red Lobster	Oklahoma City	OK	—	610	2,681	—	3,291	(355)	7/28/2014	1980
Red Lobster	Oklahoma City	OK	—	800	1,960	—	2,760	(303)	7/28/2014	1991
Red Lobster	Shawnee	OK	—	437	1,744	—	2,181	(281)	7/28/2014	1995
Red Lobster	Bartonsville	PA	—	—	2,389	—	2,389	(540)	7/28/2014	2010
Red Lobster	Chambersburg	PA	—	694	1,212	—	1,906	(246)	7/28/2014	1991
Red Lobster	Du Bois	PA	—	317	981	—	1,298	(216)	7/28/2014	1995
Red Lobster	Greensburg	PA	—	748	2,432	—	3,180	(342)	7/28/2014	1989
Red Lobster	Hanover	PA	—	446	1,870	—	2,316	(317)	7/28/2014	1995
Red Lobster	Lancaster	PA	—	—	2,968	—	2,968	(580)	7/28/2014	1977
Red Lobster	Langhorne	PA	—	979	2,735	—	3,714	(423)	7/28/2014	1996
Red Lobster	Mechanicsburg	PA	—	676	2,656	—	3,332	(360)	7/28/2014	1976
Red Lobster	Philadelphia	PA	—	—	1,902	—	1,902	(388)	7/28/2014	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Pittsburgh	PA	—	—	1,379	—	1,379	(423)	7/28/2014	1976
Red Lobster	Pittsburgh	PA	—	1,641	1,096	—	2,737	(188)	7/28/2014	1987
Red Lobster	Pottstown	PA	—	—	1,115	—	1,115	(540)	7/28/2014	1995
Red Lobster	Scranton	PA	—	—	1,563	—	1,563	(522)	7/28/2014	2001
Red Lobster	Springfield	PA	—	1,571	2,344	—	3,915	(364)	7/28/2014	1983
Red Lobster	State College	PA	—	—	1,026	—	1,026	(438)	7/28/2014	1999
Red Lobster	Washington	PA	—	—	694	—	694	(200)	7/28/2014	1976
Red Lobster	Whitehall	PA	—	—	2,155	—	2,155	(683)	7/28/2014	1977
Red Lobster	Aiken	SC	—	780	1,247	—	2,027	(236)	7/28/2014	1991
Red Lobster	Columbia	SC	—	—	918	—	918	(271)	7/28/2014	1980
Red Lobster	Florence	SC	—	779	1,506	—	2,285	(269)	7/28/2014	1990
Red Lobster	Myrtle Beach	SC	—	—	462	—	462	(221)	7/28/2014	2006
Red Lobster	Spartanburg	SC	—	—	1,136	—	1,136	(265)	7/28/2014	1973
Red Lobster	Sumter	SC	—	988	1,117	—	2,105	(241)	7/28/2014	1995
Red Lobster	Chattanooga	TN	—	1,548	2,575	—	4,123	(318)	7/28/2014	1972
Red Lobster	Clarksville	TN	—	543	2,223	—	2,766	(326)	7/28/2014	1990
Red Lobster	Jackson	TN	—	822	1,427	—	2,249	(276)	7/28/2014	1995
Red Lobster	Memphis	TN	—	1,602	2,290	—	3,892	(306)	7/28/2014	1972
Red Lobster	Sevierville	TN	—	—	1,062	—	1,062	(371)	7/28/2014	2002
Red Lobster	Abilene	TX	—	209	1,976	—	2,185	(289)	7/30/2014	1980
Red Lobster	Amarillo	TX	—	590	2,342	—	2,932	(319)	7/28/2014	1976
Red Lobster	Burleson	TX	—	—	356	—	356	(190)	7/28/2014	2003
Red Lobster	College Station	TX	—	—	643	—	643	(201)	7/28/2014	1983
Red Lobster	Conroe	TX	—	—	557	—	557	(228)	7/28/2014	2011
Red Lobster	Denton	TX	—	832	2,044	—	2,876	(339)	7/28/2014	1991
Red Lobster	Duncanville	TX	—	361	2,658	—	3,019	(351)	7/28/2014	1974
Red Lobster	El Paso	TX	—	—	414	—	414	(208)	7/28/2014	1976
Red Lobster	El Paso	TX	—	—	883	—	883	(271)	7/28/2014	2008
Red Lobster	Fort Worth	TX	—	—	239	—	239	(120)	7/28/2014	1982
Red Lobster	Houston	TX	—	—	399	—	399	(201)	7/28/2014	1974
Red Lobster	Houston	TX	—	960	1,833	—	2,793	(269)	7/28/2014	1981
Red Lobster	Humble	TX	—	—	1,087	—	1,087	(291)	7/28/2014	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Red Lobster	Killeen	TX	—	732	1,935	—	2,667	(312)	7/28/2014	1991
Red Lobster	Laredo	TX	—	—	819	—	819	(302)	7/28/2014	2003
Red Lobster	Lewisville	TX	—	1,087	1,626	(106)	2,607	(232)	7/28/2014	1973
Red Lobster	Longview	TX	—	324	2,625	—	2,949	(366)	7/28/2014	1981
Red Lobster	Mcallen	TX	—	1,175	2,280	—	3,455	(332)	7/28/2014	1981
Red Lobster	Mcallen	TX	—	960	1,647	—	2,607	(320)	7/28/2014	2010
Red Lobster	San Antonio	TX	—	—	963	—	963	(220)	7/28/2014	1974
Red Lobster	Sugar Land	TX	—	—	708	—	708	(203)	7/28/2014	1981
Red Lobster	Layton	UT	—	1,577	1,333	—	2,910	(269)	7/28/2014	1993
Red Lobster	Bristol	VA	—	816	1,175	—	1,991	(231)	7/28/2014	2005
Red Lobster	Charlottesville	VA	—	—	1,021	—	1,021	(261)	7/28/2014	1986
Red Lobster	Chesapeake	VA	—	1,262	1,374	—	2,636	(227)	7/28/2014	1992
Red Lobster	Harrisonburg	VA	—	465	1,369	—	1,834	(273)	7/28/2014	1993
Red Lobster	Manassas	VA	—	1,800	941	—	2,741	(200)	7/28/2014	1993
Red Lobster	Midlothian	VA	—	—	655	—	655	(272)	7/28/2014	2003
Red Lobster	Sterling	VA	—	—	646	—	646	(265)	7/28/2014	2001
Red Lobster	Winchester	VA	—	—	357	—	357	(187)	7/28/2014	2006
Red Lobster	Olympia	WA	—	—	596	—	596	(306)	7/28/2014	1995
Red Lobster	Silverdale	WA	—	1,661	501	—	2,162	(164)	7/28/2014	1993
Red Lobster	Spokane	WA	—	—	1,427	—	1,427	(372)	7/28/2014	2009
Red Lobster	Ashwaubenon	WI	—	1,270	1,116	—	2,386	(195)	7/28/2014	1975
Red Lobster	Mt. Pleasant	WI	—	856	1,773	—	2,629	(348)	7/28/2014	2012
Red Lobster	Wauwatosa	WI	—	1,524	997	—	2,521	(177)	7/28/2014	1975
Red Lobster	Charleston	WV	—	—	1,100	—	1,100	(372)	7/28/2014	2003
Red Lobster	Huntington	WV	—	344	2,552	—	2,896	(383)	7/28/2014	1985
Red Lobster	Morgantown	WV	—	1,252	1,477	—	2,729	(290)	7/28/2014	2009
Red Lobster	Parkersburg	WV	—	654	1,447	—	2,101	(285)	7/28/2014	1994
Red Lobster	Casper	WY	—	1,014	1,337	—	2,351	(301)	7/28/2014	2011
Red Lobster	Cheyenne	WY	—	1,514	640	—	2,154	(102)	7/28/2014	1992
Red Oak Village	San Marcos	TX	12,480	5,287	20,357	171	25,815	(4,968)	2/7/2014	2006
Reef Services, LLC	Gainesville	TX	—	86	285	—	371	(59)	6/25/2014	2009
Regal Cinemas	Christiansburg	VA	—	1,610	9,897	—	11,507	(96)	8/24/2018	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Ridley Pointe	Smyrna	TN	—	2,009	9,467	109	11,585	(381)	8/25/2017	2016
Rite Aid	Bear	DE	—	851	2,702	—	3,553	(829)	1/8/2014	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Rite Aid	Bay City	MI	—	463	1,629	62	2,154	(407)	6/24/2014	1996
Rite Aid	Burton	MI	—	128	2,541	(50)	2,619	(791)	7/26/2013	1999
Rite Aid	West Branch	MI	—	418	1,280	70	1,768	(346)	6/23/2014	1996
Rite Aid	Bristol	NH	—	395	1,461	52	1,908	(452)	1/8/2014	1997
Rite Aid	Winchester	NH	—	343	1,868	—	2,211	(574)	1/8/2014	1998
Rite Aid	Cheektowaga	NY	—	436	3,466	—	3,902	(964)	2/7/2014	2000
Rite Aid	Genoa	OH	—	405	1,845	—	2,250	(554)	1/8/2014	1998
Rite Aid	Lima	OH	—	576	2,304	—	2,880	(769)	11/13/2012	2006
Rite Aid	Louisville	OH	—	576	3,266	—	3,842	(1,098)	10/31/2012	2008
Rite Aid	Marion	OH	—	508	2,877	—	3,385	(960)	11/13/2012	2006
Rite Aid	St. Marys	OH	—	581	2,322	—	2,903	(640)	5/19/2014	2005
Rite Aid	Warren	OH	—	668	2,670	62	3,400	(756)	5/19/2014	1999
Rite Aid	Wheelersburg	OH	—	361	1,444	65	1,870	(419)	5/19/2014	1998
Rite Aid	Meadville	PA	—	193	2,521	—	2,714	(754)	1/8/2014	1999
Rite Aid	Philadelphia	PA	—	633	2,531	—	3,164	(724)	5/19/2014	1999
Rite Aid	Memphis	TN	—	266	1,062	54	1,382	(313)	5/19/2014	2000
Rite Aid	Hayes	VA	—	812	3,247	—	4,059	(895)	5/19/2014	2005
Road Ranger	Winnebago	IL	—	707	3,202	—	3,909	(901)	2/7/2014	1998
Rockwell Collins	Sterling	VA	—	4,285	29,802	6,304	40,391	(6,382)	6/30/2014	2011
Ross	Austin	TX	—	658	2,631	700	3,989	(920)	5/19/2014	2002
Rubbermaid	Winfield	KS	—	819	15,555	—	16,374	(5,392)	11/28/2012	2012
Rubbermaid	Winfield	KS	—	1,056	20,060	—	21,116	(7,386)	4/25/2012	2008
Rubbermaid	Bowling Green	OH	—	714	13,564	—	14,278	(4,367)	7/29/2013	2013
Rubbermaid	Brimfield	OH	—	1,552	29,495	—	31,047	(10,043)	1/31/2013	2012
Ruby Tuesday	Dillon	CO	—	400	1,628	—	2,028	(490)	6/27/2013	1995
Ruby Tuesday	Bartow	FL	—	270	1,916	—	2,186	(577)	6/27/2013	1995
Ruby Tuesday	Somerset	KY	—	480	1,120	—	1,600	(337)	6/27/2013	1995
Ryan's Buffet	Commerce	GA	—	962	1,470	(647)	1,785	(284)	2/7/2014	1996
Ryan's Buffet	Rome	GA	—	831	1,848	(919)	1,760	(289)	2/7/2014	1983
Ryan's Buffet	Asheville	NC	—	1,261	2,204	(1,179)	2,286	(362)	2/7/2014	1996
Ryan's Buffet	Clarksburg	WV	—	—	1,639	(1,305)	334	(75)	1/8/2014	2001
Salty's	Jasper	AL	—	140	219	—	359	(66)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sam's Club	Hoover	AL	—	2,253	9,606	—	11,859	(2,296)	2/7/2014	1989
Sam's Club	Colorado Springs	CO	—	3,347	12,652	—	15,999	(2,975)	2/7/2014	1998
Sam's Club	Douglasville	GA	—	1,701	11,052	—	12,753	(2,423)	2/7/2014	1999
Sam's Southern Eatery	Kennesaw	GA	—	210	46	—	256	(14)	6/27/2013	1995
Santa Rosa Commons	Pace	FL	—	4,447	21,884	464	26,795	(5,178)	2/7/2014	2008
Savers	Austin	TX	—	740	2,958	—	3,698	(755)	5/19/2014	2002
Schlotzsky's	Colorado Springs	CO	—	530	530	—	1,060	(157)	6/27/2013	1997
Schmitz & Schmitz	Gainesville	TX	—	29	1,950	—	1,979	(336)	6/25/2014	1930
Schneider Electric	Foxboro	MA	—	11,784	—	27,888	39,672	(4,882)	6/27/2014	1965
Scotts Company	Orrville	OH	—	278	2,502	—	2,780	(883)	9/28/2012	1950
Scotts Company	Orrville	OH	—	611	1,134	—	1,745	(407)	7/30/2012	1950
Scotts Company	Orrville	OH	—	609	11,576	—	12,185	(4,155)	7/30/2012	2006
SCP Distributors	North Little Rock	AR	—	258	1,665	(9)	1,914	(302)	11/20/2014	2006
SCP Distributors	Knoxville	TN	—	251	900	189	1,340	(191)	11/20/2014	2012
Sedgwick Claims Mgmt Services	Dublin	OH	—	945	8,520	—	9,465	(1,861)	6/26/2014	1997
Select Energy Services	Damascus	AR	—	530	800	—	1,330	(306)	6/12/2014	2009
Select Energy Services	Frierson	LA	—	260	4,954	—	5,214	(1,009)	6/12/2014	2010
Select Energy Services	Alderson	OK	—	260	1,150	—	1,410	(294)	6/12/2014	2008
Select Energy Services	Big Wells	TX	—	353	1,820	—	2,173	(374)	6/12/2014	2011
Select Energy Services	Chireno	TX	—	388	5,470	—	5,858	(1,104)	6/25/2014	2011
Select Energy Services	Cleburne	TX	—	154	2,333	—	2,487	(480)	6/25/2014	2008
Select Energy Services	Dilley	TX	—	308	1,416	—	1,724	(304)	6/25/2014	2012
Select Energy Services	Odessa	TX	—	460	1,998	—	2,458	(452)	6/25/2014	1982
Shale Tank Truck	Cleburne	TX	—	476	547	—	1,023	(122)	6/25/2014	2007
Shale Tank Truck	Midland	TX	—	757	939	—	1,696	(221)	6/25/2014	2012
Sherwin-Williams	Angola	IN	—	249	996	—	1,245	(257)	5/19/2014	2001
Sherwin-Williams	Muskegon	MI	—	187	1,524	—	1,711	(396)	2/7/2014	2008
Sherwin-Williams	Ashtabula	OH	—	176	704	—	880	(148)	5/19/2014	2003
Sherwin-Williams	Boardman	OH	—	206	825	—	1,031	(173)	5/19/2014	2003
Shoney's	Gadsden	AL	—	220	707	—	927	(213)	6/27/2013	1995
Shoney's	Oxford	AL	—	670	25	—	695	(8)	6/27/2013	1995
Shoney's	Grayson	KY	—	420	406	—	826	(122)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Shoney's	Grenada	MS	—	270	809	—	1,079	(227)	7/31/2013	1995
Shoney's	Hattiesburg	MS	—	730	618	—	1,348	(186)	6/27/2013	1995
Shoney's	Jackson	MS	—	360	572	—	932	(172)	6/27/2013	1995
Shoney's	Summerville	SC	—	350	800	—	1,150	(241)	6/27/2013	1995
Shoney's	Cookeville	TN	—	510	760	—	1,270	(229)	6/27/2013	1995
Shoney's	Lawrenceburg	TN	—	330	873	—	1,203	(263)	6/27/2013	1995
Shoney's	Charleston	WV	—	190	543	—	733	(164)	6/27/2013	1995
Shoney's	Lewisburg	WV	—	110	642	—	752	(193)	6/27/2013	1995
Shoney's	Princeton	WV	—	90	593	—	683	(179)	6/27/2013	1995
Shoney's	Ripley	WV	—	200	599	—	799	(180)	6/27/2013	1995
Shopko Hometown	L'Anse	MI	—	382	1,736	—	2,118	(473)	5/13/2014	2009
Sierra Pines	The Woodlands	TX	14,036	5,219	19,196	7,233	31,648	(3,095)	11/5/2013	2014
SiteOne	Homer Glen	IL	—	929	893	—	1,822	(32)	5/29/2018	1960
SiteOne	Park City	IL	—	932	744	—	1,676	(24)	5/29/2018	1988
SiteOne	Pingree Grove	IL	—	1,281	1,161	—	2,442	(35)	5/29/2018	2018
Smokey Bones	Morrow	GA	—	390	2,184	—	2,574	(658)	6/27/2013	1995
Smokey Bones	Pittsburgh	PA	—	1,490	390	—	1,880	(146)	7/28/2014	2000
Sonic Drive-In	Wadesboro	NC	—	137	266	—	403	(79)	6/27/2013	2007
Sonny's Real Pit BBQ	Venice	FL	—	338	507	—	845	(158)	7/31/2013	1978
Sonny's Real Pit BBQ	Athens	GA	—	460	1,280	—	1,740	(385)	6/27/2013	1995
Sonny's Real Pit BBQ	Conyers	GA	—	450	663	—	1,113	(200)	6/27/2013	1995
Sonny's Real Pit BBQ	Marietta	GA	—	290	1,772	400	2,462	(546)	6/27/2013	1995
Southern Kitchen	Prattville	AL	—	1,038	1,802	(1,871)	969	(125)	2/7/2014	1997
Sovereign Bank	Linden	NJ	—	601	2,329	—	2,930	(646)	1/8/2014	1945
Sovereign Bank	Kennett Square	PA	—	837	2,412	—	3,249	(672)	1/8/2014	1963
Spaghetti Warehouse	Arlington	TX	—	630	1,400	—	2,030	(421)	6/27/2013	1995
Spaghetti Warehouse	Dallas	TX	—	810	1,656	—	2,466	(499)	6/27/2013	1995
Spaghetti Warehouse	San Antonio	TX	—	1,140	1,434	(1,063)	1,511	(96)	6/27/2013	1995
Sprouts	Centennial	CO	—	1,581	6,394	—	7,975	(1,771)	2/7/2014	2009
St. Luke's Urgent Care	Creve Coeur	MO	—	1,644	4,497	—	6,141	(1,286)	2/7/2014	2010
Staples	Pensacola	FL	—	1,539	3,354	—	4,893	(752)	2/7/2014	2010
Staples	Helena	MT	—	1,159	2,452	—	3,611	(585)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Staples	Houston	TX	1,815	1,169	3,192	—	4,361	(719)	2/7/2014	2008
Starbucks	Las Vegas	NV	—	680	1,533	150	2,363	(456)	6/27/2013	1995
State of Colorado	Longmont	CO	—	1,150	9,067	4,341	14,558	(3,594)	1/8/2014	1988
Steak 'n Shake	Tampa	FL	—	951	—	785	1,736	(73)	7/31/2013	1999
Stearns Crossing	Bartlett	IL	7,060	4,437	5,970	681	11,088	(1,889)	2/7/2014	1999
Stop & Shop	Cranston	RI	—	4,309	—	—	4,309	—	2/7/2014	2011
Stripes	Portales	NM	—	306	2,595	—	2,901	(767)	2/7/2014	2010
Stripes	Andrews	TX	—	406	2,302	—	2,708	(703)	2/15/2013	2008
Stripes	Brady	TX	—	203	3,205	—	3,408	(870)	2/7/2014	2007
Stripes	Brownsville	TX	—	613	3,195	—	3,808	(889)	2/7/2014	2007
Stripes	Carrizo Springs	TX	—	496	2,526	—	3,022	(767)	2/7/2014	2010
Stripes	Corpus Christi	TX	—	681	2,047	—	2,728	(580)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	1,011	3,125	—	4,136	(875)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	803	3,109	—	3,912	(872)	2/7/2014	2007
Stripes	Eagle Pass	TX	—	762	2,453	—	3,215	(698)	2/7/2014	2009
Stripes	Edinburg	TX	—	1,286	1,546	—	2,832	(443)	2/7/2014	1999
Stripes	Edinburg	TX	—	488	2,499	—	2,987	(752)	2/7/2014	2007
Stripes	Edinburg	TX	—	450	2,818	—	3,268	(710)	2/7/2014	2007
Stripes	Fort Stockton	TX	—	1,237	3,812	—	5,049	(1,248)	2/7/2014	2010
Stripes	Haskell	TX	—	143	2,554	—	2,697	(750)	2/7/2014	2010
Stripes	Houston	TX	—	1,204	2,069	—	3,273	(566)	2/7/2014	2007
Stripes	Laredo	TX	—	581	2,367	—	2,948	(708)	2/7/2014	2010
Stripes	Laredo	TX	—	626	2,338	—	2,964	(713)	2/7/2014	2010
Stripes	Midland	TX	—	1,098	4,857	—	5,955	(1,346)	2/7/2014	2006
Stripes	Mission	TX	—	742	550	—	1,292	(147)	2/7/2014	1986
Stripes	Mission	TX	—	1,007	3,178	(33)	4,152	(830)	2/7/2014	2003
Stripes	Odessa	TX	—	301	2,895	—	3,196	(814)	2/7/2014	2011
Stripes	Odessa	TX	—	803	3,596	—	4,399	(1,453)	2/7/2014	1998
Stripes	Ranchito	TX	—	498	2,671	—	3,169	(739)	2/7/2014	2010
Stripes	San Angelo	TX	—	772	4,025	—	4,797	(1,119)	2/7/2014	1997
Stripes	San Angelo	TX	—	1,006	3,277	—	4,283	(916)	2/7/2014	2007
Subway	Knoxville	TN	—	160	349	—	509	(102)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sun Trust Bank	Coral Springs	FL	—	654	1,525	—	2,179	(438)	4/12/2013	1996
Sun Trust Bank	Destin	FL	—	572	1,717	—	2,289	(494)	4/12/2013	1998
Sun Trust Bank	Dunedin	FL	—	479	1,917	—	2,396	(555)	3/22/2013	1995
Sun Trust Bank	Dunnellon	FL	—	82	463	—	545	(134)	3/22/2013	1980
Sun Trust Bank	Lakeland	FL	—	598	1,110	—	1,708	(319)	4/12/2013	1988
Sun Trust Bank	North Port	FL	—	460	1,381	—	1,841	(400)	3/22/2013	1982
Sun Trust Bank	Palm Harbor	FL	—	535	1,249	—	1,784	(359)	4/12/2013	1994
Sun Trust Bank	Plant City	FL	—	751	1,753	—	2,504	(508)	3/22/2013	2000
Sun Trust Bank	Port Orange	FL	—	590	1,095	—	1,685	(317)	3/22/2013	1989
Sun Trust Bank	Port Orange	FL	—	563	1,314	—	1,877	(381)	3/22/2013	1982
Sun Trust Bank	S. Daytona Beach	FL	—	592	1,099	—	1,691	(316)	4/12/2013	1985
Sun Trust Bank	West Palm Beach	FL	—	1,026	1,026	—	2,052	(297)	3/22/2013	1981
Sun Trust Bank	Atlanta	GA	—	1,018	1,527	—	2,545	(439)	4/12/2013	1965
Sun Trust Bank	Atlanta	GA	—	1,435	478	—	1,913	(138)	4/12/2013	1970
Sun Trust Bank	Dunwoody	GA	—	1,784	1,460	—	3,244	(423)	3/22/2013	1972
Sun Trust Bank	Jesup	GA	—	184	1,657	—	1,841	(480)	3/22/2013	1964
Sun Trust Bank	St. Simons Island	GA	—	1,363	734	—	2,097	(213)	3/22/2013	1975
Sun Trust Bank	Annapolis	MD	—	2,653	2,170	—	4,823	(609)	7/23/2013	1976
Sun Trust Bank	Ellicott City	MD	—	1,728	931	—	2,659	(270)	3/22/2013	1975
Sun Trust Bank	Frederick	MD	—	991	991	—	1,982	(285)	4/26/2013	1880
Sun Trust Bank	Waldorf	MD	—	523	2,962	—	3,485	(858)	3/22/2013	1964
Sun Trust Bank	Belmont	NC	—	616	924	—	1,540	(268)	3/22/2013	1970
Sun Trust Bank	Carrboro	NC	—	512	512	—	1,024	(147)	4/12/2013	1980
Sun Trust Bank	Concord	NC	—	707	707	—	1,414	(203)	4/12/2013	1988
Sun Trust Bank	Durham	NC	—	747	1,388	—	2,135	(399)	4/12/2013	1973
Sun Trust Bank	Greensboro	NC	—	403	748	—	1,151	(215)	4/12/2013	1962
Sun Trust Bank	Lexington	NC	—	447	831	—	1,278	(239)	4/12/2013	2001
Sun Trust Bank	Matthews	NC	—	382	382	—	764	(111)	3/22/2013	1971
Sun Trust Bank	Mocksville	NC	—	978	2,933	—	3,911	(850)	3/22/2013	2000
Sun Trust Bank	Raleigh	NC	—	658	658	—	1,316	(191)	3/22/2013	1977
Sun Trust Bank	Chattanooga	TN	—	223	1,263	—	1,486	(366)	3/22/2013	1953
Sun Trust Bank	Madison	TN	—	286	1,143	—	1,429	(331)	3/22/2013	1953

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sun Trust Bank	Nashville	TN	—	567	305	—	872	(86)	7/23/2013	1954
Sun Trust Bank	Nashville	TN	—	1,598	1,308	—	2,906	(376)	4/12/2013	1992
Sun Trust Bank	Nashville	TN	—	613	613	—	1,226	(176)	4/12/2013	1970
Sun Trust Bank	Cheriton	VA	—	90	510	—	600	(148)	3/22/2013	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Sun Trust Bank	Lynchburg	VA	—	251	466	—	717	(135)	3/22/2013	1973
Sun Trust Bank	Petersburg	VA	—	102	306	—	408	(88)	4/12/2013	1975
Sun Trust Bank	Richmond	VA	—	277	416	—	693	(120)	3/22/2013	1959
Sun Trust Bank	Richmond	VA	—	224	2,012	—	2,236	(578)	4/12/2013	1909
Sun Trust Bank	Rocky Mount	VA	—	265	1,504	—	1,769	(429)	5/22/2013	1961
Sunbelt Rentals	Mabelvale	AR	—	240	894	—	1,134	(205)	6/4/2014	2006
Sunbelt Rentals	Memphis	TN	—	365	929	128	1,422	(226)	9/26/2014	1995
Sunoco	Merritt Island	FL	—	540	2,162	—	2,702	(454)	5/19/2014	2009
Sunset Valley Homestead	Sunset Valley	TX	16,650	14,283	28,351	297	42,931	(6,941)	2/7/2014	2007
SuperAmerica	Foley	MN	—	72	276	—	348	(18)	3/27/2017	1984
SuperAmerica	Pequot Lakes	MN	—	158	1,489	—	1,647	(96)	3/27/2017	1983
SuperAmerica	Pierz	MN	—	67	411	—	478	(25)	3/27/2017	1996
SuperAmerica	Sartell	MN	—	718	486	—	1,204	(28)	3/27/2017	2000
SuperAmerica	Sauk Rapids	MN	—	419	753	—	1,172	(46)	3/27/2017	1997
SuperAmerica	St. Cloud	MN	—	582	657	—	1,239	(42)	3/27/2017	1987
SuperAmerica	St. Cloud	MN	—	104	136	—	240	(8)	3/27/2017	1922
SuperAmerica	St. Cloud	MN	—	126	151	—	277	(10)	3/27/2017	1968
SuperAmerica	St. Cloud	MN	—	330	365	—	695	(23)	3/27/2017	1984
SuperAmerica	St. Cloud	MN	—	361	433	—	794	(28)	3/27/2017	1987
SuperAmerica	Waite Park	MN	—	316	333	—	649	(20)	3/27/2017	1999
SuperAmerica	Waite Park	MN	—	770	503	—	1,273	(31)	3/27/2017	1999
Superior Energy Services	Gainesville	TX	—	284	10,475	3	10,762	(6,935)	7/24/2014	1982
Sweet Tomato	Coral Springs	FL	—	790	1,625	—	2,415	(489)	6/27/2013	1995
Synovus Bank	Tampa	FL	—	985	2,298	—	3,283	(682)	12/31/2012	1959
Sysmex	Lincolnshire	IL	22,500	4,143	36,987	5	41,135	(8,787)	2/7/2014	2010
Taco Bell	Albertville	AL	—	419	778	—	1,197	(218)	7/31/2013	1995
Taco Bell	Cullman	AL	—	375	1,053	—	1,428	(312)	6/27/2013	1995
Taco Bell	Daphne	AL	—	180	1,278	—	1,458	(375)	6/27/2013	1995
Taco Bell	Dora	AL	—	348	813	—	1,161	(228)	7/31/2013	1995
Taco Bell	Foley	AL	—	360	1,460	—	1,820	(428)	6/27/2013	1995
Taco Bell	Hartselle	AL	—	378	781	—	1,159	(231)	6/27/2013	1995
Taco Bell	Jasper	AL	—	445	814	—	1,259	(241)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taco Bell	Mobile	AL	—	160	1,973	—	2,133	(579)	6/27/2013	1995
Taco Bell	Saraland	AL	—	150	1,063	—	1,213	(312)	6/27/2013	1995
Taco Bell	Warrior	AL	—	364	675	—	1,039	(189)	7/31/2013	1995
Taco Bell	Winfield	AL	—	278	834	—	1,112	(234)	7/31/2013	1995
Taco Bell	Corona	CA	—	306	1,138	—	1,444	(337)	6/27/2013	1990
Taco Bell	Fairfield	CA	—	500	1,327	—	1,827	(393)	6/27/2013	1985
Taco Bell	Fontana	CA	—	524	1,016	—	1,540	(301)	6/27/2013	1992
Taco Bell	Montclair	CA	—	322	900	—	1,222	(267)	6/27/2013	1996
Taco Bell	Moreno Valley	CA	—	367	998	—	1,365	(296)	6/27/2013	1992
Taco Bell	Rancho Cucamonga	CA	—	415	1,210	—	1,625	(359)	6/27/2013	1992
Taco Bell	Rubidoux	CA	—	415	1,223	—	1,638	(362)	6/27/2013	1992
Taco Bell	Suisun City	CA	—	355	1,419	—	1,774	(398)	7/31/2013	1986
Taco Bell	Vacaville	CA	—	522	1,513	—	2,035	(448)	6/27/2013	1985
Taco Bell	Vacaville	CA	—	1,184	1,375	—	2,559	(407)	6/27/2013	1994
Taco Bell	Jacksonville	FL	—	440	1,167	—	1,607	(342)	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	340	1,383	—	1,723	(406)	6/27/2013	1995
Taco Bell	Pensacola	FL	—	140	1,897	—	2,037	(556)	6/27/2013	1995
Taco Bell	Augusta	GA	—	220	1,292	—	1,512	(379)	6/27/2013	1995
Taco Bell	Hephzibah	GA	—	330	930	—	1,260	(273)	6/27/2013	1995
Taco Bell	Jesup	GA	—	230	715	—	945	(210)	6/27/2013	1995
Taco Bell	Kennesaw	GA	—	162	601	—	763	(178)	6/27/2013	1984
Taco Bell	Waycross	GA	—	170	1,115	—	1,285	(327)	6/27/2013	1995
Taco Bell	Crawfordsville	IN	—	234	934	—	1,168	(262)	7/31/2013	1991
Taco Bell	Hartford City	IN	—	99	889	—	988	(249)	7/31/2013	1978
Taco Bell	Kokomo	IN	—	199	798	—	997	(224)	7/31/2013	1993
Taco Bell	Lafayette	IN	—	304	912	—	1,216	(256)	7/31/2013	1990
Taco Bell	Marion	IN	—	496	921	—	1,417	(258)	7/31/2013	1994
Taco Bell	Noblesville	IN	—	363	545	—	908	(153)	7/31/2013	2005
Taco Bell	Tipton	IN	—	104	936	—	1,040	(263)	7/31/2013	1998
Taco Bell	North Corbin	KY	—	139	1,082	—	1,221	(320)	6/27/2013	1995
Taco Bell	Detroit	MI	—	124	704	—	828	(198)	7/31/2013	1989
Taco Bell	St. Louis	MO	—	190	1,951	—	2,141	(517)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taco Bell	Wentzville	MO	—	410	1,168	—	1,578	(343)	6/27/2013	1995
Taco Bell	Brunswick	OH	—	400	1,267	—	1,667	(372)	6/27/2013	1995
Taco Bell	North Olmstead	OH	—	390	904	—	1,294	(265)	6/27/2013	1995
Taco Bell	Kingston	TN	—	280	714	300	1,294	(230)	6/27/2013	1995
Taco Bell	Livingston	TN	—	300	775	—	1,075	(13)	6/27/2013	1995
Taco Bell	Dallas	TX	—	400	1,225	—	1,625	(359)	6/27/2013	1995
Taco Bell / KFC	Texarkana	AR	—	111	630	—	741	(177)	7/31/2013	1980
Taco Bell / KFC	Minden	LA	—	274	639	—	913	(179)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	343	514	—	857	(144)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	616	753	—	1,369	(211)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	427	522	—	949	(146)	7/31/2013	1997
Taco Bell / KFC	Shreveport	LA	—	352	528	—	880	(148)	7/31/2013	1998
Taco Bell / KFC	Dunkirk	NY	—	800	978	—	1,778	(274)	7/31/2013	2000
Taco Bell / KFC	Geneva	NY	—	569	695	—	1,264	(195)	7/31/2013	1999
Taco Bell / KFC	Canonsburg	PA	—	176	1,586	—	1,762	(445)	7/31/2013	1996
Taco Bell / KFC	Pittsburgh	PA	—	180	269	3	452	(74)	10/1/2013	1995
Taco Bell / KFC	Mount Pleasant	TX	—	106	952	—	1,058	(267)	7/31/2013	1992
Taco Bell / KFC	New Boston	TX	—	125	1,127	—	1,252	(316)	7/31/2013	1995
Taco Bell / KFC	Green Bay	WI	—	470	574	—	1,044	(161)	7/31/2013	1986
Taco Bell / KFC	Milwaukee	WI	—	533	1,055	—	1,588	(313)	6/27/2013	1978
Taco Bell / KFC	Benwood	WV	—	123	287	4	414	(78)	10/1/2013	1995
Taco Bell / Pizza Hut	Dallas	TX	—	420	1,582	—	2,002	(464)	6/27/2013	1995
Taco Bueno	Hutchinson	KS	—	561	841	—	1,402	(236)	7/31/2013	2000
Taco Bueno	Springfield	MO	—	753	753	(974)	532	—	7/31/2013	2006
Taco Bueno	Arlington	TX	—	597	895	—	1,492	(251)	7/31/2013	2000
Taco Bueno	Frisco	TX	—	601	577	—	1,178	(171)	6/27/2013	2000
Taco Bueno	Lubbock	TX	—	228	561	—	789	(166)	6/27/2013	2000
Taco Bueno	N. Richland Hills	TX	—	423	567	—	990	(168)	6/27/2013	2000
Taco Bueno	Waco	TX	—	595	893	—	1,488	(250)	7/31/2013	2000
Taco Cabana	Austin	TX	—	700	2,105	—	2,805	(617)	6/27/2013	1995
Taco Cabana	Pasadena	TX	—	420	1,420	—	1,840	(416)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	600	1,955	—	2,555	(574)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taco Cabana	San Antonio	TX	—	500	1,740	—	2,240	(511)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	280	1,695	—	1,975	(497)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,766	—	2,266	(518)	6/27/2013	1995
Taco Cabana	Schertz	TX	—	520	1,408	—	1,928	(413)	6/27/2013	1995
Take 5 Oil Change	Lawrenceburg	IN	—	516	721	—	1,237	(36)	6/8/2017	2017
Take 5 Oil Change	Alexandria	KY	—	294	677	—	971	(30)	6/8/2017	1996
Take 5 Oil Change	Erlanger	KY	—	337	1,072	—	1,409	(46)	6/8/2017	2003
Take 5 Oil Change	Florence	KY	—	279	896	—	1,175	(40)	6/8/2017	1998
Take 5 Oil Change	Fort Wright	KY	—	179	816	—	995	(38)	6/8/2017	1995
Take 5 Oil Change	Akron	OH	—	79	287	—	366	(57)	9/2/2014	1988
Take 5 Oil Change	Akron	OH	—	135	761	—	896	(156)	9/2/2014	1995
Take 5 Oil Change	Akron	OH	—	205	1,043	—	1,248	(209)	9/2/2014	1992
Take 5 Oil Change	Bedford Heights	OH	—	156	529	—	685	(115)	9/2/2014	1986
Take 5 Oil Change	Cleveland	OH	—	127	559	—	686	(112)	9/2/2014	1988
Take 5 Oil Change	Fairview Park	OH	—	205	179	—	384	(53)	9/2/2014	1988
Take 5 Oil Change	Lakewood	OH	—	205	765	—	970	(157)	9/2/2014	1993
Take 5 Oil Change	Mayfield Heights	OH	—	201	430	—	631	(93)	9/2/2014	1988
Take 5 Oil Change	Medina	OH	—	135	414	(5)	544	(91)	9/2/2014	1995
Take 5 Oil Change	Miamisburg	OH	—	246	486	—	732	(23)	6/8/2017	1992
Take 5 Oil Change	Moraine	OH	—	415	692	—	1,107	(31)	6/8/2017	1995
Take 5 Oil Change	N. Barberton	OH	—	140	502	—	642	(99)	9/2/2014	1998
Take 5 Oil Change	Painesville	OH	—	276	208	—	484	(55)	9/2/2014	1988
Take 5 Oil Change	Parma	OH	—	124	390	—	514	(75)	9/2/2014	1986
Take 5 Oil Change	Parma	OH	—	306	502	—	808	(111)	9/2/2014	1986
Take 5 Oil Change	Seven Hills	OH	—	182	201	—	383	(50)	9/2/2014	1987
Take 5 Oil Change	Solon	OH	—	233	487	—	720	(101)	9/2/2014	1992
Take 5 Oil Change	South Euclid	OH	—	109	561	—	670	(104)	9/2/2014	1986
Take 5 Oil Change	Stow	OH	—	230	132	—	362	(37)	9/2/2014	1988
Take 5 Oil Change	Westlake	OH	—	85	525	—	610	(97)	9/2/2014	1999
Take 5 Oil Change	Willoughby	OH	—	168	425	—	593	(86)	9/2/2014	1986
Talbots	Hingham	MA	23,362	3,009	27,080	—	30,089	(7,045)	5/24/2013	1980
Talbots	Lakeville	MA	22,509	6,302	25,209	—	31,511	(8,273)	5/17/2013	1987

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Taqueria El Rodeo de Jalisco	San Antonio	TX	—	168	206	—	374	(58)	7/31/2013	1965
TCF Bank	Crystal	MN	—	640	642	—	1,282	(180)	6/27/2013	1995
TD Bank	Falmouth	ME	19,607	4,057	23,689	307	28,053	(6,236)	3/18/2013	2002
Teva Pharmaceuticals	Malvern	PA	—	2,666	40,981	(6,111)	37,536	(3,854)	11/5/2013	1999
Texas Roadhouse	Cedar Rapids	IA	—	430	2,194	—	2,624	(661)	6/27/2013	1995
Texas Roadhouse	Ammon	ID	—	490	1,206	—	1,696	(363)	6/27/2013	1995
Texas Roadhouse	Shively	KY	—	540	2,055	—	2,595	(618)	6/27/2013	1995
Texas Roadhouse	Concord	NC	—	650	2,130	—	2,780	(641)	6/27/2013	1995
Texas Roadhouse	Gastonia	NC	—	570	1,544	—	2,114	(465)	6/27/2013	1995
Texas Roadhouse	Hickory	NC	—	580	1,831	—	2,411	(551)	6/27/2013	1995
Texas Roadhouse	College Station	TX	—	670	2,299	—	2,969	(692)	6/27/2013	1995
Texas Roadhouse	Grand Prairie	TX	—	780	1,867	—	2,647	(562)	6/27/2013	1995
Texas Roadhouse	Kenosha	WI	—	1,061	1,835	(14)	2,882	(557)	6/27/2013	2001
TGI Fridays	Royal Palm Beach	FL	—	1,530	1,530	—	3,060	(477)	7/31/2013	2001
TGI Fridays	Ann Arbor	MI	—	547	1,640	—	2,187	(512)	7/31/2013	1998
TGI Fridays	Kentwood	MI	—	281	2,533	—	2,814	(790)	7/31/2013	1983
TGI Fridays	Novi	MI	—	1,042	1,042	—	2,084	(325)	7/31/2013	1994
TGI Fridays	Blasdell	NY	—	1,215	1,913	—	3,128	(581)	6/27/2013	2000
TGI Fridays	Warwick	RI	—	1,228	2,775	(1,252)	2,751	(387)	6/27/2013	1983
Thorntons Oil	Bloomington	IL	—	1,184	733	—	1,917	(240)	2/7/2014	1992
Thorntons Oil	Franklin Park	IL	—	1,403	1,882	—	3,285	(548)	2/7/2014	1989
Thorntons Oil	Joliet	IL	—	953	2,539	—	3,492	(734)	2/7/2014	2000
Thorntons Oil	Oaklawn	IL	—	1,203	898	278	2,379	(283)	2/7/2014	1994
Thorntons Oil	Ottawa	IL	—	565	2,003	—	2,568	(597)	2/7/2014	2006
Thorntons Oil	Plainfield	IL	—	862	1,338	—	2,200	(410)	2/7/2014	1995
Thorntons Oil	Roselle	IL	—	661	2,194	—	2,855	(614)	2/7/2014	1996
Thorntons Oil	South Elgin	IL	—	1,239	1,688	—	2,927	(537)	2/7/2014	1995
Thorntons Oil	Springfield	IL	—	926	2,514	—	3,440	(819)	2/7/2014	1994
Thorntons Oil	Summit	IL	—	2,233	109	—	2,342	(38)	2/7/2014	2000
Thorntons Oil	Waukegan	IL	—	875	1,421	—	2,296	(416)	2/7/2014	1999
Thorntons Oil	Westmont	IL	—	760	3,069	—	3,829	(852)	2/7/2014	1997
Thorntons Oil	Clarksville	IN	—	1,319	687	—	2,006	(238)	2/7/2014	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Thorntons Oil	Edinburgh	IN	—	685	1,505	—	2,190	(443)	2/7/2014	1996
Thorntons Oil	Evansville	IN	—	467	1,479	—	1,946	(443)	2/7/2014	1987
Thorntons Oil	Evansville	IN	—	602	1,398	—	2,000	(415)	2/7/2014	1990
Thorntons Oil	Jeffersonville	IN	—	1,233	1,533	—	2,766	(486)	2/7/2014	1995
Thorntons Oil	Terre Haute	IN	—	732	1,829	—	2,561	(555)	2/7/2014	1995
Thorntons Oil	Henderson	KY	—	659	3,271	—	3,930	(949)	2/7/2014	1971
Thorntons Oil	Henderson	KY	—	483	1,778	—	2,261	(472)	2/7/2014	2007
Thorntons Oil	Louisville	KY	—	637	1,680	—	2,317	(442)	2/7/2014	1994
Thorntons Oil	Shelbyville	KY	—	299	2,036	—	2,335	(569)	2/7/2014	1991
Thorntons Oil	Galloway	OH	—	547	1,550	—	2,097	(439)	2/7/2014	1998
Tiffany & Co.	Parsippany	NJ	—	2,248	81,081	—	83,329	(25,106)	11/5/2013	1997
Tilted Kilt	Hendersonville	TN	—	310	763	—	1,073	(230)	6/27/2013	1995
Time Warner Cable	Milwaukee	WI	—	3,081	22,512	1,095	26,688	(6,037)	11/5/2013	2001
Tire Kingdom	Auburndale	FL	1,204	609	1,571	—	2,180	(420)	2/7/2014	2010
Tire Kingdom	Dublin	OH	—	373	1,119	—	1,492	(393)	4/30/2012	2003
Tire Kingdom	Greenville	SC	—	499	1,367	—	1,866	(380)	3/28/2014	1997
Tire Warehouse	Fitchburg	MA	—	203	704	—	907	(209)	6/27/2013	1982
Tire Warehouse	Bangor	ME	—	289	1,400	—	1,689	(414)	6/27/2013	1977
Tires Plus	Duluth	GA	—	777	1,259	—	2,036	(361)	2/21/2014	2001
TitleMax	Gainesville	GA	—	221	270	—	491	(84)	7/31/2013	2007
TJ Maxx	Philadelphia	PA	—	9,889	84,953	—	94,842	(26,305)	11/5/2013	2001
T-Mobile	Nashville	TN	—	1,190	15,847	691	17,728	(4,031)	11/5/2013	2002
Topgolf	Brooklyn Center	MN	—	8,173	24,628	—	32,801	(129)	11/2/2018	2018
Tractor Supply	Oneonta	AL	—	359	1,438	—	1,797	(377)	4/18/2013	1983
Tractor Supply	Summerdale	AL	1,154	276	2,470	—	2,746	(538)	2/7/2014	2010
Tractor Supply	Tuscaloosa	AL	—	746	1,979	—	2,725	(429)	2/7/2014	2012
Tractor Supply	Little Rock	AR	1,500	930	2,035	—	2,965	(441)	2/7/2014	2009
Tractor Supply	Auburn	CA	—	1,175	2,901	—	4,076	(649)	2/7/2014	2012
Tractor Supply	Dixon	CA	2,962	1,619	4,044	—	5,663	(912)	2/7/2014	2007
Tractor Supply	Jackson	CA	—	1,209	3,640	—	4,849	(778)	2/7/2014	2012
Tractor Supply	Los Banos	CA	3,468	1,213	3,638	—	4,851	(974)	2/28/2013	2009
Tractor Supply	Buena Vista	CO	—	646	2,974	—	3,620	(138)	6/16/2017	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tractor Supply	Middletown	DE	—	1,487	3,293	—	4,780	(690)	2/7/2014	2007
Tractor Supply	Mims	FL	—	310	2,787	—	3,097	(684)	10/10/2013	2012
Tractor Supply	Bainbridge	GA	—	687	2,445	—	3,132	(508)	2/7/2014	2008
Tractor Supply	Rincon	GA	—	978	2,016	—	2,994	(421)	2/7/2014	2007
Tractor Supply	Alton	IL	1,404	565	3,062	59	3,686	(653)	2/7/2014	2008
Tractor Supply	Mishawaka	IN	—	620	2,683	—	3,303	(575)	2/7/2014	2011
Tractor Supply	Sellersburg	IN	1,433	762	2,146	—	2,908	(475)	2/7/2014	2010
Tractor Supply	St. John	IN	2,247	1,715	3,397	—	5,112	(772)	2/7/2014	2007
Tractor Supply	Lawrence	KS	1,377	361	2,637	—	2,998	(577)	2/7/2014	2010
Tractor Supply	Topeka	KS	—	446	1,785	—	2,231	(495)	5/19/2014	2006
Tractor Supply	Glasgow	KY	—	453	1,812	—	2,265	(494)	5/19/2014	2005
Tractor Supply	Grayson	KY	—	540	2,709	—	3,249	(588)	2/7/2014	2011
Tractor Supply	Paducah	KY	—	393	1,574	—	1,967	(441)	5/19/2014	1995
Tractor Supply	Gray	LA	2,048	550	2,202	—	2,752	(627)	8/7/2012	2011
Tractor Supply	Belchertown	MA	1,823	1,148	3,179	—	4,327	(717)	2/7/2014	2009
Tractor Supply	Millbury	MA	—	806	3,094	—	3,900	(642)	6/26/2014	2013
Tractor Supply	Southwick	MA	2,428	1,601	3,583	—	5,184	(804)	2/7/2014	2008
Tractor Supply	Augusta	ME	1,423	530	2,756	—	3,286	(616)	2/7/2014	2009
Tractor Supply	Jonesville	MI	—	267	2,364	—	2,631	(565)	3/28/2014	2005
Tractor Supply	Negaunee	MI	—	488	1,953	—	2,441	(567)	6/12/2012	2010
Tractor Supply	Jefferson City	MO	1,125	490	1,877	73	2,440	(404)	2/7/2014	2009
Tractor Supply	Nixa	MO	1,346	476	2,040	—	2,516	(452)	2/7/2014	2009
Tractor Supply	Sedalia	MO	1,090	480	1,782	—	2,262	(404)	2/7/2014	2010
Tractor Supply	Troy	MO	1,286	730	2,587	—	3,317	(551)	2/7/2014	2009
Tractor Supply	Union	MO	1,404	589	3,012	13	3,614	(628)	2/7/2014	2008
Tractor Supply	Franklin	NC	1,479	434	2,629	—	3,063	(572)	2/7/2014	2009
Tractor Supply	Murphy	NC	1,402	990	2,090	—	3,080	(476)	2/7/2014	2010
Tractor Supply	York	NE	—	326	2,452	—	2,778	(88)	11/3/2017	2017
Tractor Supply	Plaistow	NH	—	638	2,552	—	3,190	(626)	10/10/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tractor Supply	Plymouth	NH	2,074	424	2,430	16	2,870	(668)	11/29/2012	2011
Tractor Supply	Allentown	NJ	—	697	3,949	—	4,646	(1,201)	1/27/2012	2008
Tractor Supply	Sicklerville	NJ	—	1,931	4,302	—	6,233	(906)	2/7/2014	2009
Tractor Supply	Farmington	NM	—	1,091	2,194	—	3,285	(525)	3/28/2014	2012
Tractor Supply	Roswell	NM	—	947	2,181	—	3,128	(480)	2/7/2014	2009
Tractor Supply	Silver City	NM	—	716	2,380	—	3,096	(569)	3/28/2014	2012
Tractor Supply	Macedon	NY	—	168	1,591	—	1,759	(374)	4/29/2014	1992
Tractor Supply	Hamilton	OH	932	675	1,472	—	2,147	(462)	2/7/2014	1975
Tractor Supply	Wauseon	OH	1,374	931	2,128	—	3,059	(491)	2/7/2014	2007
Tractor Supply	Chickasha	OK	—	599	2,056	538	3,193	(560)	3/28/2014	2014
Tractor Supply	Glenpool	OK	1,180	359	2,447	—	2,806	(522)	2/7/2014	2009
Tractor Supply	Stillwater	OK	1,205	205	2,715	—	2,920	(576)	2/7/2014	2009
Tractor Supply	Gibsonia	PA	1,648	1,044	2,778	—	3,822	(613)	2/7/2014	2009
Tractor Supply	Columbia	SC	—	952	2,222	—	3,174	(465)	2/7/2014	2011
Tractor Supply	Irmo	SC	—	725	2,171	62	2,958	(483)	2/7/2014	2009
Tractor Supply	Ballinger	TX	1,248	476	2,477	—	2,953	(512)	2/7/2014	2010
Tractor Supply	Del Rio	TX	—	927	2,044	—	2,971	(435)	2/7/2014	2009
Tractor Supply	Edinburg	TX	—	768	3,163	—	3,931	(650)	2/7/2014	2009
Tractor Supply	Kenedy	TX	1,163	309	2,372	—	2,681	(488)	2/7/2014	2010
Tractor Supply	Pearsall	TX	1,144	318	2,551	—	2,869	(531)	2/7/2014	2009
Tractor Supply	Rio Grande	TX	—	469	1,095	—	1,564	(318)	6/19/2012	1993
Tractor Supply	Woodstock	VA	—	524	2,098	—	2,622	(558)	5/19/2014	2004
Tractor Supply	Romney	WV	—	418	3,097	—	3,515	(103)	11/29/2017	2017
Trader Joe's	Sarasota	FL	—	1,646	5,416	—	7,062	(1,394)	2/7/2014	2012
Trader Joe's	Lexington	KY	—	2,287	3,795	—	6,082	(1,020)	2/7/2014	2012
Tumbleweed	Terre Haute	IN	—	434	1,303	—	1,737	(407)	7/31/2013	1997
Tumbleweed	Louisville	KY	—	468	1,404	—	1,872	(438)	7/31/2013	2001
Tumbleweed	Mayesville	KY	—	353	823	—	1,176	(257)	7/31/2013	2000
Tumbleweed	Owensboro	KY	—	355	1,420	—	1,775	(443)	7/31/2013	1997
Tumbleweed	Bellefontaine	OH	—	234	938	—	1,172	(293)	7/31/2013	1999
Tumbleweed	Springfield	OH	—	549	1,280	—	1,829	(399)	7/31/2013	1998
Tumbleweed	Wooster	OH	—	342	799	—	1,141	(249)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Tumbleweed	Zanesville	OH	—	639	1,491	—	2,130	(465)	7/31/2013	1998
Tutor Time	Downingtown	PA	—	205	2,788	—	2,993	(707)	2/7/2014	1998
Tutor Time	Austin	TX	—	417	1,861	—	2,278	(498)	2/7/2014	2000
Ulta Beauty	Jonesboro	AR	—	742	2,289	—	3,031	(531)	2/7/2014	2013
Ulta Beauty	Fort Gratiot	MI	—	164	2,083	—	2,247	(498)	2/7/2014	2012
Ulta Beauty	Jackson	TN	1,454	547	2,123	—	2,670	(503)	2/7/2014	2010
United Buffet and Grille	Hagerstown	MD	—	244	1,306	(1,505)	45	(20)	1/8/2014	2001
United Technologies	Bradenton	FL	—	2,692	17,973	—	20,665	(3,735)	2/7/2014	2004
University Plaza	Flagstaff	AZ	—	4,727	18,087	501	23,315	(5,588)	2/7/2014	1982
The UPS Store	Elizabethtown	KY	—	1,460	10,336	778	12,574	(3,251)	9/24/2013	2001
US Bank	Alsip	IL	—	226	1,280	—	1,506	(472)	8/1/2010	1981
US Bank	Chicago	IL	—	267	1,511	—	1,778	(558)	8/1/2010	1923
US Bank	Chicago	IL	—	191	1,082	—	1,273	(399)	8/1/2010	1979
US Bank	Chicago Heights	IL	—	182	1,637	—	1,819	(482)	1/24/2013	1996
US Bank	Elmwood Park	IL	—	431	2,441	—	2,872	(867)	8/1/2010	1984
US Bank	Evergreen Park	IL	—	167	944	—	1,111	(349)	8/1/2010	1984
US Bank	Lyons	IL	—	214	1,212	—	1,426	(447)	8/1/2010	1959
US Bank	Orland Hills	IL	2,646	1,253	2,327	—	3,580	(690)	12/14/2012	1995
US Bank	Westchester	IL	—	366	853	—	1,219	(249)	2/22/2013	1986
US Bank	Wilmington	IL	—	330	1,872	—	2,202	(654)	8/1/2010	1966
US Bank	Fayetteville	NC	—	608	1,741	—	2,349	(405)	2/7/2014	2012
US Bank	Garfield Height	OH	—	165	1,016	—	1,181	(304)	1/8/2014	1958
VA Clinic	Oceanside	CA	27,749	9,489	33,812	105	43,406	(7,571)	2/7/2014	2010
Vacant	Hueytown	AL	—	60	639	(312)	387	(7)	6/27/2013	1995
Vacant	Jasper	AL	—	577	2,545	(2,786)	336	(54)	2/7/2014	2000
Vacant	Mobile	AL	—	127	276	(254)	149	(1)	6/27/2013	1974
Vacant	Arkadelphia	AR	—	225	633	(720)	138	(1)	6/27/2013	1990
Vacant	Pine Bluff	AR	—	105	433	(473)	65	(1)	6/27/2013	1978
Vacant	Fountain Hills	AZ	—	241	597	(228)	610	(37)	6/27/2013	1994
Vacant	Peoria	AZ	—	837	1,953	(1,552)	1,238	(67)	2/27/2013	1996
Vacant	San Luis Obispo	CA	—	195	1,013	(844)	364	(96)	1/8/2014	2000
Vacant	Santee	CA	—	265	1,261	(1,390)	136	(42)	1/8/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Lone Tree	CO	—	196	1,014	(1,070)	140	(36)	1/8/2014	1995
Vacant	New London	CT	—	94	534	(498)	130	—	8/1/2010	1995
Vacant	Brandon	FL	—	860	3,071	(2,203)	1,728	(180)	6/27/2013	2003
Vacant	Cocoa	FL	—	249	567	(242)	574	(4)	6/27/2013	1979
Vacant	Coral Springs	FL	—	4,264	5,289	—	9,553	(1,297)	2/7/2014	2010
Vacant	Kissimmee	FL	—	1,167	778	(1,083)	862	(2)	4/12/2013	1981
Vacant	Melbourne	FL	—	464	1,392	—	1,856	(400)	4/12/2013	1987
Vacant	Melbourne	FL	—	405	1,237	—	1,642	(326)	2/7/2014	2011
Vacant	Orlando	FL	—	1,286	—	(297)	989	(11)	7/31/2013	1998
Vacant	Tallahassee	FL	—	828	1,933	(1,274)	1,487	(16)	4/12/2013	1991
Vacant	Augusta	GA	—	178	533	(591)	120	(5)	7/31/2013	1981
Vacant	Augusta	GA	—	178	414	(525)	67	(2)	7/31/2013	1978
Vacant	Bowdon	GA	—	416	1,247	(1,563)	100	—	3/22/2013	1900
Vacant	Columbus	GA	—	1,307	2,529	(2,876)	960	(118)	2/7/2014	2002
Vacant	Mason City	IA	—	290	1,255	(737)	808	(12)	6/27/2013	1995
Vacant	Boise	ID	—	335	1,339	—	1,674	(409)	2/22/2013	2013
Vacant	Garden City	ID	—	492	1,305	—	1,797	(324)	2/26/2014	2003
Vacant	Lombard	IL	—	84	100	—	184	(30)	6/27/2013	1973
Vacant	Merrillville	IN	—	511	4,768	—	5,279	(1,311)	2/7/2014	2011
Vacant	Mishawaka	IN	—	375	1,500	—	1,875	(441)	7/30/2013	2013
Vacant	Bowling Green	KY	—	648	973	—	1,621	(293)	4/25/2013	2012
Vacant	Nicholasville	KY	—	435	2,040	(1,602)	873	(21)	6/11/2014	2001
Vacant	Bossier City	LA	—	1,168	2,594	(2,882)	880	(117)	2/7/2014	2004
Vacant	Van Buren	ME	—	115	1,720	(1,339)	496	(27)	1/8/2014	1998
Vacant	Detroit	MI	—	204	1,159	(1,263)	100	—	8/1/2010	1956
Vacant	Harper Woods	MI	—	207	1,171	(1,137)	241	—	8/1/2010	1982
Vacant	Highland Park	MI	—	150	848	(787)	211	—	8/1/2010	1967
Vacant	Southfield	MI	—	283	1,605	(1,601)	287	—	8/1/2010	1975
Vacant	Spring Lake	MI	—	341	512	(391)	462	(6)	7/31/2013	1994
Vacant	Belton	MO	—	476	701	—	1,177	(208)	6/27/2013	2006
Vacant	Joplin	MO	—	314	1,610	(1,231)	693	(29)	2/11/2014	1984
Vacant	Joplin	MO	—	127	300	—	427	(110)	2/11/2014	1973

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Albemarle	NC	—	483	457	(493)	447	(43)	6/27/2013	1995
Vacant	Greenville	NC	—	1,085	1,085	(1,323)	847	—	12/12/2012	2012
Vacant	Raleigh	NC	—	1,091	1,091	—	2,182	(346)	9/28/2012	1997
Vacant	Warsaw	NC	—	75	1,428	(880)	623	(10)	11/13/2012	2003
Vacant	Wilmington	NC	—	412	1,257	—	1,669	(384)	3/29/2013	2013
Vacant	Wilson	NC	—	373	692	—	1,065	(220)	9/28/2012	2012
Vacant	Flanders	NJ	915	1,468	883	(1,154)	1,197	(18)	2/7/2014	2003
Vacant	East Greenbush	NY	—	404	269	(373)	300	(1)	6/27/2013	1980
Vacant	Greene	NY	—	216	1,227	(1,193)	250	—	8/1/2010	1981
Vacant	Nedrow	NY	—	55	80	—	135	(24)	6/27/2013	1979
Vacant	Rochester	NY	—	128	384	(262)	250	(10)	7/31/2013	1985
Vacant	Schenectady	NY	—	292	1,655	(1,172)	775	—	8/1/2010	1974
Vacant	Cincinnati	OH	—	353	824	(807)	370	(2)	7/31/2013	1969
Vacant	Dayton	OH	—	129	732	(713)	148	(5)	7/31/2013	1995
Vacant	Englewood	OH	—	547	—	(422)	125	—	6/27/2013	1974
Vacant	Massillon	OH	—	212	1,202	(1,189)	225	—	8/1/2010	1958
Vacant	Mentor	OH	—	178	1,011	(599)	590	(7)	8/1/2010	1976
Vacant	Moraine	OH	—	87	148	(50)	185	(1)	6/27/2013	1995
Vacant	Youngstown	OH	—	139	232	(123)	248	(1)	6/27/2013	1976
Vacant	The Dalles	OR	—	201	802	(486)	517	(219)	7/31/2013	1994
Vacant	Grants Pass	OR	—	393	2,979	—	3,372	(845)	1/8/2014	1963
Vacant	Lake Oswego	OR	—	590	1,693	—	2,283	(510)	6/27/2013	1995
Vacant	Beaver Falls	PA	—	243	1,304	(1,489)	58	(56)	1/8/2014	2004
Vacant	Drexel Hill	PA	—	266	1,064	(901)	429	—	12/14/2012	1950
Vacant	Ford City	PA	—	89	802	(601)	290	—	12/14/2012	1975
Vacant	Highspire	PA	—	216	649	(644)	221	—	12/14/2012	1974
Vacant	Indiana	PA	—	676	1,255	(920)	1,011	(139)	7/31/2013	2000
Vacant	Matamoras	PA	—	509	946	(655)	800	—	12/14/2012	1920
Vacant	Monesson	PA	—	198	1,123	(1,222)	99	(5)	8/1/2010	1930
Vacant	North Fayette	PA	—	1,990	2,700	3	4,693	(656)	2/7/2014	1999
Vacant	Philadelphia	PA	—	127	722	(650)	199	—	12/14/2012	1920
Vacant	Pitcairn	PA	—	46	867	(773)	140	—	12/14/2012	1985

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Vacant	Pittsburgh	PA	—	185	1,051	—	1,236	(312)	12/14/2012	1960
Vacant	Pittsburgh	PA	—	255	1,019	—	1,274	(302)	12/14/2012	1970
Vacant	Shamokin	PA	—	54	217	(108)	163	(3)	7/31/2013	1995
Vacant	Greenville	SC	—	280	342	(482)	140	(4)	7/31/2013	1970
Vacant	North Charleston	SC	—	2,193	4,636	—	6,829	(1,290)	2/7/2014	2008
Vacant	Memphis	TN	—	100	283	167	550	—	6/27/2013	1995
Vacant	Sevierville	TN	—	1,443	430	(751)	1,122	(92)	2/7/2014	2003
Vacant	Bay City	TX	—	229	124	(220)	133	(7)	7/31/2013	1985
Vacant	Gun Barrel City	TX	—	300	961	(866)	395	(26)	6/27/2013	1995
Vacant	Houston	TX	—	900	1,749	—	2,649	(527)	6/27/2013	1995
Vacant	Houston	TX	—	2,640	10,559	—	13,199	(2,763)	5/19/2014	2004
Vacant	Killeen	TX	—	534	992	(803)	723	(99)	7/31/2013	1993
Vacant	Waco	TX	—	595	892	(842)	645	—	7/31/2013	1995
Vacant	Midlothian	VA	—	230	1,300	(861)	669	(60)	6/27/2013	1995
Vacant	Norfolk	VA	—	656	437	—	1,093	(126)	4/12/2013	1990
Vacant	White River Junction	VT	—	183	1,039	(836)	386	(12)	8/1/2010	1975
Vacant	Schofield	WI	—	106	196	—	302	(55)	7/31/2013	1987
Vanguard Car Rental	College Park	GA	—	1,561	6,244	—	7,805	(2,114)	5/19/2014	2002
Velox Insurance	Woodstock	GA	—	155	127	40	322	(40)	7/31/2013	1988
Verizon Wireless	Statesville	NC	—	207	459	27	693	(138)	6/27/2013	1993
The Vitamin Shoppe	Evergreen Park	IL	—	476	1,427	—	1,903	(429)	4/19/2013	2012
The Vitamin Shoppe	Ashland	VA	—	2,399	19,663	—	22,062	(6,088)	11/5/2013	2013
Volusia Square	Daytona Beach	FL	16,557	4,598	28,511	(18,165)	14,944	(202)	2/7/2014	1986
Waffle House	Cocoa	FL	—	150	279	—	429	(78)	7/31/2013	1986
Walgreens	Birmingham	AL	1,487	996	3,005	—	4,001	(880)	2/7/2014	1999
Walgreens	Talladega	AL	—	377	1,311	—	1,688	(395)	1/8/2014	1997
Walgreens	Wetumpka	AL	—	547	3,102	—	3,649	(1,105)	2/22/2012	2007
Walgreens	Kingman	AZ	2,861	669	5,726	—	6,395	(1,547)	2/7/2014	2009
Walgreens	Phoenix	AZ	—	1,037	1,927	—	2,964	(624)	3/26/2013	1999
Walgreens	Tucson	AZ	—	1,234	5,143	—	6,377	(1,386)	2/7/2014	2003
Walgreens	Tucson	AZ	2,910	1,406	3,571	—	4,977	(984)	2/7/2014	2004
Walgreens	Coalinga	CA	2,800	396	3,568	—	3,964	(1,307)	10/11/2011	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Lancaster	CA	2,719	859	4,246	—	5,105	(1,254)	2/7/2014	2009
Walgreens	Castle Rock	CO	3,953	1,581	3,689	—	5,270	(1,157)	7/11/2013	2002
Walgreens	Denver	CO	3,350	—	4,050	—	4,050	(1,271)	7/2/2013	2008
Walgreens	Pueblo	CO	—	519	2,971	—	3,490	(812)	2/7/2014	2003
Walgreens	Orlando	FL	—	1,007	1,869	—	2,876	(577)	9/30/2013	1996
Walgreens	Acworth	GA	—	1,583	2,940	—	4,523	(966)	1/25/2013	2012
Walgreens	Decatur	GA	—	1,746	3,337	—	5,083	(911)	2/7/2014	2001
Walgreens	Grayson	GA	2,720	947	3,747	—	4,694	(1,007)	2/7/2014	2004
Walgreens	Tucker	GA	—	793	1,419	—	2,212	(427)	1/8/2014	1996
Walgreens	Twin Falls	ID	2,322	1,156	3,896	—	5,052	(1,096)	2/7/2014	2009
Walgreens	Cahokia	IL	—	394	1,577	167	2,138	(537)	5/19/2014	1994
Walgreens	Chicago	IL	—	1,212	2,829	—	4,041	(930)	1/30/2013	1999
Walgreens	Chicago	IL	—	1,617	3,003	—	4,620	(987)	1/30/2013	1995
Walgreens	Chicago	IL	—	952	3,235	—	4,187	(864)	2/7/2014	2003
Walgreens	Chicago	IL	—	911	4,830	—	5,741	(1,258)	2/7/2014	2000
Walgreens	Matteson	IL	2,450	416	4,070	—	4,486	(1,043)	2/7/2014	2008
Walgreens	South Elgin	IL	2,158	1,710	3,208	—	4,918	(892)	2/7/2014	2002
Walgreens	St. Charles	IL	1,935	1,472	3,262	—	4,734	(869)	2/7/2014	2002
Walgreens	Anderson	IN	—	807	3,227	—	4,034	(1,109)	7/31/2012	2001
Walgreens	Jeffersonville	IN	—	824	2,472	—	3,296	(825)	11/30/2012	2008
Walgreens	Lafayette	IN	—	626	4,183	—	4,809	(1,008)	2/7/2014	2008
Walgreens	South Bend	IN	2,978	1,240	5,014	—	6,254	(1,399)	2/7/2014	2006
Walgreens	Lawrenceburg	KY	—	567	2,267	—	2,834	(757)	11/30/2012	2008
Walgreens	Lexington	KY	—	—	1,943	—	1,943	(648)	11/30/2012	2007
Walgreens	Paris	KY	—	743	2,228	—	2,971	(744)	11/30/2012	2008
Walgreens	Scottsville	KY	—	153	2,904	—	3,057	(969)	11/30/2012	2007
Walgreens	Stanford	KY	—	152	2,886	—	3,038	(963)	11/30/2012	2009
Walgreens	Shereveport	LA	—	619	3,509	—	4,128	(1,250)	2/22/2012	2003
Walgreens	Adams	MA	—	300	1,200	—	1,500	(376)	7/30/2013	1958
Walgreens	Framingham	MA	2,908	2,103	4,770	—	6,873	(1,265)	2/7/2014	2007
Walgreens	Baltimore	MD	—	1,185	2,764	—	3,949	(860)	8/6/2013	2000
Walgreens	Brooklyn Park	MD	—	1,416	4,160	—	5,576	(1,099)	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Augusta	ME	3,013	1,648	5,146	—	6,794	(1,456)	2/7/2014	2007
Walgreens	Buxton	ME	—	—	—	2,131	2,131	(477)	5/19/2014	1997
Walgreens	Dover-Foxcroft	ME	—	256	2,659	22	2,937	(818)	1/8/2014	1999
Walgreens	Fort Fairfield	ME	—	117	1,821	76	2,014	(562)	1/8/2014	1998
Walgreens	Fort Kent	ME	—	387	2,064	20	2,471	(621)	1/8/2014	1999
Walgreens	Clarkston	MI	—	2,768	3,197	—	5,965	(879)	2/7/2014	2000
Walgreens	Clinton	MI	—	1,463	3,413	50	4,926	(1,140)	11/13/2012	2002
Walgreens	Dearborn Heights	MI	—	190	3,605	3	3,798	(1,158)	4/1/2013	1998
Walgreens	Eastpointe	MI	—	668	2,672	—	3,340	(959)	1/19/2012	1998
Walgreens	Lincoln Park	MI	5,494	1,041	5,896	—	6,937	(2,027)	7/31/2012	2007
Walgreens	Livonia	MI	—	261	2,350	96	2,707	(756)	4/1/2013	1998
Walgreens	Stevensville	MI	3,099	855	3,420	—	4,275	(1,244)	11/28/2011	2007
Walgreens	Troy	MI	—	—	1,896	3	1,899	(628)	12/12/2012	2000
Walgreens	Warren	MI	—	748	2,990	3	3,741	(998)	11/21/2012	1999
Walgreens	North Mankato	MN	2,415	1,748	3,604	—	5,352	(1,000)	2/7/2014	2008
Walgreens	Country Club Hills	MO	—	997	4,204	—	5,201	(1,058)	2/7/2014	2009
Walgreens	Columbia	MS	—	452	4,072	—	4,524	(1,349)	12/21/2012	2011
Walgreens	Greenwood	MS	—	561	3,181	—	3,742	(1,133)	2/22/2012	2007
Walgreens	Burlington	NC	—	973	2,726	—	3,699	(838)	1/8/2014	2000
Walgreens	Cape Carteret	NC	—	919	3,087	—	4,006	(839)	2/7/2014	2008
Walgreens	Durham	NC	2,871	1,441	3,581	—	5,022	(1,085)	2/7/2014	2010
Walgreens	Durham	NC	2,720	2,201	2,923	—	5,124	(963)	2/7/2014	2008
Walgreens	Laurinburg	NC	—	355	3,577	—	3,932	(1,031)	2/26/2014	2013
Walgreens	Leland	NC	2,472	1,226	3,681	—	4,907	(1,029)	2/7/2014	2008
Walgreens	Rocky Mount	NC	2,857	1,105	4,046	—	5,151	(1,250)	2/7/2014	2009
Walgreens	Wilson	NC	—	573	1,337	—	1,910	(419)	7/30/2013	2002
Walgreens	Winterville	NC	2,889	578	5,322	—	5,900	(1,528)	2/7/2014	2009
Walgreens	North Platte	NE	—	935	4,291	—	5,226	(1,205)	2/7/2014	2009
Walgreens	Omaha	NE	2,460	1,316	4,122	—	5,438	(1,145)	2/7/2014	2009
Walgreens	Papillion	NE	—	1,239	3,212	—	4,451	(875)	2/7/2014	2009
Walgreens	Maplewood	NJ	4,700	1,071	6,071	—	7,142	(2,208)	11/18/2011	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Albuquerque	NM	—	1,173	2,287	—	3,460	(636)	2/7/2014	1996
Walgreens	Las Vegas	NV	6,566	1,528	6,114	—	7,642	(2,132)	5/30/2012	2009
Walgreens	Las Vegas	NV	—	700	2,801	—	3,501	(900)	4/30/2013	2001
Walgreens	Lockport	NY	—	2,358	2,301	—	4,659	(652)	4/21/2014	1998
Walgreens	Staten Island	NY	3,081	—	3,984	—	3,984	(1,459)	10/5/2011	2007
Walgreens	Watertown	NY	—	2,937	2,664	—	5,601	(747)	2/7/2014	2006
Walgreens	Akron	OH	1,684	664	1,548	71	2,283	(496)	5/31/2013	1994
Walgreens	Bryan	OH	—	219	4,154	—	4,373	(1,480)	2/22/2012	2007
Walgreens	Cleveland	OH	—	472	1,890	68	2,430	(534)	5/19/2014	1994
Walgreens	Cleveland	OH	2,570	743	4,757	—	5,500	(1,330)	2/7/2014	2008
Walgreens	Eaton	OH	3,067	398	3,586	—	3,984	(1,242)	6/27/2012	2008
Walgreens	Medina	OH	—	820	4,585	—	5,405	(1,209)	2/7/2014	2001
Walgreens	New Albany	OH	—	919	3,424	—	4,343	(900)	2/7/2014	2006
Walgreens	Edmond	OK	2,240	697	4,287	—	4,984	(1,169)	2/7/2014	2000
Walgreens	Stillwater	OK	—	368	4,368	87	4,823	(1,189)	2/7/2014	2000
Walgreens	Tahlequah	OK	—	647	3,664	—	4,311	(1,205)	1/2/2013	2008
Walgreens	Tulsa	OK	—	1,147	2,904	—	4,051	(791)	2/7/2014	2001
Walgreens	Aibonito Pueblo	PR	5,695	1,855	5,566	—	7,421	(1,802)	3/5/2013	2012
Walgreens	Las Piedras	PR	5,293	1,726	5,179	—	6,905	(1,664)	4/3/2013	1995
Walgreens	Anderson	SC	—	835	3,342	—	4,177	(1,190)	2/8/2012	2006
Walgreens	Easley	SC	3,686	1,206	3,617	—	4,823	(1,253)	6/27/2012	2007
Walgreens	Fort Mill	SC	2,180	1,300	2,760	(232)	3,828	(844)	2/7/2014	2010
Walgreens	Greenville	SC	3,991	1,313	3,940	—	5,253	(1,364)	6/27/2012	2006
Walgreens	Lancaster	SC	2,841	1,941	3,526	—	5,467	(1,091)	2/7/2014	2009
Walgreens	Myrtle Beach	SC	—	—	2,077	—	2,077	(750)	12/29/2011	2001
Walgreens	N. Charleston	SC	3,379	1,320	3,081	—	4,401	(1,067)	6/27/2012	2007
Walgreens	Spartanburg	SC	—	894	3,575	—	4,469	(986)	5/19/2014	2004
Walgreens	Travelers Rest	SC	—	882	3,527	—	4,409	(972)	5/19/2014	2005
Walgreens	Spearfish	SD	—	1,116	4,158	—	5,274	(1,144)	2/7/2014	2008
Walgreens	Bartlett	TN	—	2,358	2,194	—	4,552	(593)	2/7/2014	2001
Walgreens	Cordova	TN	—	1,005	2,345	—	3,350	(783)	11/9/2012	2002
Walgreens	Memphis	TN	—	896	2,687	—	3,583	(903)	10/2/2012	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Walgreens	Murfreesboro	TN	—	454	1,817	—	2,271	(501)	5/19/2014	1999
Walgreens	Anthony	TX	—	644	4,369	—	5,013	(1,124)	2/7/2014	2008
Walgreens	Baytown	TX	2,364	953	4,298	—	5,251	(1,152)	2/7/2014	2009
Walgreens	Houston	TX	—	491	1,965	—	2,456	(632)	5/19/2014	1993
Walgreens	Portsmouth	VA	—	730	3,311	—	4,041	(1,006)	11/5/2013	1998
Walgreens	Appleton	WI	1,792	975	3,047	—	4,022	(838)	2/7/2014	2008
Walgreens	Appleton	WI	2,612	1,198	4,344	—	5,542	(1,202)	2/7/2014	2008
Walgreens	Beloit	WI	2,184	721	3,653	—	4,374	(1,017)	2/7/2014	2008
Walgreens	Janesville	WI	—	1,039	5,315	—	6,354	(1,453)	2/7/2014	2008
Walgreens	Janesville	WI	2,134	593	4,009	—	4,602	(1,090)	2/7/2014	2010
Walgreens	Huntington	WV	—	964	2,250	—	3,214	(751)	11/30/2012	2008
Wal-Mart	Pueblo	CO	8,249	2,586	12,512	—	15,098	(3,488)	2/7/2014	1998
Wal-Mart	Douglasville	GA	—	3,559	17,588	—	21,147	(4,559)	2/7/2014	1999
Wal-Mart	Valdosta	GA	—	3,909	9,447	—	13,356	(2,525)	2/7/2014	1998
Wal-Mart	Cary	NC	—	2,314	5,549	—	7,863	(1,462)	2/7/2014	2005
Wal-Mart	Albuquerque	NM	—	10,991	—	—	10,991	—	2/7/2014	2008
Wal-Mart	Las Vegas	NV	—	17,038	—	—	17,038	—	2/7/2014	2001
Wal-Mart	Lancaster	SC	—	2,714	11,677	—	14,391	(3,121)	2/7/2014	1999
Waste Connections	Weatherford	TX	—	102	3,386	(2,911)	577	(175)	6/12/2014	2011
WaWa	Gap	PA	—	561	5,054	—	5,615	(1,313)	2/7/2014	2004
WaWa	Portsmouth	VA	1,241	1,573	—	—	1,573	—	2/7/2014	2008
Weir Oil and Gas	Williston	ND	—	273	6,232	—	6,505	(1,242)	6/25/2014	2012
Wells Fargo	Bristol	PA	—	114	81	118	313	(31)	1/8/2014	1818
Wells Fargo	Lebanon	PA	—	80	435	89	604	(128)	1/8/2014	1995
Welspun Global Trade	Houston	TX	19,524	2,356	36,347	(19,687)	19,016	—	11/5/2013	2009
Wendy's	Anniston	AL	—	454	591	—	1,045	(175)	6/27/2013	1976
Wendy's	Auburn	AL	—	718	1,333	—	2,051	(374)	7/31/2013	2000
Wendy's	Birmingham	AL	—	562	990	—	1,552	(293)	6/27/2013	2005
Wendy's	Homewood	AL	—	995	—	—	995	—	6/27/2013	1995
Wendy's	Phenix City	AL	—	529	1,178	—	1,707	(349)	6/27/2013	1999
Wendy's	Batesville	AR	—	155	878	—	1,033	(246)	7/31/2013	1995
Wendy's	Benton	AR	—	478	1,018	—	1,496	(302)	6/27/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Bentonville	AR	—	648	708	—	1,356	(210)	6/27/2013	1993
Wendy's	Bryant	AR	—	529	575	—	1,104	(170)	6/27/2013	1995
Wendy's	Cabot	AR	—	524	707	—	1,231	(209)	6/27/2013	1991
Wendy's	Conway	AR	—	478	594	—	1,072	(176)	6/27/2013	1985
Wendy's	Conway	AR	—	482	833	—	1,315	(247)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	408	830	—	1,238	(246)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	463	463	—	926	(130)	7/31/2013	1989
Wendy's	Fort Smith	AR	—	195	1,186	(11)	1,370	(352)	6/27/2013	1995
Wendy's	Fort Smith	AR	—	63	1,016	—	1,079	(301)	6/27/2013	1995
Wendy's	Little Rock	AR	—	278	878	—	1,156	(260)	6/27/2013	1976
Wendy's	Little Rock	AR	—	990	623	—	1,613	(464)	6/27/2013	1982
Wendy's	Little Rock	AR	—	605	463	—	1,068	(137)	6/27/2013	1987
Wendy's	Little Rock	AR	—	501	500	—	1,001	(141)	7/31/2013	1983
Wendy's	Little Rock	AR	—	773	773	—	1,546	(217)	7/31/2013	1994
Wendy's	Little Rock	AR	—	532	650	—	1,182	(182)	7/31/2013	1978
Wendy's	Pine Bluff	AR	—	221	1,022	—	1,243	(303)	6/27/2013	1989
Wendy's	Rogers	AR	—	579	912	—	1,491	(270)	6/27/2013	1995
Wendy's	Russellville	AR	—	356	638	—	994	(189)	6/27/2013	1985
Wendy's	Springdale	AR	—	323	896	—	1,219	(265)	6/27/2013	1994
Wendy's	Springdale	AR	—	410	821	—	1,231	(243)	6/27/2013	1995
Wendy's	Stuttgart	AR	—	67	1,038	—	1,105	(308)	6/27/2013	2001
Wendy's	Van Buren	AR	—	197	748	—	945	(221)	6/27/2013	1994
Wendy's	Camarillo	CA	—	320	2,253	—	2,573	(661)	6/27/2013	1995
Wendy's	Groton	CT	—	1,099	900	—	1,999	(252)	7/31/2013	1978
Wendy's	Norwich	CT	—	703	937	—	1,640	(278)	6/27/2013	1980
Wendy's	Orange	CT	—	1,343	1,641	—	2,984	(461)	7/31/2013	1995
Wendy's	Indialantic	FL	—	592	614	—	1,206	(182)	6/27/2013	1985
Wendy's	Lake Wales	FL	—	975	1,462	—	2,437	(410)	7/31/2013	1999
Wendy's	Lynn Haven	FL	—	446	852	—	1,298	(252)	6/27/2013	1995
Wendy's	Melbourne	FL	—	550	680	—	1,230	(202)	6/27/2013	1993
Wendy's	Merritt Island	FL	—	720	589	—	1,309	(165)	7/31/2013	1990
Wendy's	New Smyrna Beach	FL	—	476	394	—	870	(117)	6/27/2013	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Ormond Beach	FL	—	626	561	—	1,187	(166)	6/27/2013	1994
Wendy's	Ormond Beach	FL	—	503	503	—	1,006	(141)	7/31/2013	1984
Wendy's	Panama City	FL	—	461	529	—	990	(157)	6/27/2013	1984
Wendy's	Panama City	FL	—	445	837	—	1,282	(248)	6/27/2013	1987
Wendy's	Port Orange	FL	—	695	569	—	1,264	(160)	7/31/2013	1996
Wendy's	South Daytona	FL	—	531	432	—	963	(128)	6/27/2013	1980
Wendy's	Tallahassee	FL	—	952	514	—	1,466	(152)	6/27/2013	1986
Wendy's	Tallahassee	FL	—	855	505	—	1,360	(149)	6/27/2013	1986
Wendy's	Titusville	FL	—	415	761	—	1,176	(225)	6/27/2013	1984
Wendy's	Titusville	FL	—	414	770	—	1,184	(216)	7/31/2013	1996
Wendy's	Albany	GA	—	414	1,656	—	2,070	(465)	7/31/2013	1995
Wendy's	Albany	GA	—	383	748	—	1,131	(199)	3/26/2014	1999
Wendy's	Marietta	GA	—	383	506	—	889	(150)	6/27/2013	1994
Wendy's	Brunswick	GA	—	306	435	—	741	(129)	6/27/2013	1985
Wendy's	Columbus	GA	—	701	1,787	—	2,488	(530)	6/27/2013	1999
Wendy's	Columbus	GA	—	743	1,184	—	1,927	(351)	6/27/2013	1988
Wendy's	Columbus	GA	—	478	2,209	—	2,687	(655)	6/27/2013	2003
Wendy's	Columbus	GA	—	223	1,380	—	1,603	(367)	3/26/2014	1982
Wendy's	Douglasville	GA	—	605	776	—	1,381	(230)	6/27/2013	1993
Wendy's	Eastman	GA	—	258	473	—	731	(140)	6/27/2013	1996
Wendy's	Fairburn	GA	—	1,076	1,316	—	2,392	(369)	7/31/2013	2002
Wendy's	Hogansville	GA	—	240	1,359	(1,081)	518	(4)	7/31/2013	1985
Wendy's	Lithia Springs	GA	—	668	774	—	1,442	(229)	6/27/2013	1988
Wendy's	Morrow	GA	—	755	922	—	1,677	(259)	7/31/2013	1990
Wendy's	Savannah	GA	—	720	720	—	1,440	(202)	7/31/2013	2001
Wendy's	Sharpsburg	GA	—	649	1,299	—	1,948	(385)	6/27/2013	2002
Wendy's	Bourbonnais	IL	—	346	1,039	—	1,385	(292)	7/31/2013	1993
Wendy's	Joliet	IL	—	642	963	—	1,605	(270)	7/31/2013	1977
Wendy's	Kankakee	IL	—	250	1,419	—	1,669	(398)	7/31/2013	2005
Wendy's	Mokena	IL	—	665	997	—	1,662	(280)	7/31/2013	1992
Wendy's	Normal	IL	—	443	991	—	1,434	(263)	3/26/2014	1985
Wendy's	Anderson	IN	—	872	736	—	1,608	(218)	6/27/2013	1978

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Anderson	IN	—	859	707	—	1,566	(210)	6/27/2013	1978
Wendy's	Anderson	IN	—	505	757	—	1,262	(212)	7/31/2013	1995
Wendy's	Anderson	IN	—	584	713	—	1,297	(200)	7/31/2013	1976
Wendy's	Avon	IN	—	538	407	—	945	(160)	2/7/2014	1990
Wendy's	Avon	IN	—	638	330	—	968	(175)	2/7/2014	1999
Wendy's	Carmel	IN	—	736	211	—	947	(90)	2/7/2014	1980
Wendy's	Carmel	IN	—	915	178	—	1,093	(112)	2/7/2014	2001
Wendy's	Connersville	IN	—	324	1,298	—	1,622	(364)	7/31/2013	1989
Wendy's	Fishers	IN	—	855	147	—	1,002	(94)	2/7/2014	1999
Wendy's	Fishers	IN	—	761	229	—	990	(119)	2/7/2014	2012
Wendy's	Greenfield	IN	—	429	214	—	643	(93)	2/7/2014	1980
Wendy's	Indianapolis	IN	—	751	212	—	963	(114)	2/7/2014	1993
Wendy's	Lebanon	IN	—	1,265	108	—	1,373	(84)	2/7/2014	1979
Wendy's	Noblesville	IN	—	590	42	—	632	(24)	2/7/2014	1988
Wendy's	Pendleton	IN	—	448	894	—	1,342	(265)	6/27/2013	2005
Wendy's	Richmond	IN	—	735	1,716	—	2,451	(481)	7/31/2013	1989
Wendy's	Richmond	IN	—	661	992	—	1,653	(278)	7/31/2013	1989
Wendy's	Benton	KY	—	252	926	—	1,178	(246)	3/26/2014	2001
Wendy's	Louisville	KY	—	834	1,379	—	2,213	(409)	6/27/2013	2001
Wendy's	Louisville	KY	—	532	1,221	—	1,753	(362)	6/27/2013	1998
Wendy's	Louisville	KY	—	857	1,420	—	2,277	(421)	6/27/2013	2000
Wendy's	Mayfield	KY	—	242	779	—	1,021	(207)	3/26/2014	1986
Wendy's	Minden	LA	—	182	936	—	1,118	(277)	6/27/2013	2001
Wendy's	Worcester	MA	—	370	1,288	—	1,658	(378)	6/27/2013	1995
Wendy's	Baltimore	MD	—	760	802	—	1,562	(238)	6/27/2013	1995
Wendy's	Baltimore	MD	—	904	1,035	—	1,939	(307)	6/27/2013	2002
Wendy's	District Heights	MD	—	332	275	—	607	(81)	6/27/2013	1979
Wendy's	Landover	MD	—	340	267	—	607	(79)	6/27/2013	1978
Wendy's	Pasadena	MD	—	1,049	1,902	—	2,951	(564)	6/27/2013	1997
Wendy's	Salisbury	MD	—	370	1,299	—	1,669	(381)	6/27/2013	1995
Wendy's	Madison Heights	MI	—	198	725	(477)	446	(35)	6/27/2013	1998
Wendy's	Picayune	MS	—	437	1,032	—	1,469	(274)	3/26/2014	1983

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Kinston	NC	—	491	1,159	—	1,650	(302)	5/1/2014	2004
Wendy's	Bellevue	NE	—	338	484	—	822	(143)	6/27/2013	1981
Wendy's	Millville	NJ	—	373	1,169	—	1,542	(346)	6/27/2013	1994
Wendy's	Henderson	NV	—	933	842	—	1,775	(266)	2/7/2014	1997
Wendy's	Henderson	NV	—	882	457	—	1,339	(144)	2/7/2014	1999
Wendy's	Henderson	NV	—	785	507	—	1,292	(173)	2/7/2014	2000
Wendy's	Las Vegas	NV	—	398	589	—	987	(162)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	919	562	—	1,481	(185)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	789	583	—	1,372	(164)	2/7/2014	1984
Wendy's	Las Vegas	NV	—	725	458	—	1,183	(149)	2/7/2014	1986
Wendy's	Las Vegas	NV	—	915	724	—	1,639	(222)	2/7/2014	1991
Wendy's	Las Vegas	NV	—	633	392	—	1,025	(113)	2/7/2014	1994
Wendy's	Auburn	NY	—	465	1,085	—	1,550	(304)	7/31/2013	1977
Wendy's	Binghamton	NY	—	293	879	—	1,172	(247)	7/31/2013	1978
Wendy's	Corning	NY	—	191	1,717	—	1,908	(482)	7/31/2013	1996
Wendy's	Cortland	NY	—	635	952	—	1,587	(267)	7/31/2013	1984
Wendy's	Endicott	NY	—	313	1,253	—	1,566	(352)	7/31/2013	1987
Wendy's	Fulton	NY	—	392	1,181	—	1,573	(314)	3/26/2014	1980
Wendy's	Horseheads	NY	—	72	1,369	—	1,441	(384)	7/31/2013	1982
Wendy's	Liverpool	NY	—	530	864	—	1,394	(104)	3/26/2014	1980
Wendy's	Oswego	NY	—	190	645	—	835	(171)	3/26/2014	1986
Wendy's	Owego	NY	—	101	1,915	—	2,016	(537)	7/31/2013	1989
Wendy's	Vestal	NY	—	488	878	—	1,366	(105)	3/26/2014	1995
Wendy's	Belpre	OH	—	297	1,194	—	1,491	(317)	3/26/2014	2000
Wendy's	Bowling Green	OH	—	502	932	(926)	508	(54)	7/31/2013	1994
Wendy's	Brookville	OH	—	448	1,072	—	1,520	(285)	3/26/2014	1984
Wendy's	Buckeye Lake	OH	—	864	877	—	1,741	(260)	6/27/2013	2000
Wendy's	Centerville	OH	—	615	1,434	—	2,049	(402)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Cincinnati	OH	—	939	1,408	—	2,347	(395)	7/31/2013	1980
Wendy's	Dayton	OH	—	723	1,343	—	2,066	(377)	7/31/2013	1977
Wendy's	Dayton	OH	—	304	1,264	—	1,568	(335)	3/26/2014	1974
Wendy's	Dayton	OH	—	288	813	—	1,101	(216)	3/26/2014	1985
Wendy's	Dayton	OH	—	342	848	—	1,190	(225)	3/26/2014	1973
Wendy's	Dayton	OH	—	274	1,029	—	1,303	(283)	3/26/2014	2004
Wendy's	Dayton	OH	—	286	869	—	1,155	(231)	3/26/2014	1977
Wendy's	Dayton	OH	—	259	838	—	1,097	(223)	3/26/2014	1985
Wendy's	Eaton	OH	—	207	1,084	—	1,291	(130)	3/26/2014	1993
Wendy's	Englewood	OH	—	261	924	—	1,185	(245)	3/26/2014	1976
Wendy's	Fairborn	OH	—	629	1,468	—	2,097	(412)	7/31/2013	1999
Wendy's	Fairborn	OH	—	604	1,408	—	2,012	(395)	7/31/2013	1992
Wendy's	Fairborn	OH	—	271	828	—	1,099	(220)	3/26/2014	1975
Wendy's	Fairfield	OH	—	794	970	—	1,764	(272)	7/31/2013	1981
Wendy's	Hamilton	OH	—	655	1,848	—	2,503	(547)	6/27/2013	2001
Wendy's	Hamilton	OH	—	697	1,295	—	1,992	(363)	7/31/2013	1974
Wendy's	Hamilton	OH	—	908	1,362	—	2,270	(382)	7/31/2013	2002
Wendy's	Hillsboro	OH	—	291	1,408	—	1,699	(417)	6/27/2013	1985
Wendy's	Lancaster	OH	—	552	1,025	—	1,577	(288)	7/31/2013	1984
Wendy's	Miamisburg	OH	—	888	1,086	—	1,974	(305)	7/31/2013	1995
Wendy's	Middletown	OH	—	755	1,133	—	1,888	(318)	7/31/2013	1995
Wendy's	Middletown	OH	—	752	920	—	1,672	(258)	7/31/2013	1995
Wendy's	Middletown	OH	—	494	1,481	—	1,975	(416)	7/31/2013	1977
Wendy's	Saint Bernard	OH	—	432	1,009	—	1,441	(283)	7/31/2013	1985
Wendy's	Springboro	OH	—	891	1,336	—	2,227	(375)	7/31/2013	1982
Wendy's	Swanton	OH	—	430	1,233	—	1,663	(362)	6/27/2013	1995
Wendy's	Sylvania	OH	—	300	799	—	1,099	(234)	6/27/2013	1995
Wendy's	West Carrollton	OH	—	708	865	—	1,573	(243)	7/31/2013	1979
Wendy's	West Chester	OH	—	944	772	—	1,716	(217)	7/31/2013	1982
Wendy's	West Chester	OH	—	616	924	—	1,540	(259)	7/31/2013	2005
Wendy's	Whitehall	OH	—	716	863	—	1,579	(256)	6/27/2013	1983
Wendy's	Wintersville	OH	—	621	1,449	—	2,070	(407)	7/31/2013	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Edmond	OK	—	791	697	—	1,488	(185)	3/27/2014	1979
Wendy's	Enid	OK	—	158	893	—	1,051	(251)	7/31/2013	2003
Wendy's	Ponca City	OK	—	529	983	—	1,512	(276)	7/31/2013	1979
Wendy's	Sayre	PA	—	372	1,115	—	1,487	(313)	7/31/2013	1994
Wendy's	Anderson	SC	—	734	897	(1,168)	463	(11)	7/31/2013	1995
Wendy's	Columbia	SC	—	1,368	—	—	1,368	(37)	6/27/2013	1995
Wendy's	Greenville	SC	—	516	631	—	1,147	(177)	7/31/2013	1975
Wendy's	N. Myrtle Beach	SC	—	464	861	—	1,325	(242)	7/31/2013	1983
Wendy's	Spartanburg	SC	—	699	572	(818)	453	(4)	7/31/2013	1977
Wendy's	Brentwood	TN	—	339	1,356	—	1,695	(380)	7/31/2013	1982
Wendy's	Crossville	TN	—	190	760	—	950	(213)	7/31/2013	1978
Wendy's	Knoxville	TN	—	330	1,161	—	1,491	(341)	6/27/2013	1995
Wendy's	Knoxville	TN	—	330	1,132	—	1,462	(332)	6/27/2013	1995
Wendy's	Manchester	TN	—	245	1,390	—	1,635	(390)	7/31/2013	1984
Wendy's	Mcminnville	TN	—	255	1,443	—	1,698	(405)	7/31/2013	2010
Wendy's	Millington	TN	—	380	1,208	—	1,588	(354)	6/27/2013	1995
Wendy's	Murfreesboro	TN	—	586	1,088	—	1,674	(305)	7/31/2013	1983
Wendy's	Nashville	TN	—	592	1,100	—	1,692	(309)	7/31/2013	1983
Wendy's	Nashville	TN	—	328	1,313	—	1,641	(368)	7/31/2013	1983
Wendy's	Arlington	TX	—	1,322	1,546	—	2,868	(458)	6/27/2013	1994
Wendy's	Corpus Christi	TX	—	646	1,198	—	1,844	(336)	7/31/2013	1987
Wendy's	El Paso	TX	—	630	1,889	—	2,519	(530)	7/31/2013	1996
Wendy's	Kingwood	TX	—	304	1,724	(944)	1,084	(120)	7/31/2013	2001
Wendy's	San Antonio	TX	—	268	630	—	898	(187)	6/27/2013	1985
Wendy's	San Antonio	TX	—	410	451	—	861	(134)	6/27/2013	1987
Wendy's	San Antonio	TX	—	707	603	—	1,310	(159)	2/7/2014	1990
Wendy's	San Antonio	TX	—	633	1,388	—	2,021	(337)	2/7/2014	1992
Wendy's	San Antonio	TX	—	1,007	546	—	1,553	(148)	2/7/2014	1995
Wendy's	San Antonio	TX	—	703	45	—	748	(24)	2/7/2014	2000
Wendy's	San Antonio	TX	—	788	45	—	833	(24)	2/7/2014	2003
Wendy's	San Marcos	TX	—	714	1,024	—	1,738	(262)	2/7/2014	2002
Wendy's	Schertz	TX	—	793	109	—	902	(34)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Selma	TX	—	841	117	—	958	(31)	2/7/2014	2003
Wendy's	Bluefield	VA	—	450	1,927	—	2,377	(565)	6/27/2013	1995
Wendy's	Christiansburg	VA	—	416	624	—	1,040	(175)	7/31/2013	1980
Wendy's	Dublin	VA	—	384	1,401	—	1,785	(416)	6/27/2013	1993
Wendy's	Emporia	VA	—	631	1,424	—	2,055	(422)	6/27/2013	1994
Wendy's	Hayes	VA	—	304	859	—	1,163	(255)	6/27/2013	1992
Wendy's	Hillsville	VA	—	324	973	—	1,297	(273)	7/31/2013	2001
Wendy's	Lebanon	VA	—	431	1,006	—	1,437	(282)	7/31/2013	1983
Wendy's	Mechanicsville	VA	—	521	704	—	1,225	(209)	6/27/2013	1989
Wendy's	Pounding Mill	VA	—	296	1,404	—	1,700	(416)	6/27/2013	2004
Wendy's	Woodbridge	VA	—	1,193	1,598	—	2,791	(473)	6/27/2013	1996
Wendy's	Woodbridge	VA	—	521	615	—	1,136	(182)	6/27/2013	1978
Wendy's	Wytheville	VA	—	598	897	—	1,495	(252)	7/31/2013	2003
Wendy's	Bellingham	WA	—	502	477	—	979	(132)	2/7/2014	1994
Wendy's	Bothell	WA	—	687	292	—	979	(63)	2/7/2014	2004
Wendy's	Burlington	WA	—	425	806	—	1,231	(239)	6/27/2013	1994
Wendy's	Port Angeles	WA	—	422	502	—	924	(236)	2/7/2014	1980
Wendy's	Redmond	WA	—	969	123	—	1,092	(22)	2/7/2014	1977
Wendy's	Silverdale	WA	—	808	201	—	1,009	(154)	2/7/2014	1995
Wendy's	Beloit	WI	—	1,138	931	—	2,069	(261)	7/31/2013	2002
Wendy's	Fitchburg	WI	—	662	1,230	—	1,892	(345)	7/31/2013	2003
Wendy's	Germantown	WI	—	419	1,257	—	1,676	(353)	7/31/2013	1989
Wendy's	Greenfield	WI	—	487	1,137	—	1,624	(319)	7/31/2013	2001
Wendy's	Janesville	WI	—	647	971	—	1,618	(272)	7/31/2013	1991
Wendy's	Kenosha	WI	—	322	1,290	—	1,612	(362)	7/31/2013	1984
Wendy's	Kenosha	WI	—	965	1,447	—	2,412	(406)	7/31/2013	1986
Wendy's	Madison	WI	—	454	1,362	—	1,816	(382)	7/31/2013	1998
Wendy's	Milwaukee	WI	—	810	810	—	1,620	(227)	7/31/2013	1979
Wendy's	Milwaukee	WI	—	338	1,351	—	1,689	(379)	7/31/2013	1985
Wendy's	Milwaukee	WI	—	436	1,015	—	1,451	(285)	7/31/2013	1983
Wendy's	New Berlin	WI	—	903	739	—	1,642	(207)	7/31/2013	1983
Wendy's	Oak Creek	WI	—	577	1,347	—	1,924	(378)	7/31/2013	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2018 (3) (4)
Property	City	State	Encumbrances at December 31, 2018	Land	Buildings, Fixtures and Improvements			Accumulated Depreciation (3) (5)	Date Acquired	Date of Construction
Wendy's	Sheboygan	WI	—	676	1,014	—	1,690	(284)	7/31/2013	1995
Wendy's	West Allis	WI	—	583	1,083	—	1,666	(304)	7/31/2013	1984
Wendy's	Beaver	WV	—	290	1,156	—	1,446	(339)	6/27/2013	1995
Wendy's	Bridgeport	WV	—	273	818	—	1,091	(230)	7/31/2013	1984
Wendy's	Buckhannon	WV	—	157	890	—	1,047	(250)	7/31/2013	1987
Wendy's	Clarksburg	WV	—	277	1,181	—	1,458	(314)	3/26/2014	1980
Wendy's	Fairmont	WV	—	224	1,119	—	1,343	(332)	6/27/2013	1983
Wendy's	Parkersburg	WV	—	295	885	—	1,180	(248)	7/31/2013	1979
Wendy's	Parkersburg	WV	—	311	1,243	—	1,554	(349)	7/31/2013	1977
Wendy's	Parkersburg	WV	—	241	964	—	1,205	(271)	7/31/2013	1996
Wendy's	Ripley	WV	—	273	871	—	1,144	(258)	6/27/2013	1984
Wendy's	Saint Marys	WV	—	70	1,322	—	1,392	(371)	7/31/2013	2001
Wendy's	Vienna	WV	—	301	702	—	1,003	(197)	7/31/2013	1976
West Marine	Anchorage	AK	—	1,220	2,531	—	3,751	(644)	3/31/2014	1995
West Marine	Fort Lauderdale	FL	—	4,337	9,052	—	13,389	(2,099)	2/7/2014	2011
West Marine	Harrison Township	MI	—	452	2,092	—	2,544	(676)	2/7/2014	2009
West Marine	Deltaville	VA	—	425	2,409	—	2,834	(776)	7/31/2012	2012
Whataburger	Edna	TX	—	290	869	—	1,159	(244)	7/31/2013	1986
Whataburger	El Campo	TX	—	693	1,013	—	1,706	(300)	6/27/2013	1986
Whataburger	Ingleside	TX	—	1,106	474	—	1,580	(133)	7/31/2013	1986
Whataburger	Lubbock	TX	—	432	647	—	1,079	(182)	7/31/2013	1992
Whole Foods	Hinsdale	IL	5,709	5,499	7,388	—	12,887	(2,086)	2/7/2014	1999
Wild Bill's Sports Salon	Rochester	MN	—	1,347	1,102	—	2,449	(344)	7/31/2013	1993
Willbros Group, Inc.	Tulsa	OK	—	2,239	6,375	—	8,614	(1,200)	6/25/2014	1982
Williams Sonoma	Olive Branch	MS	—	2,330	44,266	—	46,596	(15,753)	8/10/2012	2001
Winn-Dixie	Jacksonville	FL	63,240	4,360	82,834	—	87,194	(21,852)	4/24/2013	2000
Worrior Energy Services	Midland	TX	—	508	815	—	1,323	(187)	6/25/2014	2012
Other	N/A	N/A	—	—	13,345	25	13,370	(3,642)	N/A	N/A
			$1,917,132	$2,884,968	$10,791,126	$(83,654)	$13,592,440	$(2,622,879)
_______________________________________________

(1)	Initial costs exclude subsequent impairment charges.

(2)	Consists of capital expenditures and real estate development costs, net of condemnations, easements and impairment charges.

(3)	Gross intangible lease assets of $2.01 billion and the associated accumulated amortization of $813.9 million are not reflected in the table above.

(4)	The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2018 was $15.4 billion.

(5)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, five to 15 years for building fixtures and improvements.

The following is a reconciliation of the gross real estate activity for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$13,577,700	$13,539,921	$14,566,343
Additions:
Acquisitions	437,227	634,080	91,052
Improvements	31,898	28,503	25,781
Deductions/Other:
Dispositions	(368,808)	(505,403)	(878,552)
Impairments	(84,278)	(82,292)	(228,750)
Reclassified to assets held for sale	(2,997)	(52,376)	(36,722)
Other	1,698	15,267	769
Balance, end of year	$13,592,440	$13,577,700	$13,539,921

The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$2,217,108	$1,766,006	$1,331,751
Additions:
Depreciation expense	497,511	548,901	586,321
Deductions/Other:
Dispositions	(57,346)	(34,086)	(77,987)
Impairments	(32,147)	(50,828)	(69,040)
Reclassified to assets held for sale	(400)	(12,885)	(5,039)
Other	(1,847)	—	—
Balance, end of year	$2,622,879	$2,217,108	$1,766,006

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2018 (in thousands)

Schedule IV – Mortgage Loans on Real Estate

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Long-Term Mortgage Loans
CVS Caremark Corporation	Evansville, IN	6.22%	1/15/2033	P&I	N/A	$2,465	$2,505	—
CVS Caremark Corporation	Greensboro, GA	6.52%	1/15/2030	P&I	N/A	899	920	—
CVS Caremark Corporation	Shelby Twp., MI	5.98%	1/15/2031	P&I	N/A	1,828	1,841	—
Walgreen Co.	Dallas, TX	6.46%	12/15/2029	P&I	N/A	2,254	2,297	—
Walgreen Co.	Nacogdoches, TX	6.80%	9/15/2030	P&I	N/A	2,501	2,601	—
						$9,947	$10,164	$—
___________________________________

(1)
During the year ended December 31, 2018, the Company decided to sell its mortgage notes receivable and classified them as held for sale. The valuation allowance related to the remaining five mortgage notes as of December 31, 2018 was $0.7 million.

	Years Ended December 31,
	2018	2017	2016
Beginning Balance	$20,294	$22,764	$24,238
Deductions during the year:
Early payoff of loan investment	—	(1,502)	—
Sale of loan investments	(8,256)	—	—
Principal payments received on loan investments	(897)	(904)	(1,339)
Amortization of unearned discounts and premiums	15	(64)	(135)
Valuation allowance	(992)	—	—
Ending Balance	$10,164	$20,294	$22,764