Form 10-Q
period 2019-03-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2019-05-08
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file numbers: 001-35263 and 333-197780

VEREIT, Inc.
VEREIT Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

Maryland (VEREIT, Inc.)	45-2482685
Delaware (VEREIT Operating Partnership, L.P.)	45-1255683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2325 E. Camelback Road, 9th Floor, Phoenix, AZ	85016
(Address of principal executive offices)	(Zip Code)

(800) 606-3610
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). VEREIT, Inc. Yes ☒ No ☐ VEREIT Operating Partnership, L.P. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $0.01 par value per share (VEREIT, Inc.)	VER	New York Stock Exchange
6.70% Series F Cumulative Redeemable Preferred Stock, $0.01 par value per share (VEREIT, Inc.)	VER PF	New York Stock Exchange
There were 973,307,068 shares of common stock of VEREIT, Inc. outstanding as of May 3, 2019.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2019 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended March 31, 2019

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,824,666	$2,843,212
Buildings, fixtures and improvements	10,741,995	10,749,228
Intangible lease assets	2,003,825	2,012,399
Total real estate investments, at cost	15,570,486	15,604,839
Less: accumulated depreciation and amortization	3,544,252	3,436,772
Total real estate investments, net	12,026,234	12,168,067
Operating lease right-of-use assets	224,859	—
Investment in unconsolidated entities	35,790	35,289
Cash and cash equivalents	12,788	30,758
Restricted cash	18,517	22,905
Rent and tenant receivables and other assets, net	361,641	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	36,022	2,609
Total assets	$14,053,624	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,918,826	$1,922,657
Corporate bonds, net	2,619,956	3,368,609
Convertible debt, net	395,823	394,883
Credit facility, net	1,089,725	401,773
Below-market lease liabilities, net	166,708	173,479
Accounts payable and accrued expenses	141,126	145,611
Deferred rent and other liabilities	70,220	69,714
Distributions payable	190,246	186,623
Operating lease liabilities	228,120	—
Total liabilities	6,820,750	6,663,349
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,871,246 and 42,834,138 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	429	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 971,576,377 and 967,515,165 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	9,716	9,675
Additional paid-in-capital	12,645,148	12,615,472
Accumulated other comprehensive loss	(12,202)	(1,280)
Accumulated deficit	(5,550,574)	(5,467,236)
Total stockholders’ equity	7,092,517	7,157,059
Non-controlling interests	140,357	143,085
Total equity	7,232,874	7,300,144
Total liabilities and equity	$14,053,624	$13,963,493

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Rental revenue	$316,843	$315,074
Operating expenses:
Acquisition-related	985	777
Insurance recoveries, net of litigation and non-routine costs	(21,492)	21,740
Property operating	32,378	30,565
General and administrative	14,846	15,240
Depreciation and amortization	136,555	166,152
Impairments	11,988	6,036
Restructuring	9,076	—
Total operating expenses	184,336	240,510
Other (expenses) income:
Interest expense	(71,254)	(70,425)
Other (loss) income, net	(402)	7,709
Equity in income and gain on disposition of unconsolidated entities	500	1,065
Gain on disposition of real estate and real estate assets held for sale, net	10,831	17,335
Total other expenses, net	(60,325)	(44,316)
Income before taxes	72,182	30,248
Provision for income taxes	(1,211)	(1,212)
Income from continuing operations	70,971	29,036
Income from discontinued operations, net of income taxes	—	3,501
Net income	70,971	32,537
Net income attributable to non-controlling interests (1)	(1,667)	(742)
Net income attributable to the General Partner	$69,304	$31,795

Basic and diluted net income per share from continuing operations attributable to common stockholders	$0.05	$0.01
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$0.00
Basic and diluted net income per share attributable to common stockholders	$0.05	$0.01
_______________________________________________

(1)	Represents income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$70,971	$32,537
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(11,286)	—
Reclassification of previous unrealized loss on interest rate derivatives into net income	97	105
Unrealized loss on investment securities, net	—	(837)
Total other comprehensive loss	(11,189)	(732)

Total comprehensive income	59,782	31,805
Comprehensive income attributable to non-controlling interests (1)	(1,400)	(725)
Total comprehensive income attributable to the General Partner	$58,382	$31,080
_______________________________________________

(1)	Represents comprehensive income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	3,309,808	33	27,511	—	—	27,544	—	27,544
Conversion of OP Units to Common Stock	—	—	—	—	(26)	—	—	(26)	26	—
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	1	—	—	922	—	—	923	(923)	—
Repurchases of Common Stock to settle tax obligation	—	—	(199,083)	(2)	(1,593)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	950,487	10	2,862	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,480)	(133,480)	—	(133,480)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,222)	(1,222)	—	(1,222)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,940)	(17,940)	(33)	(17,973)
Net income	—	—	—	—	—	—	69,304	69,304	1,667	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(10,922)	(267)	(11,189)
Balance, March 31, 2019	42,871,246	$429	971,576,377	$9,716	$12,645,148	$(12,202)	$(5,550,574)	$7,092,517	$140,357	$7,232,874

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Repurchases of Common Stock under share repurchase programs	—	—	(6,399,666)	(64)	(44,521)	—	—	(44,585)	—	(44,585)
Repurchases of Common Stock to settle tax obligation	—	—	(230,436)	(2)	(1,658)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	576,005	5	2,927	—	—	2,932	—	2,932
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,104)	(133,104)	—	(133,104)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(522)	(522)	—	(522)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	31,795	31,795	742	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(715)	(17)	(732)
Balance, March 31, 2018	42,834,138	$428	968,154,486	$9,681	$12,611,006	$(4,284)	$(4,896,349)	$7,720,482	$156,023	$7,876,505

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$70,971	$32,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,394	172,458
Gain on real estate assets, net	(10,831)	(18,036)
Impairments	11,988	6,036
Equity-based compensation	2,872	2,927
Equity in income of unconsolidated entities and gain on joint venture	(500)	(364)
Distributions from unconsolidated entities	—	936
Loss (Gain) on investments	470	(5,638)
Loss (Gain) on derivative instruments	34	(273)
Non-cash restructuring expense	4,018	—
Changes in assets and liabilities:
Investment in direct financing leases	409	538
Rent and tenant receivables, operating lease right-of-use and other assets, net	(7,160)	(23,344)
Assets held for sale classified as discontinued operations	—	(2,490)
Accounts payable and accrued expenses	(2,415)	(7,653)
Deferred rent, operating lease and other liabilities	(15,216)	6,158
Due to affiliates	—	(66)
Liabilities related to discontinued operations	—	(13,861)
Net cash provided by operating activities	194,034	149,865
Cash flows from investing activities:
Investments in real estate assets	(81,065)	(139,882)
Capital expenditures and leasing costs	(7,498)	(4,993)
Real estate developments	(3,232)	(1,899)
Principal repayments received on investment securities and mortgage notes receivable	62	4,615
Return of investment from unconsolidated entities	—	386
Proceeds from disposition of real estate and joint venture	60,496	122,526
Proceeds from disposition of discontinued operations	—	123,925
Investment in leasehold improvements and other assets	(177)	(85)
Deposits for real estate assets	(900)	(4,000)
Proceeds from sale of investments and other assets	8,199	1,351
Uses and refunds of deposits for real estate assets	1,240	5,120
Proceeds from the settlement of property-related insurance claims	32	269
Line of credit advances to Cole REITs	—	(2,200)
Line of credit repayments from Cole REITs	—	3,800
Net cash (used in) provided by investing activities	(22,843)	108,933
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	89
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(2,426)	(2,676)
Proceeds from credit facility	899,000	380,000
Payments on credit facility	(207,000)	(445,000)
Payments on corporate bonds, including extinguishment costs	(750,000)	—
Payments of deferred financing costs	(172)	—
Repurchases of Common Stock under the Share Repurchase Programs	—	(44,585)
Repurchases of Common Stock to settle tax obligations	(1,595)	(1,659)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	20,894	—
Contributions from non-controlling interest holders	64	—
Distributions paid	(152,314)	(152,519)
Net cash used in financing activities	(193,549)	(266,350)
Net change in cash and cash equivalents and restricted cash	(22,358)	(7,552)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents and restricted cash, beginning of period	$53,663	$64,036
Less: cash and cash equivalents of discontinued operations	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838

Cash and cash equivalents and restricted cash from continuing operations, end of period	$31,305	$56,484
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176
Restricted cash at beginning of period	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838

Cash and cash equivalents at end of period	12,788	28,435
Restricted cash at end of period	18,517	28,049
Cash and cash equivalents and restricted cash at end of period	$31,305	$56,484

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,824,666	$2,843,212
Buildings, fixtures and improvements	10,741,995	10,749,228
Intangible lease assets	2,003,825	2,012,399
Total real estate investments, at cost	15,570,486	15,604,839
Less: accumulated depreciation and amortization	3,544,252	3,436,772
Total real estate investments, net	12,026,234	12,168,067
Operating lease right-of-use assets	224,859	—
Investment in unconsolidated entities	35,790	35,289
Cash and cash equivalents	12,788	30,758
Restricted cash	18,517	22,905
Rent and tenant receivables and other assets, net	361,641	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	36,022	2,609
Total assets	$14,053,624	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,918,826	$1,922,657
Corporate bonds, net	2,619,956	3,368,609
Convertible debt, net	395,823	394,883
Credit facility, net	1,089,725	401,773
Below-market lease liabilities, net	166,708	173,479
Accounts payable and accrued expenses	141,126	145,611
Deferred rent and other liabilities	70,220	69,714
Distributions payable	190,246	186,623
Operating lease liabilities	228,120	—
Total liabilities	6,820,750	6,663,349
Commitments and contingencies (Note 10)
General Partner's preferred equity, 42,871,246 and 42,834,138 General Partner Series F Preferred Units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	693,308	710,325
General Partner's common equity, 971,576,377 and 967,515,165 General Partner OP Units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6,399,209	6,446,734
Limited Partner's preferred equity, 49,766 and 86,874 Limited Partner Series F Preferred Units issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,927	2,883
Limited Partner's common equity, 23,715,908 Limited Partner OP Units issued and outstanding as of each of March 31, 2019 and December 31, 2018	137,123	138,931
Total partners’ equity	7,231,567	7,298,873
Non-controlling interests	1,307	1,271
Total equity	7,232,874	7,300,144
Total liabilities and equity	$14,053,624	$13,963,493

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Rental revenue	$316,843	$315,074
Operating expenses:
Acquisition-related	985	777
Insurance recoveries, net of litigation and non-routine costs	(21,492)	21,740
Property operating	32,378	30,565
General and administrative	14,846	15,240
Depreciation and amortization	136,555	166,152
Impairments	11,988	6,036
Restructuring	9,076	—
Total operating expenses	184,336	240,510
Other (expenses) income:
Interest expense	(71,254)	(70,425)
Other (loss) income, net	(402)	7,709
Equity in income and gain on disposition of unconsolidated entities	500	1,065
Gain on disposition of real estate and real estate assets held for sale, net	10,831	17,335
Total other expenses, net	(60,325)	(44,316)
Income before taxes	72,182	30,248
Provision for income taxes	(1,211)	(1,212)
Income from continuing operations	70,971	29,036
Income from discontinued operations, net of income taxes	—	3,501
Net income	70,971	32,537
Net loss attributable to non-controlling interests (1)	28	40
Net income attributable to the OP	$70,999	$32,577

Basic and diluted net income per unit from continuing operations attributable to common unitholders	$0.05	$0.01
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$0.00
Basic and diluted net income per unit attributable to common unitholders	$0.05	$0.01

_______________________________________________

(1)	Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$70,971	$32,537
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(11,286)	—
Reclassification of previous unrealized loss on interest rate derivatives into net income	97	105
Unrealized loss on investment securities, net	—	(837)
Total other comprehensive loss	(11,189)	(732)

Total comprehensive income	59,782	31,805
Comprehensive loss attributable to non-controlling interests (1)	28	40
Total comprehensive income attributable to the OP	$59,810	$31,845
_______________________________________________

(1)	Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2019	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	3,309,808	27,544	—	—	27,544	—	27,544
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	—	(26)	—	26	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—	—	—	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(199,083)	(1,595)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	—	—	950,487	2,872	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	64	64
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,480)	—	(3,262)	(136,742)	—	(136,742)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Distributions to Series F Preferred Units	—	(17,940)	—	(33)	—	—	—	—	(17,973)	—	(17,973)
Net income	—	—	—	—	—	69,304	—	1,695	70,999	(28)	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(267)	(11,189)	—	(11,189)
Balance, March 31, 2019	42,871,246	$693,308	49,766	$1,927	971,576,377	$6,399,209	23,715,908	$137,123	$7,231,567	$1,307	$7,232,874

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2018	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Repurchases of common OP Units under the 2017 Share Repurchase Program	—	—	—	—	(6,399,666)	(44,585)	—	—	(44,585)	—	(44,585)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(230,436)	(1,660)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	—	—	576,005	2,932	—	—	2,932	—	2,932
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,104)	—	(3,264)	(136,368)	—	(136,368)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(522)	—	—	(522)	—	(522)
Distributions to Series F Preferred Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	31,795	—	782	32,577	(40)	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(17)	(732)	—	(732)
Balance, March 31, 2018	42,834,138	$764,136	86,874	$2,991	968,154,486	$6,956,346	23,748,347	$151,767	$7,875,240	$1,265	$7,876,505

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$70,971	$32,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,394	172,458
Gain on real estate assets, net	(10,831)	(18,036)
Impairments	11,988	6,036
Equity based compensation	2,872	2,927
Equity in income of unconsolidated entities	(500)	(364)
Distributions from unconsolidated entities	—	936
Loss (Gain) on investments	470	(5,638)
Loss (Gain) on derivative instruments	34	(273)
Non-cash restructuring expense	4,018	—
Changes in assets and liabilities:
Investment in direct financing leases	409	538
Rent and tenant receivables, operating lease right-of-use and other assets, net	(7,160)	(23,344)
Assets held for sale classified as discontinued operations	—	(2,490)
Accounts payable and accrued expenses	(2,415)	(7,653)
Deferred rent, operating lease and other liabilities	(15,216)	6,158
Due to affiliates	—	(66)
Liabilities related to discontinued operations	—	(13,861)
Net cash provided by operating activities	194,034	149,865
Cash flows from investing activities:
Investments in real estate assets	(81,065)	(139,882)
Capital expenditures and leasing costs	(7,498)	(4,993)
Real estate developments	(3,232)	(1,899)
Principal repayments received on investment securities and mortgage notes receivable	62	4,615
Return of investment from unconsolidated entities	—	386
Proceeds from disposition of real estate and joint venture	60,496	122,526
Proceeds from disposition of discontinued operations	—	123,925
Investment in leasehold improvements and other assets	(177)	(85)
Deposits for real estate assets	(900)	(4,000)
Proceeds from sale of investments and other assets	8,199	1,351
Uses and refunds of deposits for real estate assets	1,240	5,120
Proceeds from the settlement of property-related insurance claims	32	269
Line of credit advances to Cole REITs	—	(2,200)
Line of credit repayments from Cole REITs	—	3,800
Net cash (used in) provided by investing activities	(22,843)	108,933
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	89
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(2,426)	(2,676)
Proceeds from credit facility	899,000	380,000
Payments on credit facility	(207,000)	(445,000)
Payments on corporate bonds, including extinguishment costs	(750,000)	—
Payments of deferred financing costs	(172)	—
Repurchases of Common Stock under the Share Repurchase Programs	—	(44,585)
Repurchases of Common Stock to settle tax obligations	(1,595)	(1,659)
Proceeds from the issuance of common OP Units, net of underwriters’ discount	20,894	—
Contributions from non-controlling interest holders	64	—
Distributions paid	(152,314)	(152,519)
Net cash used in financing activities	(193,549)	(266,350)
Net change in cash and cash equivalents and restricted cash	(22,358)	(7,552)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents and restricted cash, beginning of period	$53,663	$64,036
Less: cash and cash equivalents of discontinued operations	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838

Cash and cash equivalents and restricted cash from continuing operations, end of period	$31,305	$56,484
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176
Restricted cash at beginning of period	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838

Cash and cash equivalents at end of period	12,788	28,435
Restricted cash at end of period	18,517	28,049
Cash and cash equivalents and restricted cash at end of period	$31,305	$56,484

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited)

Note 1 – Organization
VEREIT is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. The OP is a Delaware limited partnership of which the General Partner is the sole general partner. VEREIT’s common stock, par value $0.01 per share (“Common Stock”), and its 6.70% Series F Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series F Preferred Stock”) trade on the New York Stock Exchange (“NYSE”) under the trading symbols, “VER” and “VER PF,” respectively. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with its consolidated subsidiaries, including the OP.
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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.6% of the common equity interests in the OP as of March 31, 2019 with the remaining 2.4% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
The actions of the OP and its relationship with the General Partner are governed by the LPA. The General Partner does not have any significant assets other than its investment in the OP. Therefore, the assets and liabilities of the General Partner and the OP are the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation, continuity, existence and operation of the General Partner incurred by the General Partner on the OP’s behalf shall be treated as expenses of the OP. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s Board of Directors, the LPA requires the OP to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the OP has a proportionate economic interest in the OP reflecting its capital contributions thereto. OP Units and Series F Preferred Units issued to the General Partner are referred to as “General Partner OP Units” and “General Partner Series F Preferred Units,” respectively. OP Units and Series F Preferred Units issued to parties other than the General Partner are referred to as “Limited Partner OP Units” and “Limited Partner Series F Preferred Units,” respectively. The LPA also provides that the OP issue debt with terms and provisions consistent with debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s Board of Directors authorizes the issuance of any new class of equity securities.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 21, 2019. There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2019, except any policies impacted by the adoption of the Leasing ASUs, as defined in the “Recent Accounting Pronouncements” section herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization, certain third parties have been issued OP Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock, any difference between the fair value of shares of Common Stock issued and the carrying value of the OP Units converted is recorded as a component of equity. As of each of March 31, 2019 and December 31, 2018, there were approximately 23.7 million Limited Partner OP Units outstanding.

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
The operating expense reimbursements line item has been combined into rental revenue for prior periods presented to be consistent with the current year presentation. The (loss) gain on derivative instruments, net line item has been combined into other (loss) income, net for prior periods presented to be consistent with the current year presentation.
The distributions declared on Common Stock line item from prior periods has been updated to exclude distributions on restricted stock units (“Restricted Stock Units”) and deferred stock units (“Deferred Stock Units”) on the consolidated statements of changes in equity for all periods presented. These amounts are now included in the line item dividend equivalents on awards granted under the Equity Plan, which also includes dividend equivalents on restricted share awards (“Restricted Shares”). The dividend equivalents on Restricted Shares were previously included in the line item distributions to participating securities in the consolidated statements of changes in equity.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Revenue Recognition - Real Estate
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), effective January 1, 2019, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental income and does not record an allowance for uncollectible accounts.
Insurance Recoveries, Net of Litigation and Non-Routine Costs
The Company has incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company’s insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Insurance recoveries, net of litigation and non-routine costs include the following costs (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Insurance recoveries, net of litigation and non-routine costs:
Audit Committee Investigation and related matters (1)	$14,691	$21,728
Legal fees and expenses (2)	2	12
Litigation settlements (3)	12,235	—
Total costs	26,928	21,740
Insurance recoveries (3)	(48,420)	—
Total	$(21,492)	$21,740
___________________________________

(1)
Includes all fees and costs associated with various litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Audit Committee Investigation”), including fees and costs incurred pursuant to the Company’s advancement obligations, litigation related thereto and in connection with related insurance recovery matters, net of accrual reversals.

(2)
Includes legal fees and expenses associated with litigation resulting from prior mergers and excludes amounts presented in income from discontinued operations, net of income taxes in the consolidated statements of operations for the three months ended March 31, 2018.

(3)	Refer to Note 10 – Commitments and Contingencies for additional information.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of March 31, 2019, the General Partner had cumulatively awarded under its Equity Plan approximately 16.6 million shares of Common Stock, which was comprised of 4.0 million Restricted Shares, net of the forfeiture of 3.7 million Restricted Shares through that date, 6.6 million Restricted Stock Units, net of the forfeiture/cancellation of 1.8 million Restricted Stock Units through that date, 0.5 million Deferred Stock Units, and 5.5 million stock options, net of forfeiture/cancellation of 0.1 million stock options through that date. Accordingly, as of such date, approximately 82.9 million additional shares were available for future issuance. At March 31, 2019, a total of 45,000 shares were awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.
The following is a summary of equity-based compensation expense for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Restricted Shares	$77	$160
Time-Based Restricted Stock Units (1)	1,249	1,426
Long-Term Incentive-Based Restricted Stock Units	1,229	1,211
Deferred Stock Units	72	59
Stock Options	245	76
Total	$2,872	$2,932
___________________________________

(1)	Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of March 31, 2019, total unrecognized compensation expense related to these awards was approximately $23.3 million, with an aggregate weighted-average remaining term of 2.3 years.
Restructuring
On February 1, 2018, the Company completed the sale of its investment management segment and entered into a services agreement (the “Services Agreement”) with the purchaser, pursuant to which the Company continued to provide certain investment management and other services through March 31, 2019. See Note 13 — Discontinued Operations for further discussion. During the three months ended March 31, 2019, in connection with the cessation of services under the Services Agreement, the Company recorded $9.1 million of restructuring expenses related to the reorganization of its business, of which $8.3 million related to office lease terminations and modifications and $1.1 million related to the cessation of services under the Services Agreement, including severance, net of ASC 842 operating lease adjustments of $0.3 million. No restructuring expenses were recorded prior to January 1, 2019. The Company expects to incur an additional $1.8 million of restructuring expenses.
Recent Accounting Pronouncements
Adopted Accounting Standards
The Company adopted ASC 842, effective January 1, 2019. The adoption did not have a material impact on the Company’s consolidated statements of operations. The most significant impact was the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities for operating leases pursuant to which the Company is the lessee. The Company’s impairment assessment for ROU assets will be consistent with the impairment analysis for the Company's other long-lived assets and is reviewed quarterly, which is discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The lessor accounting model under ASC 842 is similar to existing guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The Company elected all practical expedients permitted under ASC 842, other than the hindsight practical expedient. Accordingly, the Company will retain distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease and account for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. The Company does not have a cumulative effect adjustment to retained earnings upon adoption.
The Company, as lessor, identified three separate lease components as follows: 1) land lease component, 2) single property lease component comprised of building, land improvements and tenant improvements, and 3) furniture and fixtures. The nonlease components relate to service obligations under certain lease contracts for service of the building, land improvements or tenant improvements. The Company determined the nonlease components are eligible to be combined under the practical expedient in ASU 2018-11, Leases (Topic 842) (“ASU 2018-11,” combined with ASC 842, “Leasing ASUs”) and the nonlease components will be included with the single property lease component as the predominant component. Therefore, the Company will account for the combined component as a lease component under ASC 842. Refer to Note 11 - Leases for the related disclosures.
Accounting Standards Not Yet Adopted
In June 2016, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”). ASU 2018-19 clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. ASU 2016-13 and ASU 2018-19 are effective for fiscal years (including the interim periods therein) beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements.
Note 3– Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2019, the Company acquired controlling financial interests in eight commercial properties for an aggregate purchase price of $81.1 million (the “2019 Acquisitions”), which includes $0.3 million of external acquisition-related expenses that were capitalized. During the three months ended March 31, 2018, the Company acquired a controlling interest in 12 commercial properties for an aggregate purchase price of $139.9 million (the “2018 Acquisitions”), which includes $0.7 million of external acquisition-related expenses that were capitalized.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Real estate investments, at cost:
Land	$17,716	$27,049
Buildings, fixtures and improvements	53,923	96,044
Total tangible assets	71,639	123,093
Acquired intangible assets:
In-place leases and other intangibles (1)	9,445	14,037
Above-market leases (2)	—	2,752
Total purchase price of assets acquired	$81,084	$139,882

____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 12.5 years and 14.9 years for 2019 Acquisitions and 2018 Acquisitions, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

(2)	The weighted average amortization period for acquired above-market leases is 10.8 years for 2018 Acquisitions.
As of March 31, 2019, the Company invested $8.0 million, including $0.5 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $20.3 million, and the project is expected to be completed within the next 12 months.
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2019, the Company disposed of 22 properties, for an aggregate gross sales price of $66.0 million, of which our share was $62.1 million after the profit participation payments related to the disposition of six Red Lobster properties. The dispositions resulted in proceeds of $60.5 million after closing costs. The Company recorded a gain of $10.8 million related to the dispositions which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the three months ended March 31, 2018, the Company disposed of 40 properties, for an aggregate gross sales price of $120.8 million, of which our share was $119.2 million after the profit participation payment related to the disposition of three Red Lobster properties. The dispositions resulted in proceeds of $116.9 million after closing costs. The Company recorded a gain of $18.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
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
As of March 31, 2019, there were 12 properties classified as held for sale with a carrying value of $36.0 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2018, there were five properties classified as held for sale. During the three months ended March 31, 2019, the Company recorded a loss of less than $0.1 million related to held for sale properties. During the three months ended March 31, 2018, the Company recorded a loss of $0.9 million related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	March 31, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $730,221 and $703,909, respectively	15.5	$948,973	$980,971
Leasing commissions, net of accumulated amortization of $4,566 and $4,048, respectively	10.4	16,318	15,660
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $110,100 and $105,936, respectively	16.4	193,647	201,875
Total intangible lease assets, net		$1,158,938	$1,198,506

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $93,268 and $89,905, respectively	18.9	$166,708	$173,479

The aggregate amount of above‑ and below-market leases and deferred lease incentives amortized and included as a net decrease to rental revenue was $0.7 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $33.8 million and $34.6 million for the three months ended March 31, 2019 and 2018, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2019 (amounts in thousands):

	Remainder of 2019	2020	2021	2022	2023
In-place leases and other intangibles:
Total projected to be included in amortization expense	$94,897	$119,518	$111,755	$97,582	$86,748
Leasing commissions:
Total projected to be included in amortization expense	1,607	2,018	1,857	1,780	1,584
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	15,595	20,359	19,929	19,116	18,168
Below-market lease liabilities:
Total projected to be included in rental revenue	14,559	16,674	15,532	14,690	13,806

Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the consolidated joint venture had total assets of $32.9 million and $32.5 million, respectively, of which $29.9 million were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $13.9 million and $14.0 million, as of March 31, 2019 and December 31, 2018, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Ventures
As of March 31, 2019 and December 31, 2018, the Company held an investment in an unconsolidated joint venture that owned one property with a carrying value of $35.8 million and $35.3 million, respectively. During the three months ended March 31, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein.
The Company had a 90% legal ownership interest in the unconsolidated joint venture at March 31, 2019 and December 31, 2018 and accounts for its investment using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financing policies of the investment. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in earnings and distributions from the joint venture. During the three months ended March 31, 2019 and 2018 the Company recognized $0.5 million and $0.4 million, respectively, of net income from unconsolidated joint ventures. The Company’s legal ownership interest may, at times, not equal the Company’s economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
The carrying amount of the unconsolidated joint venture was greater than the underlying equity in net assets by $3.4 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with a prior merger. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy. The Company and the unconsolidated joint venture partner are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls, including the Company’s share of expansion project capital expenditures.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Note 4 –Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Straight-line rent receivable, net (1)	$265,464	$259,106
Accounts receivable, net (1)	44,244	36,939
Deferred costs, net (2)	12,473	17,515
Investment in direct financing leases, net	10,735	13,254
Prepaid expenses	8,418	5,022
Investment in Cole REITs (3)	7,552	7,844
Leasehold improvements, property and equipment, net (4)	5,133	9,754
Other assets, net	7,622	16,658
Total	$361,641	$366,092
___________________________________

(1)
As of December 31, 2018, allowance for uncollectible accounts included in straight-line rent receivable, net and accounts receivable, net was $1.0 million and $5.3 million, respectively. Upon adoption of ASC 842, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue and does not record an allowance for uncollectible accounts. Any recoveries for those receivables reserved prior to adoption of ASC 842 will be recorded as an adjustment to rental revenue.

(2)
Amortization expense for deferred costs related to the revolving credit facilities totaled $1.1 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $48.7 million and $47.6 million as of March 31, 2019 and December 31, 2018, respectively.

(3)
On February 1, 2018, the Company completed the sale of Cole Capital (as described in Note 13 — Discontinued Operations), retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”).

(4)
Amortization expense for leasehold improvements totaled $0.3 million for each of the three months ended March 31, 2019 and 2018, with no related write-offs. Accumulated amortization was $2.7 million and $5.9 million as of March 31, 2019 and December 31, 2018, respectively. Depreciation expense for property and equipment totaled $0.4 million for the three months ended March 31, 2019, inclusive of write-offs of less than $0.1 million, and $0.5 million for the three months ended March 31, 2018, with no related write-offs. Accumulated depreciation was $4.6 million and $7.0 million as of March 31, 2019 and December 31, 2018, respectively. The Company disposed of $4.1 million, net, of leasehold improvements, property and equipment, which is included in restructuring in the accompanying consolidated statements of operations for the three months ended March 31, 2019.

Note 5 – Fair Value Measures
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2019
Assets:
Derivative assets	$—	$360	$—	$360
Investment in Cole REITs	—	—	7,552	7,552
Total assets	$—	$360	$7,552	$7,912
Liabilities:
Derivative liabilities	$—	$(11,286)	$—	$(11,286)

	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Assets:
Derivative assets	$—	$544	$—	$544
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$—	$544	$7,844	$8,388

Derivative Assets and Liabilities – The Company’s derivative financial instruments relate to interest rate swaps. The valuation of derivative instruments is determined using a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and implied volatilities. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Cole REITs – The fair values of CCIT II, CCIT III and CCPT V were estimated using the net asset value per share. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT. CCIT II has estimated that it will commence a liquidity event over the next two to four years. CCPT V has estimated that it will commence a liquidity event over the next two to five years following the termination of its initial public offering. CCIT III has estimated that it will commence a liquidity event five to seven years following the termination of its initial public offering. Effective December 31, 2018, CCIT III terminated its primary offering, however it will continue to issue shares pursuant to its distribution reinvestment plan.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2019 (in thousands):

Investment in Cole REITs
Beginning balance, January 1, 2019	$7,844
Unrealized loss included in other income, net	(292)
Ending Balance, March 31, 2019	$7,552
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2018 (in thousands):

	CMBS (1)	Investment in Cole REITs
Beginning balance, January 1, 2018	$40,974	$3,264
Total gains and losses
Unrealized loss included in other comprehensive income, net	(837)	—
Realized loss included in other income, net	(34)	—
Unrealized gain included in other income, net	—	5,102
Purchases, issuance, settlements
Return of principal received	(4,402)	—
Amortization included in net income, net	40	—
Sale of investments	—	(522)
Ending Balance, March 31, 2018	$35,741	$7,844

(1)
During the year ended December 31, 2018, the Company repaid or sold all of its commercial mortgage-backed securities (“CMBS”). Prior to the repayment or sale, the Company’s CMBS were carried at fair value and were valued using Level 3 inputs.

Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Investments – The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 24 properties were deemed to be impaired and their carrying values totaling $61.4 million were reduced to their estimated fair value of $49.4 million, resulting in impairment charges of $12.0 million during the three months ended March 31, 2019. The impairment charges relate to certain office, retail and restaurant properties that, during 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased. During the three months ended March 31, 2018, net real estate assets related to 12 properties, with carrying values totaling $14.2 million, were deemed to be impaired and their carrying values were reduced to their estimated fair values of $8.2 million, resulting in impairment charges of $6.0 million.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2019, the Company used a discount rate of 8.0% and a capitalization rate of 7.5%.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The following table presents the impairments by asset class recorded during the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Properties impaired	24	12

Asset classes impaired:
Investment in real estate assets, net	$11,988	$6,043
Below-market lease liabilities, net	—	(7)
Total	$11,988	$6,036

Fair Value of Financial Instruments
The fair value of short-term financial instruments such as cash and cash equivalents, restricted cash and accounts payable approximate their carrying value in the accompanying consolidated balance sheets due to their short-term nature and are classified as Level 1 under the fair value hierarchy. The fair values of the Company’s financial instruments are reported below (dollar amounts in thousands):

	Level	Carrying Amount at March 31, 2019	Fair Value at March 31, 2019	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,928,777	$1,932,747	$1,933,209	$1,961,496
Corporate bonds, net	2	2,646,079	2,708,761	3,395,885	3,368,928
Convertible debt, net	2	399,076	402,017	398,591	396,905
Credit facility	2	1,095,000	1,094,984	403,000	403,000
Total liabilities		$6,068,932	$6,138,509	$6,130,685	$6,130,329

_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Note 6 – Debt
As of March 31, 2019, the Company had $6.0 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.5 years and a weighted-average interest rate of 4.4%. The following table summarizes the carrying value of debt as of March 31, 2019 and December 31, 2018, and the debt activity for the three months ended March 31, 2019 (in thousands):

		Three Months Ended March 31, 2019
	Balance as of December 31, 2018	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2019
Mortgage notes payable:
Outstanding balance	$1,917,132	$—	$(2,426)	$—	$1,914,706
Net premiums (1)	16,077	—	—	(2,006)	14,071
Deferred costs	(10,552)	—	—	601	(9,951)
Mortgages notes payable, net	1,922,657	—	(2,426)	(1,405)	1,918,826
Corporate bonds:
Outstanding balance	3,400,000	—	(750,000)	—	2,650,000
Discount (2)	(4,115)	—	—	194	(3,921)
Deferred costs	(27,276)	—	—	1,153	(26,123)
Corporate bonds, net	3,368,609	—	(750,000)	1,347	2,619,956
Convertible debt:
Outstanding balance	402,500	—	—	—	402,500
Discount (2)	(3,909)	—	—	485	(3,424)
Deferred costs	(3,708)	—	—	455	(3,253)
Convertible debt, net	394,883	—	—	940	395,823

Credit facility:
Outstanding balance	403,000	899,000	(207,000)	—	1,095,000
Deferred costs (3)	(1,227)	(4,268)	—	220	(5,275)
Credit facility, net	401,773	894,732	(207,000)	220	1,089,725

Total debt	$6,087,922	$894,732	$(959,426)	$1,102	$6,024,330
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

(3)	Deferred costs relate to the Credit Facility Term Loan, as defined in the “Credit Facility” section below.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of March 31, 2019 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt (4)	458	$3,755,089	$1,900,757	4.92%		3.2
Variable-rate debt	1	33,734	13,949	5.74%	(5)	0.4
Total	459	$3,788,823	$1,914,706	4.93%		3.2
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Includes $50.5 million of variable-rate debt fixed by way of interest rate swap arrangements.

(5)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of March 31, 2019.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2019, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to March 31, 2019 (in thousands):

Total
April 1, 2019 - December 31, 2019	$164,849
2020	265,189
2021	352,768
2022	314,898
2023	144,843
Thereafter	672,159
Total	$1,914,706

Corporate Bonds
As of March 31, 2019, the OP had $2.65 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance March 31, 2019	Interest Rate	Maturity Date
2021 Senior Notes	400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$2,650,000	4.449%

On February 6, 2019, $750.0 million of senior notes (the “2019 Senior Notes”) matured and the principal plus accrued and unpaid interest thereon, were repaid, utilizing borrowings under the Credit Facility.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 30 or fewer days prior to the maturity date with respect to the 2021 Senior Notes, is 60 or fewer days prior to the maturity date with respect to the 2025 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes, the 2026 Senior Notes and the 2027 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of March 31, 2019, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
As of March 31, 2019, the Company had convertible senior notes due December 15, 2020 (the “2020 Convertible Notes”) with a balance of $402.5 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.8 million and the unamortized discount of $3.4 million. The discount will be amortized over the remaining term of 1.7 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of March 31, 2019, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the three months ended March 31, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of March 31, 2019.
Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provides for a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”).
As of March 31, 2019, the outstanding balance under the Revolving Credit Facility was $195.0 million. As of March 31, 2019, $900.0 million had been drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of March 31, 2019, letters of credit outstanding were $3.9 million.
As discussed in Note 7 –Derivatives and Hedging Activities, on January 24, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, to hedge interest rate volatility. The swap agreements effectively fixed the Credit Facility Term Loan interest rate, including the spread which can vary based on our credit rating, at approximately 3.84%.
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
In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will terminate, and payment

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

of any unpaid amounts in respect of the Credit Facility will be accelerated. The Revolving Credit Facility terminates on May 23, 2022, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for two six-month extension options with respect to the Revolving Credit Facility, exercisable at the OP’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. Any term loans outstanding under the Credit Facility Term Loan mature on May 23, 2023. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a facility fee equal to 0.10% to 0.30% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the Revolving Credit Facility. The OP also incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2019.
In connection with entering into the Credit Agreement, the Company capitalized an aggregate $20.7 million in lender fees and third-party costs in respect of the Revolving Credit Facility and the Credit Facility Term Loan, which is being amortized over the respective terms. Deferred financing costs, net of accumulated amortization, related to the Revolving Credit Facility are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. Deferred financing costs, net of accumulated amortization, related to the Credit Facility Term Loan outstanding balance are included in credit facility, net in the accompanying consolidated balance sheets.
Note 7 – Derivatives and Hedging Activities
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The Company does not intend to utilize derivatives for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in loss on derivative instruments, net in the consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Cash Flow Hedges of Interest Rate Risk
On January 24, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, which were designated as cash flow hedges.  Based on the General Partner’s then credit rating and interest rate of LIBOR + 1.35%, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at approximately 3.84%. As of March 31, 2019, these interest rate swaps were in a liability position with a fair value of $11.3 million, which is included in deferred rent and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2018, the Company had no interest rate derivatives that were designated as cash flow hedges of interest rate risk.
During each of the three months ended March 31, 2019 and 2018, the Company reclassified previously unrealized losses of $0.1 million from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. During the three months ended March 31, 2019, the Company recorded unrealized losses of $11.3 million for changes in the fair value of the cash flow hedges in accumulated other comprehensive income.
During the next twelve months, the Company estimates that an additional $1.3 million will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of each of March 31, 2019 and December 31, 2018, the Company had one interest rate swap that was not designated as a qualifying hedging relationship with a $50.5 million and $50.7 million notional amount, respectively. As of March 31, 2019 and December 31, 2018, this interest rate swap was in an asset position with an estimated fair value of $0.4 million and $0.5 million, respectively, which is included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets.
A loss of less than $0.1 million for the three months ended March 31, 2019 and a gain of $0.3 million for the three months ended March 31, 2018, related to the change in the fair value of derivatives not designated as hedging instruments were recorded in (loss) gain on derivative instruments, net in the accompanying consolidated statements of operations.
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures:
Cash paid for interest	$67,588	$72,298
Cash paid for income taxes	$384	$843
Non-cash investing and financing activities:
Unsettled share issuances	$6,650	$—
Accrued capital expenditures, tenant improvements and real estate developments	$10,903	$1,716
Distributions declared and unpaid	$139,764	$139,405

Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accrued interest	$45,620	$43,916
Accrued legal fees	29,676	32,715
Accrued real estate taxes	26,332	25,208
Accounts payable	1,481	2,673
Accrued other	38,017	41,099
Total	$141,126	$145,611

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Note 10 – Commitments and Contingencies
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
The United States Attorney’s Office has indicated that it does not intend to bring criminal charges against the Company arising from its investigation. In addition, the Company has not been in contact with the Massachusetts regulator since June 2015 and believes the investigation is concluded. In March 2018, investigative staff of the SEC’s enforcement division inquired whether the Company wished to discuss a resolution of potential civil charges the SEC may bring with respect to certain matters investigated by the staff stemming from the announcement made on October 29, 2014. The Company has been cooperating with the SEC staff’s investigation since its inception and is engaged in such discussions with the staff. The timing and substance of the ultimate resolution of these discussions is unknown.
As discussed below, the Company and certain of its former officers and directors have been named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, individual actions and derivative actions seeking money damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona.
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court in connection with various motions to dismiss. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. On August 31, 2017, the court issued an order granting plaintiffs’ motion for class certification. Defendants’ petitions seeking leave to appeal the court’s order granting class certification were denied on January 24, 2018. Fact depositions were concluded at the end of 2018. At a status conference in April 2019, the court

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

denied the summary judgment motions filed by the defendants. The court also set a schedule for expert discovery. Trial is scheduled for September 9, 2019 and a pre-trial conference is scheduled for August 19, 2019.
The Company, certain of its former officers and directors, and the OP, among others, were also named as defendants in thirteen individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (the “Jet Capital Action”); Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975; and Cohen & Steers Institutional Realty Shares, Inc. et al v. American Realty Capital Properties, Inc. et al., No. 18-cv-06770, (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company entered into a series of agreements dated September 30 through October 26, 2018, to settle twelve of the thirteen pending Opt-Out Actions (the “Opt Out Settlement Agreements”) brought by plaintiffs holding shares of common stock and swaps referencing common stock representing approximately 18% of VEREIT’s outstanding shares of common stock held at the end of the period covered by the litigations, for an aggregate payment of $127.5 million. The Opt Out Settlement Agreements contain mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in each Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Opt Out Settlement Agreements do not contain any admission of liability, wrongdoing or responsibility by any of the parties. The only remaining opt out action is the Jet Capital Action, which is proceeding on the same schedule as the SDNY Consolidated Securities Class Action.
On October 27, 2015, the Company and certain of its former officers, among others, were also named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”, and such plaintiffs, “Plaintiffs”). The Vanguard Action asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On June 7, 2018, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) to settle the Vanguard Action for a payment of $90 million. The Settlement Agreement contains mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in the Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Settlement Agreement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. Vanguard’s holdings accounted for approximately 13% of the Company’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions.
In addition to the settlement of the opt-out actions and the Vanguard Action discussed above, between February 5, 2019 and April 5, 2019, the Company entered into a series of agreements to settle claims with shareholders who decided not to participate as class members in the SDNY Consolidated Securities Class Action. Pursuant to the terms of the settlement agreements, the shareholders released all claims that were the subject matter of the SDNY Consolidated Securities Class Action and the Company made payments totaling $27.9 million. In total, the Company has now settled claims of shareholders who held shares of common stock and swaps referencing common stock representing approximately 35.3% of VEREIT’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions for payments totaling approximately $245.4 million. Of the $27.9 million in payments referenced above, $12.2 million is recorded in “Insurance Recoveries, Net of Litigation and Non-Routine Costs” in the accompanying consolidated statement of operations for the three months ended March 31, 2019, and the balance was recorded in the Company’s consolidated financial statements for the year ended December 31, 2018.
The Company was also named as a nominal defendant, and certain of its former officers and directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together the “SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. Fact discovery and summary judgment briefing in the Witchko Action was coordinated with the SDNY Consolidated Securities Class

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Action. At the April 2019 status conference, the court denied the summary judgement motions in the SDNY Derivative Action as premature, with leave to refile at a later date. The court has not yet set a trial date in the SDNY Derivative Action.
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
There can be no assurance as to whether or how the completed settlements may affect any potential future resolution of any other pending lawsuit or claims, the timing of any such resolution, or the amount at which any other matter may be resolved. The Company has not reserved amounts for the SEC investigation, the on-going class action and the remaining opt out action discussed above because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. With respect to the class action specifically, which represents substantially all of the remaining shares with alleged claims, although the Company believes a loss is probable, it is currently unable to reasonably estimate a possible range of loss because the litigation involves significant uncertainties, including, but not limited to, the complexity of the facts, the legal theories and the nature of the claims, the information to be produced in discovery, which has not yet concluded, the applicable methodology for determining any damages for each of the different types of claims, the extent to which members of the class would or would not file a claim, and the uncertainty inherent in a class action where the trading history and other relevant characteristics of the claimants are not currently known. The ultimate resolution of all of these matters, the timing and substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Purchase Commitments
The Company enters into purchase and sale agreements and deposits funds into escrow towards the purchase of real estate assets. As of March 31, 2019, the Company was a party to three purchase and sale agreements with unaffiliated third-party sellers to purchase a 100% interest in seven properties, subject to meeting certain criteria, for an aggregate purchase price of $80.6 million, exclusive of closing costs. As of March 31, 2019, the Company had $0.8 million of property escrow deposits held by escrow agents in connection with these future property acquisitions, which may be forfeited if the transactions are not completed under certain circumstances.
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
Note 11 - Leases
Lessor
The Company is the lessor for its 3,980 retail, restaurant, office and industrial operating properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.02 years to 25.9 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Fixed:
Cash rent	$282,575	$280,888
Straight-line rent	7,412	10,965
Lease intangible amortization	(731)	(1,487)
Sub-lease (1)	5,489	3,929
Total fixed	$294,745	$294,295

Variable (2)	21,881	20,514
Income from direct financing leases	217	265
Total rental revenue	$316,843	$315,074
____________________________________

(1)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.

(2)	Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2019 - December 31, 2019	$826,040	$1,821
2020	1,090,167	2,135
2021	1,053,841	2,014
2022	984,204	1,925
2023	902,076	1,541
Thereafter	5,415,482	707
Total	$10,271,810	$10,143
____________________________________

(1)
Related to 24 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.

Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.2 years to 80.4 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 16.8 years as of March 31, 2019. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.92% as of March 31, 2019. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
The Company incorporated renewal periods in the calculation of the majority of ground lease right-of-use assets and lease liabilities. Pursuant to certain leases, the Company is required to execute renewal options available under the ground lease through the building lease term. No renewals were incorporated in the calculation of the corporate lease right-of-use assets and liabilities, as it is not reasonably certain that the Company will exercise the options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table presents the lease expense components for the three months ended March 31, 2019 (in thousands):

Three Months Ended March 31, 2019
Operating lease cost (1)	$6,978
Sublease income (2)	$(5,489)
___________________________________

(1)	No cash paid for operating lease liabilities was capitalized.

(2)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $3.4 million and operating lease liabilities by $3.6 million, for non-cash activity related to dispositions and lease modifications.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of March 31, 2019 (in thousands).

Future Minimum Lease Payments
March 31, 2019
April 1, 2019 - December 31, 2019	$16,572
2020	22,963
2021	22,534
2022	22,367
2023	21,106
Thereafter	244,171
Total	349,713
Less: imputed interest	121,593
Total	$228,120

The following table reflects the future minimum lease payments due from the Company over the five years subsequent to December 31, 2018, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (in thousands), which excluded certain ground leases under which the Company's sub-tenants are responsible for paying the rent under these leases directly to the ground lessor.

Future Minimum Lease Payments
December 31, 2018
2019	$18,479
2020	18,191
2021	17,929
2022	18,118
2023	17,772
Thereafter	196,670
Total	$287,159

Note 12 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of March 31, 2019, the General Partner had approximately 971.6 million shares of Common Stock issued and outstanding.
Additionally, the Operating Partnership had approximately 971.6 million General Partner OP Units issued and outstanding as of March 31, 2019, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On September 19, 2016, the Company registered a continuous equity offering program (“the Prior Program”) pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the three months ended March 31, 2019, the Company issued 3.3 million shares of Common Stock pursuant to the Prior Program at a weighted average price per share of $8.46, for gross proceeds of $28.0 million. The weighted average price per share, net of offering costs, was $8.33, for net proceeds of $27.5 million. Aggregate shares issued under the Prior Program, including those issued subsequent to the three months ended March 31, 2019, totaled 5.0 million, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million. The proceeds from any sale of shares have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

On April 15, 2019, the Company established a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions (collectively, the “Offering”). The proceeds from any sale of shares in the Offering will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. The Offering replaced the Prior Program.
Series F Preferred Stock and Series F Preferred OP Units
As of March 31, 2019, there were approximately 42.9 million shares of Series F Preferred Stock (and approximately 42.9 million corresponding General Partner Series F Preferred Units) and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
The Series F Preferred Stock pays cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock was not redeemable by the Company before January 3, 2019, the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the General Partner may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NYSE under the symbol VER PF. The Series F Preferred Units contain the same terms as the Series F Preferred Stock.
Limited Partner OP Units
As of March 31, 2019 the Operating Partnership had approximately 23.7 million Limited Partner OP Units outstanding.
As of March 31, 2019, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On February 20, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2019 to stockholders of record as of March 29, 2019, which was paid on April 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Share Repurchase Program
On May 3, 2018, the Company’s Board of Directors terminated its prior share repurchase program and authorized a new program (the “2018 Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. On May 6, 2019, the Company’s Board of Directors authorized a new share repurchase program that permits the company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the programs, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The share repurchase programs do not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are subject to prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the share repurchase programs, if any, will be returned to the status of authorized but unissued shares of Common Stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

There were no share repurchases under the 2018 Share Repurchase Program during the first quarter of 2019. As of March 31, 2019, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program and had repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million as part of the 2018 Share Repurchase Program.
Common Stock Repurchases to Settle Tax Obligations
Under the General Partner’s Equity Plan, participants have the option to have the General Partner repurchase shares vesting from awards made under the Equity Plan in order to satisfy the minimum federal and state tax withholding obligations. During the three months ended March 31, 2019, the General Partner repurchased approximately 0.2 million shares to satisfy the federal and state tax withholding obligations on behalf of employees that made this election.
Note 13 — Discontinued Operations
On November 13, 2017, the Company entered into a purchase and sale agreement (as amended by that certain First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, the “Cole Capital Purchase and Sale Agreement”). On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital, under the terms of the Cole Capital Purchase and Sale Agreement. Substantially all of the Cole Capital segment’s operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. The OP sold all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC for approximately $120.0 million paid in cash at closing. The Company could also receive up to an aggregate of $80.0 million of additional fees over the next six years if future revenues of Cole Capital exceed a specified dollar threshold (the “Net Revenue Payments”). There were no Net Revenue Payments received or earned for the three months ended March 31, 2019. Substantially all of the Cole Capital segment financial results are reflected in the financial statements as discontinued operations. There were no discontinued operations or cash flows for the three months ended March 31, 2019.
The following is a summary of the financial information for discontinued operations for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31, 2018
Revenues:
Offering-related fees and reimbursements	$1,027
Transaction service fees and reimbursements	334
Management fees and reimbursements	6,452
Total revenues	$7,813
Operating expenses:
Cole Capital reallowed fees and commissions	602
Transaction costs	(654)
General and administrative	4,450
Total operating expenses	4,398
Operating income (loss)	3,415
Loss on disposition and assets held for sale	(2,009)
Income before taxes	1,406
Benefit from income taxes	2,095
Income from discontinued operations, net of income taxes	$3,501

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

The following is a summary of cash flows related to discontinued operations for the three months ended March 31, 2018 (in thousands):

Three Months Ended March 31,
2018
Cash flows related to discontinued operations:
Net cash used in operating activities	$(10,662)
Cash flows from investing activities	$123,925

Note 14 – Related Party Transactions and Arrangements
Cole Capital
Through February 1, 2018, the Company was contractually responsible for managing CCIT II, CCIT III, Cole Credit Property Trust IV, Inc. (“CCPT IV”), CCPT V, and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“INAV” and collectively with CCIT II, CCIT III, CCPT IV, CCPT V, the “Cole REITs”) affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company was responsible for raising capital for certain Cole REITs, advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. The Company received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. As discussed in Note 13 —Discontinued Operations, on February 1, 2018, the Company completed the sale of Cole Capital. The assets and liabilities transferred pursuant to the Cole Capital Purchase and Sale Agreement and related financial results are reflected in the consolidated balance sheets and consolidated statements of operations as discontinued operations for all periods presented. As a result of the sale of Cole Capital, the Cole REITs are no longer affiliated with the Company.
During the three months ended March 31, 2018, the Company earned $7.9 million of offering-related, transaction services and management fees and reimbursements from the Cole REITs. No such fees were earned during the three months ended March 31, 2019.
Investment in the Cole REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the three months ended March 31, 2018, to the Cole Purchaser, retaining interests in the Cole REITs. As of March 31, 2019 and December 31, 2018, the Company owned aggregate equity investments of $7.6 million and $7.8 million, respectively, in the Cole REITs. During the three months ended March 31, 2018, the Company recognized a gain of $5.1 million related to the change in fair value from the carrying value at December 31, 2017, which is included in other (loss) income, net in the accompanying consolidated statement of operations. During the three months ended March 31, 2019, the Company recognized a loss of $0.3 million related to the change in fair value from the carrying value at December 31, 2018, which is included in other (loss) income, net in the accompanying consolidated statement of operations.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Net Income Per Share
The following is a summary of the basic and diluted net income per share computation for the General Partner for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$70,971	$29,036
Noncontrolling interests’ share in continuing operations	(1,667)	(658)
Net income from continuing operations attributable to the General Partner	69,304	28,378
Dividends to preferred shares and units	(17,973)	(17,973)
Net income from continuing operations available to the General Partner	51,331	10,405
Earnings allocated to participating securities	—	(11)
Income from discontinued operations, net of income taxes	—	3,501
Income from discontinued operations attributable to limited partners	—	(84)
Net income available to common stockholders used in basic net income per share	51,331	13,811
Income attributable to limited partners	1,695	782
Net income available to common stockholders used in basic and diluted net income per share	$53,026	$14,593

Weighted average number of Common Stock outstanding - basic	968,460,296	972,663,193
Effect of Limited Partner OP Units and dilutive securities	24,838,018	24,044,144
Weighted average number of common shares - diluted	993,298,314	996,707,337

Basic and diluted net income per share from continuing operations attributable to common stockholders	$0.05	$0.01
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$0.00
Basic and diluted net income per share attributable to common stockholders	$0.05	$0.01

The following were excluded from diluted net income per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Weighted average unvested Restricted Shares	—	66,106

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Net Income Per Unit
The following is a summary of the basic and diluted net income per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Income from continuing operations	$70,971	$29,036
Noncontrolling interests’ share in continuing operations	28	40
Net income from continuing operations attributable to the Operating Partnership	$70,999	$29,076
Dividends to preferred units	(17,973)	(17,973)
Net income from continuing operations available to the Operating Partnership	53,026	11,103
Earnings allocated to participating units	—	(11)
Income from discontinued operations, net of income taxes	—	3,501
Net income available to common unitholders used in basic and diluted net income per unit	$53,026	$14,593

Weighted average number of common units outstanding - basic	992,176,204	996,411,540
Effect of dilutive securities	1,122,110	295,797
Weighted average number of common units - diluted	993,298,314	996,707,337

Basic and diluted net income per unit from continuing operations attributable to common unitholders	$0.05	$0.01
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$0.00
Basic and diluted net income per unit attributable to common unitholders	$0.05	$0.01

The following were excluded from diluted net income per unit attributable to common unitholders, as the effect would have been antidilutive:

	Three Months Ended March 31,
	2019	2018
Weighted average unvested Restricted Shares	—	66,106

Note 16 – Subsequent Events
The following events occurred subsequent to March 31, 2019:
Real Estate Investment Activity
From April 1, 2019 through May 1, 2019 the Company disposed of 14 properties for an aggregate gross sales price of $175.8 million, of which nine were held for sale with an aggregate carrying value of $22.4 million as of March 31, 2019. The Company’s share of the aggregate sales price was $173.0 million with an estimated gain of $69.3 million. In addition, the Company acquired three properties for an aggregate purchase price of $44.2 million, excluding capitalized external acquisition-related expenses.
Common Stock Dividend
On May 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2019 to stockholders of record as of June 28, 2019, which will be paid on July 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Preferred Stock Dividend
On May 6, 2019, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for July 2019 through September 2019 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
June 15, 2019 - July 14, 2019	July 1, 2019	July 15, 2019
July 15, 2019 - August 14, 2019	August 1, 2019	August 15, 2019
August 15, 2019 - September 14, 2019	September 1, 2019	September 16, 2019

Continuous Equity Offering Program
On April 15, 2019, the Company established a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions (collectively, the “Offering”). The proceeds from any sale of shares in the Offering will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. The Offering replaced the Prior Program. Aggregate shares issued under the Prior Program, including those issued subsequent to the three months ended March 31, 2019, totaled 5.0 million, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million.
Share Repurchase Program
On May 6, 2019, the Company’s Board of Directors authorized a new share repurchase program that permits the company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. This new program has similar terms to the 2018 Share Repurchase Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I – Financial Information,” including the notes to the consolidated financial statements contained therein.
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

•
We could be subject to unexpected costs or liabilities that may arise from potential dispositions, including related to limited partnership, tenant-in-common and Delaware statutory trust real estate programs and VEREIT’s management with respect to such programs.

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

•
We are subject to risks associated with pending government investigations relating to the findings of the Audit Committee Investigation and related litigation, including the expense of such investigations and litigation and any additional potential payments upon resolution.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the Senior Notes, and the Credit Agreement governing the terms of the Credit Facility.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2018.
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
When we refer to “operating properties” we mean properties owned by the Company and beginning in 2017, omitting Excluded Properties. “Excluded Properties” are defined as properties for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. As of March 31, 2019, our portfolio was comprised of 3,980 retail, restaurant, office and industrial real estate properties with an aggregate of 94.7 million square feet, of which 98.9% was leased, with a weighted-average remaining lease term of 8.7 years. As of March 31, 2019, there were no Excluded Properties. As of March 31, 2018, one vacant industrial property was considered an Excluded Property.

Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,980 retail, restaurant, office and industrial operating properties with an aggregate 94.7 million rentable square feet and economic occupancy rate of 98.9% as of March 31, 2019, with a weighted-average remaining lease term of 8.7 years.
Operating Highlights and Key Performance Indicators
2019 Activity

•
Acquired controlling financial interests in eight commercial properties for an aggregate purchase price of $81.1 million, which includes $0.3 million of external acquisition-related expenses that were capitalized.

•
Disposed of 22 properties for an aggregate sales price of $66.0 million, of which the Company’s share was $62.1 million, resulting in proceeds of $60.5 million after closing costs. The Company recorded a gain of $10.8 million related to the sales.

•	The Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, was repaid utilizing borrowings under the Credit Facility.

•	Declared a quarterly dividend of $0.1375 per share of Common Stock for the first quarter of 2019, representing an annualized dividend rate of $0.55 per share.

•
Issued 3.3 million shares of Common Stock pursuant to the continuous equity offering program at a weighted average price per share of $8.46, for gross proceeds of $28.0 million. The weighted average price per share, net of offering costs, was $8.33, for net proceeds of $27.5 million. Aggregate shares issued under the continuous equity offering program, including shares issued subsequent to March 31, 2019, totaled 5.0 million at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30 for net proceeds of $41.8 million.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of March 31, 2019, based on annualized rental income of $1.2 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties, excluding properties owned through our unconsolidated joint ventures as of March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Portfolio Metrics
Operating properties	3,980	4,063
Rentable square feet (in millions) (1)	94.7	94.7
Economic occupancy rate (1)(2)	98.9%	98.7%
Investment-grade tenants (3)	41.3%	42.9%
____________________________________

(1)	As of March 31, 2019, rentable square feet and economic occupancy rate exclude one redevelopment property.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.

(3)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties, excluding properties owned through our unconsolidated joint ventures, as of March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Economic Metrics
Weighted-average lease term (in years) (1)	8.7	9.3
Lease rollover: (1)(2)
Annual average	5.7%	5.1%
Maximum for a single year	7.7%	7.5%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of March 31, 2019.

(2)	Through the end of the next five years as of the respective reporting date.

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

	Three Months Ended March 31,
	2019	2018
Financial Metrics
Revenues (1)	$316,843	$315,074
Income from continuing operations	$70,971	$29,036
Income from discontinued operations, net of income taxes	$—	$3,501

Income from continuing operations attributable to common stockholders per diluted share(2)	$0.05	$0.01
Income from discontinued operations attributable to common stockholders per diluted share(2)	—	0.00
Net income attributable to common stockholders per diluted share(2)	$0.05	$0.01

FFO attributable to common stockholders and limited partners from continuing operations(3)	$190,304	$164,691
FFO attributable to common stockholders and limited partners from discontinued operations(3)	—	3,501
FFO attributable to common stockholders and limited partners(3)	$190,304	$168,192

AFFO attributable to common stockholders and limited partners from continuing operations(3)	$178,403	$180,854
AFFO attributable to common stockholders and limited partners from discontinued operations(3)	—	3,202
AFFO attributable to common stockholders and limited partners(3)	$178,403	$184,056

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share(3)	$0.18	$0.18
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share(3)	—	0.00
AFFO attributable to common stockholders and limited partners per diluted share(3)	$0.18	$0.18
____________________________________

(1)	Represents continuing operations as presented on the statement of operations in accordance with U.S. GAAP.

(2)	See Note 15 – Net Income (Loss) Per Share/Unit for calculation of net income per share.

(3)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.
Results of Operations
On February 1, 2018, the Company sold substantially all of Cole Capital, which is presented as discontinued operations for all periods presented. The Company’s continuing operations represent primarily those of the real estate investment segment. The operating expense reimbursements line item has been combined into rental revenue for prior periods presented to be consistent with the current year presentation.
Rental Revenue
The table below sets forth, for the periods presented, rental revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018	2019 vs 2018 Increase/(Decrease)
Rental revenue	$316,843	$315,074	$1,769

Rental revenue remained relatively constant, increasing less than 1.0%, during the three months ended March 31, 2019 as compared to the same period in 2018. The increase in rental revenue related to real estate acquisitions was substantially offset by the decrease in rental revenue related to real estate dispositions.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018	2019 vs 2018 Increase/(Decrease)
Acquisition-related	$985	$777	$208
Insurance recoveries, net of litigation and non-routine costs	(21,492)	21,740	(43,232)
Property operating	32,378	30,565	1,813
General and administrative	14,846	15,240	(394)
Depreciation and amortization	136,555	166,152	(29,597)
Impairments	11,988	6,036	5,952
Restructuring	9,076	—	9,076
Total operating expenses	$184,336	$240,510	$(56,174)
Acquisition-Related Expenses
Acquisition-related expenses, which consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals, increased $0.2 million during the three months ended March 31, 2019 as compared to the same period in 2018.
Insurance Recoveries, Net of Litigation and Non-Routine Costs
During the three months ended March 31, 2019, the Company recorded $21.5 million of net insurance recoveries, as compared to $21.7 million of net litigation and non-routine costs during the same period in 2018. During the three months ended March 31, 2019, the Company signed a settlement and release agreement with certain insurance carriers and received $48.4 million of insurance recoveries, offset by $12.2 million of litigation settlements, both related to litigation filed as a result of the findings of the Audit Committee Investigation. Related litigation costs decreased $7.0 million for the three months ended March 31, 2019 as compared to the same period in 2018.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increase in property operating expenses of $1.8 million during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to additional reimbursable ground rent recorded in conjunction with the adoption of ASC 842 on January 1, 2019.
General and Administrative Expenses
The decrease of $0.4 million during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to lower professional and bank fees.
Depreciation and Amortization Expenses
The decrease of $29.6 million during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to furniture and fixtures that were fully depreciated during 2018, as they had reached the end of their useful lives.
Impairments
The increase in impairments of $6.0 million during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to the increase in the number of properties impaired. The Company impaired 24 properties during the three months ended March 31, 2019 as compared to 12 properties during the three months ended March 31, 2018.

Restructuring Expenses
During the three months ended March 31, 2019, the Company recorded $9.1 million of restructuring expenses related to the reorganization of the business after the sale of its investment management segment and services performed pursuant to the Services Agreement.
Other (Expense) Income, Provision for Income Taxes and Income (Loss) from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018	2019 vs 2018 Increase/(Decrease)
Interest expense	$(71,254)	$(70,425)	$829
Other income, net	(402)	7,709	(8,111)
Equity in income and gain on disposition of unconsolidated entities	500	1,065	(565)
Gain on disposition of real estate and real estate assets held for sale, net	10,831	17,335	(6,504)
Provision for income taxes	(1,211)	(1,212)	(1)
Income from discontinued operations, net of income taxes	—	3,501	(3,501)
Interest Expense
Interest expense remained relatively constant during the three months ended March 31, 2019 as compared to the same period in 2018.
Other Income, Net
The decrease of $8.1 million during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to a $5.1 million gain in 2018 from measuring the Company’s investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method with no comparable gain in the same period in 2019. Additionally, there was a decrease in interest income from CMBS and mortgage notes receivable during the three months ended March 31, 2019 compared to the same period in 2018.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The decrease of $0.6 million during the three months ended March 31, 2019 as compared to the same period in 2018 was primarily the result of a gain of $0.7 million recognized on the disposition and liquidation of one unconsolidated joint venture owning one property during the three months ended March 31, 2018, with no comparable gains recognized in the same period in 2019.
Gain on Disposition of Real Estate and Real Estate Assets Held For Sale, Net
The decrease in gain on disposition of real estate and real estate assets held for sale, net of $6.5 million during the three months ended March 31, 2019 as compared to the same period in 2018, was due to the Company’s disposition of 22 properties for an aggregate sales price of $66.0 million which resulted in a gain of $10.8 million during the three months ended March 31, 2019, as compared to the disposition of 40 properties for an aggregate sales price of $120.8 million during the same period in 2018 for a gain of $18.2 million. During the three months ended March 31, 2019, the Company also recognized a loss of less than $0.1 million related to assets classified as held for sale, as compared to a loss of $0.9 million during the same period in 2018.
Provision for Income Taxes
The provision for income taxes remained constant during the three months ended March 31, 2019 as compared to the same period in 2018.
Income from Discontinued Operations, Net of Income Taxes
The decrease in income from discontinued operations, net of income taxes of $3.5 million during the three months ended March 31, 2019 was primarily due to the completion of the sale of Cole Capital on February 1, 2018.

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
Nareit defines FFO as net income or loss computed in accordance with U.S. GAAP, excluding gains or losses from disposition of property, depreciation and amortization of real estate assets, impairment write-downs on real estate, and our pro rata share of adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in accordance with Nareit’s definition described above.
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, insurance recoveries, net of litigation and non-routine costs, loss on disposition of discontinued operations, net revenue or expense earned or incurred that is related to the Services Agreement, gains or losses on sale of investment securities or mortgage notes receivable, legal settlements and insurance recoveries not in the ordinary course of business, payments on fully reserved loan receivables and restructuring expenses. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net of bad debt expense related to straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three months ended March 31, 2019 and 2018 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Three Months Ended March 31,
	2019	2018
Net income	$70,971	$32,537
Dividends on non-convertible preferred stock	(17,973)	(17,973)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(10,831)	(18,036)
Depreciation and amortization of real estate assets	135,861	165,182
Impairment of real estate	11,988	6,036
Proportionate share of adjustments for unconsolidated entities	288	446
FFO attributable to common stockholders and limited partners	190,304	168,192
Acquisition-related expenses	985	777
(Insurance recoveries), net of litigation and non-routine costs	(21,492)	21,086
Loss on disposition of discontinued operations	—	2,009
Loss (gain) on investment securities and mortgage notes receivable	470	(5,638)
Loss (gain) on derivative instruments, net	34	(273)
Amortization of premiums and discounts on debt and investments, net	(1,264)	(606)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	731	1,487
Net direct financing lease adjustments	409	539
Amortization and write-off of deferred financing costs	3,494	5,875
Deferred and other tax expense (benefit) (1)	—	(1,855)
Straight-line rent, net of bad debt expense related to straight-line rent	(7,412)	(11,260)
Equity-based compensation	2,687	2,774
Restructuring expenses	9,076	—
Other amortization and non-cash charges, net	569	514
Proportionate share of adjustments for unconsolidated entities	(188)	12
Adjustments for Excluded Properties	—	423
AFFO attributable to common stockholders and limited partners	178,403	184,056

Weighted-average shares of Common Stock outstanding - basic	968,460,296	972,663,193
Effect of Limited Partner OP Units and dilutive securities(2)	24,838,018	24,110,249
Weighted-average shares of Common Stock outstanding - diluted(3)	993,298,314	996,773,442

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.18
____________________________________

(1)
This adjustment represents the non-current portion of the provision for or benefit from income taxes in order to show only the current portion of the provision for or benefit from income taxes as an impact to AFFO.

(2)	Dilutive securities include unvested Restricted Shares, unvested Restricted Stock Units and stock options.

(3)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash and any shares underlying Restricted Stock Units that are not issuable based on the Company’s level of achievement of certain performance targets through the respective reporting period.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal operating expenses;

•	fund capital expenditures, tenant improvements and leasing costs

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	pay litigation costs and expenses (including any settlements and judgments); and

•	fund property acquisitions.
We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of existing Credit Facility;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.
Continuous Equity Offering Program
On September 19, 2016, the Company registered the Prior Program pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the three months ended March 31, 2019, the Company issued 3.3 million shares of Common Stock pursuant to the Prior Program at a weighted average price per share of $8.46, for gross proceeds of $28.0 million. The weighted average price per share, net of offering costs, was $8.33, for net proceeds of $27.5 million. Aggregate shares issued under the Prior Program, including those issued subsequent to the three months ended March 31, 2019, totaled 5.0 million, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million. The proceeds from any sale of shares have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
On April 15, 2019, the Company established a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions (collectively, the “Offering”). The proceeds from any sale of shares in the Offering will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. The Offering replaced the Company’s Prior Program.
Share Repurchase Program
On May 3, 2018, the Company’s Board of Directors terminated its prior share repurchase program and authorized the 2018 Share Repurchase Program, which permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warrant. On May 6, 2019, the Company’s Board of Directors authorized a new share repurchase program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022.
There were no share repurchases under the 2018 Share Repurchase Program during the three months ended March 31, 2019. As of March 31, 2019, the Company had $194.4 million available for share repurchases under the 2018 Share Repurchase Program through the program’s expiration date of May 3, 2019. Shares of Common Stock repurchased by the Company, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the three months ended March 31, 2019, the Company disposed of 22 properties, for an aggregate sales price of $66.0 million, of which the Company’s share was $62.1 million, resulting in consolidated proceeds of $60.5 million after closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.

Credit Facility
Summary and Obligations
On May 23, 2018, the Company, as guarantor, and the Operating Partnership, as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto that allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Credit Facility Term Loan. As of March 31, 2019, the Revolving Credit Facility had an outstanding balance of $195.0 million and $900.0 million had been drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of March 31, 2019, letters of credit outstanding were $3.9 million.
On January 24, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, to hedge interest rate volatility. The swap agreements effectively fixed the Credit Facility Term Loan interest rate, including the spread which can vary based on our credit rating, at approximately 3.84%.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2019.
Corporate Bonds
Summary and Obligations
On February 6, 2019, the Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, were repaid, utilizing borrowings under the Credit Facility.
As of March 31, 2019, the OP had $2.65 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of March 31, 2019, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.

Convertible Debt
Summary and Obligations
As of March 31, 2019, the Company had $402.5 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the 2020 Convertible Notes during the three months ended March 31, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of March 31, 2019.
Mortgage Notes Payable
Summary and Obligations
As of March 31, 2019, the Company had non-recourse mortgage indebtedness of $1.9 billion, which was collateralized by 459 properties, reflecting a decrease from December 31, 2018 of $2.4 million derived primarily from our disposition activity during the three months ended March 31, 2019. Our mortgage indebtedness bore interest at the weighted-average rate of 4.93% per annum and had a weighted-average maturity of 3.2 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties and had no restrictions on the payment of dividends.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements as of March 31, 2019.
Litigation
The Company entered into settlement agreements with certain plaintiffs for payments totaling approximately $12.2 million which was accrued and included in insurance recoveries, net of litigation and non-routine costs for the period ending March 31, 2019.  During the three months ended December 31, 2018, the Company accrued $15.7 million related to settlement agreements with certain plaintiffs, which was paid during the three months ended March 31, 2019.
Dividends
On February 20, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2019 to stockholders of record as of March 29, 2019, which was paid on April 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of March 31, 2019, there were approximately 42.9 million shares of Series F Preferred Stock (and approximately 42.9 million corresponding Series F Preferred Units that were issued to the General Partner) and 49,766 Limited Partner Series F Preferred Units that were issued and outstanding.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,914,706	$164,849	$617,957	$459,741	$672,159
Interest payments - mortgage notes (1) (2)	298,302	70,098	144,935	80,830	2,439
Principal payments - Credit Facility	1,095,000	—	—	1,095,000	—
Interest payments - Credit Facility (1) (2)	166,083	31,828	83,719	50,536	—
Principal payments - corporate bonds	2,650,000	—	400,000	—	2,250,000
Interest payments - corporate bonds	722,816	88,416	226,151	202,776	205,473
Principal payments - convertible debt	402,500	—	402,500	—	—
Interest payments - convertible debt	25,743	11,320	14,423	—	—
Operating and ground lease commitments	349,713	16,572	45,497	43,473	244,171
Build-to-suit and other commitments (3)	27,539	27,539	—	—	—
Total	$7,652,402	$410,622	$1,935,182	$1,932,356	$3,374,242
____________________________________

(1)
As of March 31, 2019, we had $50.5 million of variable rate mortgage notes and $900.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $13.9 million of variable rate debt were calculated using a forward LIBOR curve.

(3)
Includes one build-to-suit development project, the Company’s share of capital expenditures related an expansion project of the property held within an unconsolidated joint venture and letters of credit outstanding.

Cash Flow Analysis for the three months ended March 31, 2019
Operating Activities – During the three months ended March 31, 2019, net cash provided by operating activities increased $44.1 million to $194.0 million from $149.9 million during the same period in 2018. The increase was primarily due to the receipt of an insurance settlement of $48.4 million during the three months ended March 31, 2019.
Investing Activities – Net cash used in investing activities for the three months ended March 31, 2019 changed $131.7 million to $22.8 million from net cash provided by investing activities of $108.9 million during the same period in 2018. The change was primarily related to net proceeds from disposition of discontinued operations of $123.9 million during the three months ended March 31, 2018.
Financing Activities – Net cash used in financing activities of $193.5 million decreased $72.9 million during the three months ended March 31, 2019 from $266.4 million during the same period in 2018. The decrease was primarily related to no share repurchases in 2019, as compared to $44.6 million of repurchases in the same period in 2018 and proceeds from the issuance of Common Stock under the continuous equity offering program of $20.9 million in 2019 with no comparable issuances during the same period in 2018. The Company had an increase in net borrowings on the Credit Facility of $757.0 million, from $65.0 million of net repayments during the three months ended March 31, 2018 to $692.0 million of net borrowings during the three months ended March 31, 2019, which was offset by the repayment of the 2019 Senior Notes, of $750.0 million.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2019.
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
As discussed in Note 13 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The Company conducted substantially all of the Cole Capital business activities through a taxable REIT subsidiary (“TRS”). A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Puerto Rico and, as a result, it files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Related Party Transactions and Agreements
Through the closing of the Cole Capital sale, we were contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to each of the Cole REIT’s respective board of directors an approach for providing investors with liquidity. In addition, we distributed the shares of common stock for certain of the Cole REITs and advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. We received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. See Note 14 – Related Party Transactions and Arrangements to our consolidated financial statements in this report for a further explanation of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in our Annual Report on Form 10-K for the year ended December 31, 2018:
•Loss Contingencies;
•Goodwill Impairment;
•Real Estate Investment Impairment; and
•Allocation of Purchase Price of Real Estate Assets

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
Interest Rate Risk
As of March 31, 2019, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value each of $5.9 billion. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $248.7 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $164.0 million.
As of March 31, 2019, our debt included variable-rate debt with a fair value of $209.0 million and a carrying value of $208.9 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2019 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $2.1 million annually. See Note 6 – Debt to our consolidated financial statements.
As of March 31, 2019, our interest rate swap had a fair value that resulted in assets of $0.4 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

Item 4. Controls and Procedures.
I. Discussion of Controls and Procedures of the General Partner
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption beginning January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.
II. Discussion of Controls and Procedures of the Operating Partnership
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate its adoption beginning January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading “Litigation” in Note 10 – Commitments and Contingencies to our consolidated financial statements contained herein is incorporated by reference into this Part II, Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
During the three months ended March 31, 2019, the Operating Partnership redeemed an aggregate of 37,108 Series F Preferred Units for 37,108 shares of Series F Preferred Stock. These shares of Series F Preferred Stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, based upon factual representations received from the limited partners who received the shares of Series F Preferred Stock.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Purchased (1)	Average Price Paid Per Share/Unit (2)
January 1, 2019 - January 31, 2019	—	$—
February 1, 2019 - February 28, 2019	12,071	8.27
March 1, 2019 - March 31, 2019	11,410	$8.23
Total	23,481	$8.25
_______________________________________________

(1)
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the first quarter of 2019, the General Partner and the Operating Partnership repurchased shares of Common Stock and corresponding OP Units that were issued to the General Partner, respectively, in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes upon the vesting of employee Restricted Shares.

(2)	The price paid per share/unit is based on the weighted average closing price on the respective vesting date.
There were no share repurchases under the 2018 Share Repurchase Program during the first quarter of 2019. See Note 12 –  Equity for further discussion of the 2018 Share Repurchase Program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.7	Form of 3.75% Convertible Senior Notes due 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 11, 2013).
4.8
Indenture, dated as of February 6, 2014, among ARC Properties Operating Partnership, L.P., Clark Acquisition, LLC, the guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).

Exhibit No.	Description
4.9	Officers’ Certificate, dated as of February 6, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).
4.10
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 13, 2015).

4.11	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.12	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.15	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.17	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
10.1†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.2†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Executive Officers) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.3†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.4†
Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Executive Officers and CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.5†
Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.6†
Form of Equity Plan Non-Qualified Stock Option Award Agreement (Executive Officers and CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.7†
Form of Equity Plan Non-Qualified Stock Option Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

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

Exhibit No.	Description
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________

*	Filed herewith

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

† Management contract or compensatory plan or arrangement.

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
Dated: May 7, 2019