Form 10-Q
period 2019-06-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2019-08-07
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file numbers: 001-35263 and 333-197780

VEREIT, Inc.
VEREIT Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

Maryland	(VEREIT, Inc.)		45-2482685
Delaware	(VEREIT Operating Partnership, L.P.)		45-1255683
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2325 E. Camelback Road, 9th Floor	Phoenix	AZ	85016
(Address of principal executive offices)			(Zip Code)

800	606-3610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Trading symbol(s):	Name of each exchange on which registered:
Common Stock	$0.01 par value per share (VEREIT, Inc.)	VER	New York Stock Exchange
6.70% Series F Cumulative Redeemable Preferred Stock	$0.01 par value per share (VEREIT, Inc.)	VER PF	New York Stock Exchange
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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 973,385,899 shares of common stock of VEREIT, Inc. outstanding as of August 2, 2019.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2019 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
For the quarterly period ended June 30, 2019

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,763,348	$2,843,212
Buildings, fixtures and improvements	10,352,928	10,749,228
Intangible lease assets	1,927,699	2,012,399
Total real estate investments, at cost	15,043,975	15,604,839
Less: accumulated depreciation and amortization	3,488,838	3,436,772
Total real estate investments, net	11,555,137	12,168,067
Operating lease right-of-use assets	221,798	—
Investment in unconsolidated entities	68,633	35,289
Cash and cash equivalents	211,510	30,758
Restricted cash	20,692	22,905
Rent and tenant receivables and other assets, net	343,788	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	22,553	2,609
Total assets	$13,781,884	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,745,331	$1,922,657
Corporate bonds, net	2,621,130	3,368,609
Convertible debt, net	396,766	394,883
Credit facility, net	895,033	401,773
Below-market lease liabilities, net	152,654	173,479
Accounts payable and accrued expenses	127,799	145,611
Deferred rent and other liabilities	77,713	69,714
Distributions payable	187,359	186,623
Operating lease liabilities	225,972	—
Total liabilities	6,429,757	6,663,349
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 42,871,246 and 42,834,138 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	429	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 973,385,899 and 967,515,165 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	9,734	9,675
Additional paid-in-capital	12,655,018	12,615,472
Accumulated other comprehensive loss	(28,026)	(1,280)
Accumulated deficit	(5,416,759)	(5,467,236)
Total stockholders’ equity	7,220,396	7,157,059
Non-controlling interests	131,731	143,085
Total equity	7,352,127	7,300,144
Total liabilities and equity	$13,781,884	$13,963,493

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental revenue	$312,043	$315,664	$628,886	$630,738
Operating expenses:
Acquisition-related	985	909	1,970	1,686
Litigation and non-routine costs, net	(3,769)	107,087	(25,261)	128,827
Property operating	32,503	31,436	64,881	62,001
General and administrative	16,416	16,287	31,262	31,527
Depreciation and amortization	118,022	164,235	254,577	330,387
Impairments	8,308	11,664	20,296	17,700
Restructuring	290	—	9,366	—
Total operating expenses	172,755	331,618	357,091	572,128
Other (expenses) income:
Interest expense	(69,803)	(70,320)	(141,057)	(140,745)
(Loss) gain on extinguishment and forgiveness of debt, net	(1,472)	5,249	(1,472)	5,249
Other income, net	3,175	1,320	2,773	9,029
Equity in income and gain on disposition of unconsolidated entities	505	327	1,005	1,392
Gain on disposition of real estate and real estate assets held for sale, net	221,755	5,821	232,586	23,156
Total other income (expenses), net	154,160	(57,603)	93,835	(101,919)
Income (loss) before taxes	293,448	(73,557)	365,630	(43,309)
Provision for income taxes	(1,164)	(1,134)	(2,375)	(2,346)
Income (loss) from continuing operations	292,284	(74,691)	363,255	(45,655)
Income from discontinued operations, net of income taxes	—	224	—	3,725
Net income (loss)	292,284	(74,467)	363,255	(41,930)
Net (income) loss attributable to non-controlling interests (1)	(6,626)	1,797	(8,293)	1,055
Net income (loss) attributable to the General Partner	$285,658	$(72,670)	$354,962	$(40,875)

Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$0.27	$(0.09)	$0.33	$(0.08)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$0.00	$—	$0.00
Basic and diluted net income (loss) per share attributable to common stockholders	$0.27	$(0.09)	$0.33	$(0.08)
_______________________________________________

(1)	Represents (income) loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$292,284	$(74,467)	$363,255	$(41,930)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(16,308)	—	(27,594)	—
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	99	56	196	161
Unrealized loss on investment securities, net	—	(62)	—	(899)
Total other comprehensive loss	(16,209)	(6)	(27,398)	(738)

Total comprehensive income (loss)	276,075	(74,473)	335,857	(42,668)
Comprehensive (income) loss attributable to non-controlling interests (1)	(6,241)	1,797	(7,641)	1,072
Total comprehensive income (loss) attributable to the General Partner	$269,834	$(72,676)	$328,216	$(41,596)
_______________________________________________

(1)	Represents comprehensive (income) loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	3,309,808	33	27,511	—	—	27,544	—	27,544
Conversion of OP Units to Common Stock	—	—	—	—	(26)	—	—	(26)	26	—
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	1	—	—	922	—	—	923	(923)	—
Repurchases of Common Stock to settle tax obligation	—	—	(199,083)	(2)	(1,593)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	950,487	10	2,862	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,480)	(133,480)	—	(133,480)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,222)	(1,222)	—	(1,222)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,940)	(17,940)	(33)	(17,973)
Net income	—	—	—	—	—	—	69,304	69,304	1,667	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(10,922)	(267)	(11,189)
Balance, March 31, 2019	42,871,246	$429	971,576,377	$9,716	$12,645,148	$(12,202)	$(5,550,574)	$7,092,517	$140,357	$7,232,874
Issuance of Common Stock, net	—	—	1,773,456	18	14,516	—	—	14,534	—	14,534
Repurchases of Common Stock to settle tax obligation	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	36,066	—	3,883	—	—	3,883	—	3,883
Distributions declared on Common Stock— $0.1375 per common share	—	—	—	—	—	—	(133,841)	(133,841)	—	(133,841)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(44)	(44)	—	(44)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,958)	(17,958)	(15)	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	—	6,429	6,429
Surrender of Limited Partner OP Units	—	—	—	—	(8,520)	—	—	(8,520)	(18,017)	(26,537)
Net income	—	—	—	—	—	—	285,658	285,658	6,626	292,284
Other comprehensive loss	—	—	—	—	—	(15,824)	—	(15,824)	(385)	(16,209)
Balance, June 30, 2019	42,871,246	$429	973,385,899	$9,734	$12,655,018	$(28,026)	$(5,416,759)	$7,220,396	$131,731	$7,352,127

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Repurchases of Common Stock under share repurchase programs	—	—	(6,399,666)	(64)	(44,521)	—	—	(44,585)	—	(44,585)
Repurchases of Common Stock to settle tax obligation	—	—	(230,436)	(2)	(1,658)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	576,005	5	2,927	—	—	2,932	—	2,932
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,104)	(133,104)	—	(133,104)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(522)	(522)	—	(522)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	31,795	31,795	742	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(715)	(17)	(732)
Balance, March 31, 2018	42,834,138	$428	968,154,486	$9,681	$12,611,006	$(4,284)	$(4,896,349)	$7,720,482	$156,023	$7,876,505
Conversion of OP Units to Common Stock	—	—	32,439	—	241	—	—	241	(241)	—
Repurchases of Common Stock under share repurchase programs	—	—	(807,210)	(8)	(5,561)	—	—	(5,569)	—	(5,569)
Repurchases of Common Stock to settle tax obligation	—	—	(69,931)	(1)	(487)	—	—	(488)	—	(488)
Equity-based compensation, net	—	—	184,011	2	3,946	—	—	3,948	—	3,948
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,010)	(133,010)	—	(133,010)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(274)	(274)	—	(274)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net loss	—	—	—	—	—	—	(72,670)	(72,670)	(1,797)	(74,467)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)	—	(6)
Balance, June 30, 2018	42,834,138	$428	967,493,795	$9,674	$12,609,145	$(4,290)	$(5,120,240)	$7,494,717	$150,687	$7,645,404

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$363,255	$(41,930)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	260,771	342,316
Gain on real estate assets, net	(232,597)	(23,857)
Impairments	20,296	17,700
Equity-based compensation	6,755	6,880
Equity in income of unconsolidated entities and gain on joint venture	(1,005)	(691)
Distributions from unconsolidated entities	—	1,328
Loss (gain) on investments	464	(5,638)
Loss (gain) on derivative instruments	58	(378)
Non-cash restructuring expense	4,048	—
Loss (gain) on extinguishment and forgiveness of debt, net	1,472	(5,249)
Surrender of Limited Partner OP Units	(26,536)	—
Changes in assets and liabilities:
Investment in direct financing leases	821	1,041
Rent and tenant receivables, operating lease right-of-use and other assets, net	(9,596)	(23,561)
Assets held for sale classified as discontinued operations	—	(2,492)
Accounts payable and accrued expenses	(13,104)	4,240
Deferred rent, operating lease and other liabilities	(27,084)	3,781
Due to affiliates	—	(66)
Liabilities related to discontinued operations	—	(13,861)
Net cash provided by operating activities	348,018	259,563
Cash flows from investing activities:
Investments in real estate assets	(191,550)	(179,198)
Capital expenditures and leasing costs	(19,695)	(7,735)
Real estate developments	(10,537)	(4,609)
Principal repayments received on investment securities and mortgage notes receivable	88	5,045
Investments in unconsolidated entities	(2,767)	—
Return of investment from unconsolidated entities	—	85
Proceeds from disposition of real estate and joint venture	739,873	180,723
Proceeds from disposition of discontinued operations	—	123,925
Payments related to disposition of discontinued operations	—	(1,010)
Investment in leasehold improvements and other assets	(798)	(359)
Deposits for real estate assets	(3,072)	(6,648)
Proceeds from sale of investments and other assets	8,199	1,351
Uses and refunds of deposits for real estate assets	2,946	7,070
Proceeds from the settlement of property-related insurance claims	334	747
Line of credit advances to Cole REITs	—	(2,200)
Line of credit repayments from Cole REITs	—	3,800
Net cash provided by investing activities	523,021	120,987
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	128
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(175,962)	(32,373)
Proceeds from credit facility	1,034,000	675,000
Payments on credit facility	(537,000)	(665,000)
Payments on corporate bonds, including extinguishment costs	(750,000)	—
Payments of deferred financing costs	(182)	(20,578)
Repurchases of Common Stock under the Share Repurchase Programs	—	(50,154)
Repurchases of Common Stock to settle tax obligations	(1,604)	(2,148)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	42,078	—
Contributions from non-controlling interest holders	64	—
Distributions paid	(303,894)	(303,949)
Net cash used in financing activities	(692,500)	(399,074)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Net change in cash and cash equivalents and restricted cash	$178,539	$(18,524)

Cash and cash equivalents and restricted cash, beginning of period	53,663	64,036
Less: cash and cash equivalents of discontinued operations	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838

Cash and cash equivalents and restricted cash from continuing operations, end of period	$232,202	$45,512
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176
Restricted cash at beginning of period	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838

Cash and cash equivalents at end of period	211,510	18,434
Restricted cash at end of period	20,692	27,078
Cash and cash equivalents and restricted cash at end of period	$232,202	$45,512

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,763,348	$2,843,212
Buildings, fixtures and improvements	10,352,928	10,749,228
Intangible lease assets	1,927,699	2,012,399
Total real estate investments, at cost	15,043,975	15,604,839
Less: accumulated depreciation and amortization	3,488,838	3,436,772
Total real estate investments, net	11,555,137	12,168,067
Operating lease right-of-use assets	221,798	—
Investment in unconsolidated entities	68,633	35,289
Cash and cash equivalents	211,510	30,758
Restricted cash	20,692	22,905
Rent and tenant receivables and other assets, net	343,788	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	22,553	2,609
Total assets	$13,781,884	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,745,331	$1,922,657
Corporate bonds, net	2,621,130	3,368,609
Convertible debt, net	396,766	394,883
Credit facility, net	895,033	401,773
Below-market lease liabilities, net	152,654	173,479
Accounts payable and accrued expenses	127,799	145,611
Deferred rent and other liabilities	77,713	69,714
Distributions payable	187,359	186,623
Operating lease liabilities	225,972	—
Total liabilities	6,429,757	6,663,349
Commitments and contingencies (Note 10)
General Partner's preferred equity, 42,871,246 and 42,834,138 General Partner Series F Preferred Units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	675,350	710,325
General Partner's common equity, 973,385,899 and 967,515,165 General Partner OP Units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6,545,046	6,446,734
Limited Partner's preferred equity, 49,766 and 86,874 Limited Partner Series F Preferred Units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,912	2,883
Limited Partner's common equity, 20,793,463 and 23,715,908 Limited Partner OP Units issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	128,542	138,931
Total partners’ equity	7,350,850	7,298,873
Non-controlling interests	1,277	1,271
Total equity	7,352,127	7,300,144
Total liabilities and equity	$13,781,884	$13,963,493

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rental revenue	$312,043	$315,664	$628,886	$630,738
Operating expenses:
Acquisition-related	985	909	1,970	1,686
Litigation and non-routine costs, net	(3,769)	107,087	(25,261)	128,827
Property operating	32,503	31,436	64,881	62,001
General and administrative	16,416	16,287	31,262	31,527
Depreciation and amortization	118,022	164,235	254,577	330,387
Impairments	8,308	11,664	20,296	17,700
Restructuring	290	—	9,366	—
Total operating expenses	172,755	331,618	357,091	572,128
Other (expenses) income:
Interest expense	(69,803)	(70,320)	(141,057)	(140,745)
(Loss) gain on extinguishment and forgiveness of debt, net	(1,472)	5,249	(1,472)	5,249
Other income, net	3,175	1,320	2,773	9,029
Equity in income and gain on disposition of unconsolidated entities	505	327	1,005	1,392
Gain on disposition of real estate and real estate assets held for sale, net	221,755	5,821	232,586	23,156
Total other income (expenses), net	154,160	(57,603)	93,835	(101,919)
Income (loss) before taxes	293,448	(73,557)	365,630	(43,309)
Provision for income taxes	(1,164)	(1,134)	(2,375)	(2,346)
Income (loss) from continuing operations	292,284	(74,691)	363,255	(45,655)
Income from discontinued operations, net of income taxes	—	224	—	3,725
Net income (loss)	292,284	(74,467)	363,255	(41,930)
Net loss attributable to non-controlling interests (1)	30	16	58	56
Net income (loss) attributable to the OP	$292,314	$(74,451)	$363,313	$(41,874)

Basic and diluted net income (loss) per unit from continuing operations attributable to common unitholders	$0.27	$(0.09)	$0.33	$(0.08)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$0.00	$—	$0.00
Basic and diluted net income (loss) per unit attributable to common unitholders	$0.27	$(0.09)	$0.33	$(0.08)

_______________________________________________

(1)	Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$292,284	$(74,467)	$363,255	$(41,930)
Other comprehensive loss:
Unrealized loss on interest rate derivatives	(16,308)	—	(27,594)	—
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	99	56	196	161
Unrealized loss on investment securities, net	—	(62)	—	(899)
Total other comprehensive loss	(16,209)	(6)	(27,398)	(738)

Total comprehensive income (loss)	276,075	(74,473)	335,857	(42,668)
Comprehensive loss attributable to non-controlling interests (1)	30	16	58	56
Total comprehensive income (loss) attributable to the OP	$276,105	$(74,457)	$335,915	$(42,612)
_______________________________________________

(1)	Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2019	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	3,309,808	27,544	—	—	27,544	—	27,544
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	—	(26)	—	26	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—	—	—	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(199,083)	(1,595)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	—	—	950,487	2,872	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	64	64
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,480)	—	(3,262)	(136,742)	—	(136,742)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Distributions to Series F Preferred Units	—	(17,940)	—	(33)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	69,304	—	1,695	70,999	(28)	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(267)	(11,189)	—	(11,189)
Balance, March 31, 2019	42,871,246	$693,308	49,766	$1,927	971,576,377	$6,399,209	23,715,908	$137,123	$7,231,567	$1,307	$7,232,874
Issuance of common OP Units, net	—	—	—	—	1,773,456	14,534	—	—	14,534	—	14,534
Repurchases of common OP Units to settle tax obligation	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	—	—	36,066	3,883	—	—	3,883	—	3,883
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,841)	—	(3,264)	(137,105)	—	(137,105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Distributions to Series F Preferred Units	—	(17,958)	—	(15)	—	—	—	—	(17,973)	—	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	6,429	6,429	—	6,429
Surrender of Limited Partner OP Units	—	—	—	—	—	(8,520)	(2,922,445)	(18,017)	(26,537)	—	(26,537)
Net income (loss)	—	—	—	—	—	285,658	—	6,656	292,314	(30)	292,284
Other comprehensive loss	—	—	—	—	—	(15,824)	—	(385)	(16,209)	—	(16,209)
Balance, June 30, 2019	42,871,246	$675,350	49,766	$1,912	973,385,899	$6,545,046	20,793,463	$128,542	$7,350,850	$1,277	$7,352,127

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2018	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Repurchases of common OP Units under share repurchase programs	—	—	—	—	(6,399,666)	(44,585)	—	—	(44,585)	—	(44,585)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(230,436)	(1,660)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	—	—	576,005	2,932	—	—	2,932	—	2,932
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,104)	—	(3,264)	(136,368)	—	(136,368)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(522)	—	—	(522)	—	(522)
Distributions to Series F Preferred Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	31,795	—	782	32,577	(40)	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(17)	(732)	—	(732)
Balance, March 31, 2018	42,834,138	$764,136	86,874	$2,991	968,154,486	$6,956,346	23,748,347	$151,767	$7,875,240	$1,265	$7,876,505
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	32,439	241	(32,439)	(241)	—	—	—
Repurchases of common OP Units under share repurchase programs	—	—	—	—	(807,210)	(5,569)	—	—	(5,569)	—	(5,569)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(69,931)	(488)	—	—	(488)	—	(488)
Equity-based compensation, net	—	—	—	—	184,011	3,948	—	—	3,948	—	3,948
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,010)	—	(3,262)	(136,272)	—	(136,272)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(274)	—	—	(274)	—	(274)
Distributions to Series F Preferred Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(72,670)	—	(1,781)	(74,451)	(16)	(74,467)
Other comprehensive loss	—	—	—	—	—	(6)	—	—	(6)	—	(6)
Balance, June 30, 2018	42,834,138	$746,199	86,874	$2,955	967,493,795	$6,748,518	23,715,908	$146,483	$7,644,155	$1,249	$7,645,404

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$363,255	$(41,930)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	260,771	342,316
Gain on real estate assets, net	(232,597)	(23,857)
Impairments	20,296	17,700
Equity based compensation	6,755	6,880
Equity in income of unconsolidated entities	(1,005)	(691)
Distributions from unconsolidated entities	—	1,328
Loss (gain) on investments	464	(5,638)
Loss (gain) on derivative instruments	58	(378)
Non-cash restructuring expense	4,048	—
Loss (gain) on extinguishment and forgiveness of debt, net	1,472	(5,249)
Surrender of Limited Partner OP Units	(26,536)	—
Changes in assets and liabilities:
Investment in direct financing leases	821	1,041
Rent and tenant receivables, operating lease right-of-use and other assets, net	(9,596)	(23,561)
Assets held for sale classified as discontinued operations	—	(2,492)
Accounts payable and accrued expenses	(13,104)	4,240
Deferred rent, operating lease and other liabilities	(27,084)	3,781
Due to affiliates	—	(66)
Liabilities related to discontinued operations	—	(13,861)
Net cash provided by operating activities	348,018	259,563
Cash flows from investing activities:
Investments in real estate assets	(191,550)	(179,198)
Capital expenditures and leasing costs	(19,695)	(7,735)
Real estate developments	(10,537)	(4,609)
Principal repayments received on investment securities and mortgage notes receivable	88	5,045
Investments in unconsolidated entities	(2,767)	—
Return of investment from unconsolidated entities	—	85
Proceeds from disposition of real estate and joint venture	739,873	180,723
Proceeds from disposition of discontinued operations	—	123,925
Payments related to disposition of discontinued operations	—	(1,010)
Investment in leasehold improvements and other assets	(798)	(359)
Deposits for real estate assets	(3,072)	(6,648)
Proceeds from sale of investments and other assets	8,199	1,351
Uses and refunds of deposits for real estate assets	2,946	7,070
Proceeds from the settlement of property-related insurance claims	334	747
Line of credit advances to Cole REITs	—	(2,200)
Line of credit repayments from Cole REITs	—	3,800
Net cash provided by investing activities	523,021	120,987
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	128
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(175,962)	(32,373)
Proceeds from credit facility	1,034,000	675,000
Payments on credit facility	(537,000)	(665,000)
Payments on corporate bonds, including extinguishment costs	(750,000)	—
Payments of deferred financing costs	(182)	(20,578)
Repurchases of Common Stock under the Share Repurchase Programs	—	(50,154)
Repurchases of Common Stock to settle tax obligations	(1,604)	(2,148)
Proceeds from the issuance of Common Stock, net of underwriters’ discount	42,078	—
Contributions from non-controlling interest holders	64	—
Distributions paid	(303,894)	(303,949)
Net cash used in financing activities	(692,500)	(399,074)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Net change in cash and cash equivalents and restricted cash	$178,539	$(18,524)

Cash and cash equivalents and restricted cash, beginning of period	53,663	64,036
Less: cash and cash equivalents of discontinued operations	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838

Cash and cash equivalents and restricted cash from continuing operations, end of period	$232,202	$45,512
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176
Restricted cash at beginning of period	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838

Cash and cash equivalents at end of period	211,510	18,434
Restricted cash at end of period	20,692	27,078
Cash and cash equivalents and restricted cash at end of period	$232,202	$45,512

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited)

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 97.9% of the common equity interests in the OP as of June 30, 2019 with the remaining 2.1% of the common equity interests owned by unaffiliated investors and certain former directors, officers and employees of ARC Properties Advisors, LLC (the “Former Manager”), which is net of the surrendered 2.9 million Limited Partner OP Units discussed in Note 12 – Equity. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 21, 2019. There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2019, except any policies impacted by the adoption of the Leasing ASUs, as defined in the “Recent Accounting Pronouncements” section herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization and Note 12 – Equity, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock or Series F Preferred Units to Series F Preferred Stock, any difference between the fair value of shares of Common Stock or Series F Preferred Stock, as applicable, issued and the carrying value of the OP Units or Series F Preferred Units, as applicable, converted is recorded as a component of equity. As of June 30, 2019 and December 31, 2018, there were approximately 20.8 million, net of the surrendered 2.9 million Limited Partner OP Units discussed in Note 12 – Equity, and 23.7 million Limited Partner OP Units issued and outstanding, respectively, and 49,766 and 86,874 Limited Partner Series F Preferred Units issued and outstanding, respectively.

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
The operating expense reimbursements line item has been combined into rental revenue for prior periods presented to be consistent with the current year presentation. The (loss) gain on derivative instruments, net line item has been combined into other income, net for prior periods presented to be consistent with the current year presentation.
The distributions declared on Common Stock line item from prior periods has been updated to exclude distributions on restricted stock units (“Restricted Stock Units”) and deferred stock units (“Deferred Stock Units”) on the consolidated statements of changes in equity for all periods presented. These amounts are now included in the line item dividend equivalents on awards granted under the Equity Plan (as defined below), which also includes dividend equivalents on restricted share awards (“Restricted Shares”). The dividend equivalents on Restricted Shares were previously included in the line item distributions to participating securities in the consolidated statements of changes in equity.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
Litigation and Non-Routine Costs, Net
The Company has incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company’s insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and non-routine costs, net include the following costs and recoveries (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Litigation and non-routine costs, net:
Audit Committee Investigation and related matters (1)	$22,767	$17,232	$37,458	$38,960
Legal fees and expenses (2)	—	123	2	135
Litigation settlements (3)	—	90,000	12,235	90,000
Total costs	22,767	107,355	49,695	129,095
Insurance recoveries	—	(268)	(48,420)	(268)
Other recoveries (4)	(26,536)	—	(26,536)	—
Total	$(3,769)	$107,087	$(25,261)	$128,827
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

(2)
Includes legal fees and expenses associated with litigation resulting from prior mergers and excludes amounts presented in income from discontinued operations, net of income taxes in the consolidated statements of operations for the six months ended June 30, 2018.

(3)	Refer to Note 10 – Commitments and Contingencies for additional information.

(4)	Represents the surrender of 2.9 million Limited Partner OP Units. Refer to Note 12 – Equity for additional information.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of June 30, 2019, the General Partner had cumulatively awarded under its Equity Plan approximately 16.6 million shares of Common Stock, which was comprised of 4.0 million Restricted Shares, net of the forfeiture of 3.7 million Restricted Shares through that date, 6.6 million Restricted Stock Units, net of the forfeiture/cancellation of 1.8 million Restricted Stock Units through that date, 0.6 million Deferred Stock Units, and 5.4 million stock options, net of forfeiture/cancellation of 0.2 million stock options through that date. Accordingly, as of such date, approximately 88.2 million additional shares were available for future issuance, excluding the effect of the 5.4 million stock options. At June 30, 2019, a total of 45,000 shares were awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.
The following is a summary of equity-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted Shares	$—	$157	$77	$317
Time-Based Restricted Stock Units (1)	1,234	1,233	2,484	2,602
Long-Term Incentive-Based Restricted Stock Units	1,383	1,485	2,612	2,697
Deferred Stock Units	947	957	1,018	1,015
Stock Options	319	173	564	249
Total	$3,883	$4,005	$6,755	$6,880
___________________________________

(1)	Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of June 30, 2019, total unrecognized compensation expense related to these awards was approximately $20.3 million, with an aggregate weighted-average remaining term of 2.3 years.
Restructuring
On February 1, 2018, the Company completed the sale of its investment management segment and entered into a services agreement (the “Services Agreement”) with the purchaser, pursuant to which the Company continued to provide certain investment management and other services through March 31, 2019. See Note 13 — Discontinued Operations for further discussion. During the six months ended June 30, 2019, in connection with the cessation of services under the Services Agreement, the Company recorded $9.4 million of restructuring expenses related to the reorganization of its business, of which $8.4 million related to office lease terminations and modifications and $1.3 million related to the cessation of services under the Services Agreement, including severance, net of ASC 842 operating lease adjustments of $0.3 million. No restructuring expenses were recorded prior to January 1, 2019. The Company expects to incur an additional $1.6 million of restructuring expenses during 2019.
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
The Company elected all practical expedients permitted under ASC 842, other than the hindsight practical expedient. Accordingly, the Company will retain distinction between a finance lease (i.e., capital leases under existing guidance) and an operating lease and account for its existing operating leases as operating leases under the new guidance, which did not require the reassessment of lease arrangements, lease classification or initial direct costs. The Company does not have a cumulative effect adjustment to retained earnings upon adoption.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
Accounting Standards Not Yet Adopted
In June 2016, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income and requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP. The effective date for ASU 2016-13 is for fiscal years (including the interim periods therein) beginning after December 15, 2019. The Company is currently evaluating the impact these amendments will have on its consolidated financial statements.
Note 3– Real Estate Investments and Related Intangibles
Property Acquisitions
During the six months ended June 30, 2019, the Company acquired controlling financial interests in 33 commercial properties for an aggregate purchase price of $200.5 million (the “2019 Acquisitions”), which includes $1.0 million of external acquisition-related expenses that were capitalized. During the six months ended June 30, 2018, the Company acquired a controlling interest in 19 commercial properties for an aggregate purchase price of $181.2 million (the “2018 Acquisitions”), which includes $1.1 million of external acquisition-related expenses that were capitalized.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Real estate investments, at cost:
Land	$40,460	$37,732
Buildings, fixtures and improvements	135,182	121,310
Total tangible assets	175,642	159,042
Acquired intangible assets:
In-place leases and other intangibles (1)	24,817	19,564
Above-market leases (2)	—	2,750
Assumed intangible liabilities:
Below-market leases (3)	—	(116)
Total purchase price of assets acquired	$200,459	$181,240

____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 15.8 years and 13.9 years for 2019 Acquisitions and 2018 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 10.8 years for 2018 Acquisitions.

(3)	The weighted average amortization period for assumed intangible lease liabilities is 9.9 years for 2018 Acquisitions.
As of June 30, 2019, the Company invested $16.4 million, including $0.5 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $11.9 million, and the project is expected to be completed within the next 12 months.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Property Dispositions and Real Estate Assets Held for Sale
During the six months ended June 30, 2019, the Company disposed of 75 properties, including the sale of six consolidated properties to two newly-formed joint ventures in which the Company owns a 20% equity interest (the “Industrial Partnership”), for an aggregate gross sales price of $809.2 million, of which our share was $796.4 million after the profit participation payments related to the disposition of 23 Red Lobster properties. The dispositions resulted in proceeds of $739.9 million after closing costs and contributions to the Industrial Partnership. The Company recorded a gain of $233.4 million related to the dispositions which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the six months ended June 30, 2018, the Company disposed of 77 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate gross sales price of $181.6 million, of which our share was $175.5 million after the profit participation payment related to the disposition of 11 Red Lobster properties. The dispositions resulted in proceeds of $175.1 million after closing costs. The Company recorded a gain of $24.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
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
As of June 30, 2019, there were six properties classified as held for sale with a carrying value of $22.6 million, included in real estate assets held for sale, net in the accompanying consolidated balance sheets, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2018, there were five properties classified as held for sale. During the six months ended June 30, 2019, the Company recorded a loss of $0.8 million related to held for sale properties. During the six months ended June 30, 2018, the Company recorded a loss of $1.1 million related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	June 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $722,414 and $703,909, respectively	15.7	$902,319	$980,971
Leasing commissions, net of accumulated amortization of $4,747 and $4,048, respectively	10.0	15,364	15,660
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $104,395 and $105,936, respectively	16.3	178,460	201,875
Total intangible lease assets, net		$1,096,143	$1,198,506

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $93,481 and $89,905, respectively	19.0	$152,654	$173,479

The aggregate amount of amortization of above‑ and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $1.3 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $65.8 million and $70.1 million for the six months ended June 30, 2019 and 2018, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2019 (amounts in thousands):

	Remainder of 2019	2020	2021	2022	2023
In-place leases and other intangibles:
Total projected to be included in amortization expense	$62,166	$116,036	$108,821	$95,259	$84,774
Leasing commissions:
Total projected to be included in amortization expense	1,128	2,120	1,962	1,871	1,690
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	10,145	19,556	19,128	18,315	17,371
Below-market lease liabilities:
Total projected to be included in rental revenue	8,661	15,815	14,674	13,832	13,110

Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, the consolidated joint venture had total assets of $32.1 million and $32.5 million, respectively, of which $29.6 million and $29.9 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $13.9 million and $14.0 million, as of June 30, 2019 and December 31, 2018, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) consisted of interests in the Industrial Partnership and one joint venture as of June 30, 2019 and an interest in one joint venture as of December 31, 2018.
During the six months ended June 30, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein.
The Unconsolidated Joint Ventures had total aggregate debt outstanding of $269.3 million as of June 30, 2019, which is non-recourse to the Company, as discussed in Note 6 – Debt. There was no debt outstanding related to the Unconsolidated Joint Venture as of December 31, 2018.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

The following is a summary of the Company’s investments in unconsolidated joint ventures as of June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

			Carrying Amount of Investment (2)		Equity in Income
					Six Months Ended
Investment	Ownership % (1)	Number of Properties	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018
Faison JV Bethlehem GA	90%	1	$39,087	$35,289	$1,035	$673
Industrial Partnership	20%	6	29,546	—	(30)	—
			$68,633	$35,289	$1,005	$673
____________________________________

(1)
The Company’s ownership interest reflects its legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.

(2)
The total carrying amount of the investments was greater than the underlying equity in net assets by $4.7 million as of June 30, 2019 and December 31, 2018. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

Note 4 –Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Straight-line rent receivable, net (1)	$258,579	$259,106
Accounts receivable, net (1)	36,895	36,939
Deferred costs, net (2)	11,197	17,515
Investment in direct financing leases, net	10,323	13,254
Investment in Cole REITs (3)	7,552	7,844
Prepaid expenses	6,058	5,022
Leasehold improvements, property and equipment, net (4)	5,506	9,754
Other assets, net	7,678	16,658
Total	$343,788	$366,092
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

(2)
Amortization expense for deferred costs related to the revolving credit facilities totaled $0.9 million and $2.1 million for the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $49.7 million and $47.6 million as of June 30, 2019 and December 31, 2018, respectively.

(3)
On February 1, 2018, the Company completed the sale of Cole Capital (as described in Note 13 — Discontinued Operations), retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”).

(4)
Amortization expense for leasehold improvements totaled $0.1 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively, with no related write-offs. Accumulated amortization was $2.8 million and $5.9 million as of June 30, 2019 and December 31, 2018, respectively. Depreciation expense for property and equipment totaled $0.3 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, with no related write-offs. Depreciation expense for property and equipment totaled $0.7 million for the six months ended June 30, 2019, inclusive of write-offs of less than $0.1 million and $0.8 million for the six months ended June 30, 2018, with no related write-offs. Accumulated depreciation was $4.9 million and $7.0 million as of June 30, 2019 and December 31, 2018, respectively. The Company disposed of $4.1 million, net, of leasehold improvements, property and equipment, which is included in restructuring in the accompanying consolidated statements of operations for the six months ended June 30, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2019
Assets:
Investment in Cole REITs	$—	$—	$7,552	$7,552
Liabilities:
Derivative liabilities	$—	$(27,594)	$—	$(27,594)

	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Assets:
Derivative assets	$—	$544	$—	$544
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$—	$544	$7,844	$8,388

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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Investment in Cole REITs – The fair values of CCIT II, CCIT III and CCPT V were estimated using the net asset value per share. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2019 (in thousands):

Investment in Cole REITs
Beginning balance, January 1, 2019	$7,844
Unrealized loss included in other income, net	(292)
Ending Balance, June 30, 2019	$7,552
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2018 (in thousands):

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

___________________________________

(1)
As of December 31, 2018, the Company did not own any commercial mortgage-backed securities (“CMBS”). Prior to the repayment or sale, the Company’s CMBS were carried at fair value and were valued using Level 3 inputs.

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
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 42 properties were deemed to be impaired resulting in impairment charges of $20.3 million during the six months ended June 30, 2019. The impairment charges relate to certain office, retail and restaurant properties that, during 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased. During the six months ended June 30, 2018, net real estate assets related to 31 properties were deemed to be impaired, resulting in impairment charges of $17.7 million.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2019, the Company used a range of discount rates from 8.0% to 8.3% with a weighted-average rate of 8.1% and capitalization rates from 7.5% to 7.8% with a weighted-average rate of 7.6%.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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

	Level	Carrying Amount at June 30, 2019	Fair Value at June 30, 2019	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,754,571	$1,814,875	$1,933,209	$1,961,496
Corporate bonds, net	2	2,646,213	2,806,706	3,395,885	3,368,928
Convertible debt, net	2	399,561	406,372	398,591	396,905
Credit facility	2	900,000	900,000	403,000	403,000
Total liabilities		$5,700,345	$5,927,953	$6,130,685	$6,130,329

_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Note 6 – Debt
As of June 30, 2019, the Company had $5.7 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.4 years and a weighted-average interest rate of 4.52%. The following table summarizes the carrying value of debt as of June 30, 2019 and December 31, 2018, and the debt activity for the six months ended June 30, 2019 (in thousands):

		Six Months Ended June 30, 2019
	Balance as of December 31, 2018	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2019
Mortgage notes payable:
Outstanding balance	$1,917,132	$—	$(174,725)	$—	$1,742,407	(1)
Net premiums (2)	16,077	—	107	(4,020)	12,164
Deferred costs	(10,552)	—	125	1,187	(9,240)
Mortgages notes payable, net	1,922,657	—	(174,493)	(2,833)	1,745,331
Corporate bonds:
Outstanding balance	3,400,000	—	(750,000)	—	2,650,000
Discount (3)	(4,115)	—	—	328	(3,787)
Deferred costs	(27,276)	—	—	2,193	(25,083)
Corporate bonds, net	3,368,609	—	(750,000)	2,521	2,621,130
Convertible debt:
Outstanding balance	402,500	—	—	—	402,500
Discount (3)	(3,909)	—	—	970	(2,939)
Deferred costs	(3,708)	—	—	913	(2,795)
Convertible debt, net	394,883	—	—	1,883	396,766

Credit facility:
Outstanding balance	403,000	1,034,000	(537,000)	—	900,000
Deferred costs (4)	(1,227)	(4,280)	—	540	(4,967)
Credit facility, net	401,773	1,029,720	(537,000)	540	895,033

Total debt	$6,087,922	$1,029,720	$(1,461,493)	$2,111	$5,658,260
____________________________________

(1)	Includes $19.5 million related to one mortgage note payable in default.

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

(4)	Deferred costs relate to the Credit Facility Term Loan, as defined in the “Credit Facility” section below.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of June 30, 2019 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	413	$3,442,917	$1,728,546	5.16%		3.2
Variable-rate debt	1	33,723	13,861	5.63%	(4)	0.1
Total (5)	414	$3,476,640	$1,742,407	5.16%		3.1
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of June 30, 2019.

(5)
The table above does not include mortgage notes associated with Unconsolidated Joint Ventures of $269.3 million, which is non-recourse to the Company. The mortgage notes have a weighted-average fixed interest rate of 3.57% and mature on June 6, 2024.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At June 30, 2019, except for the loan in default described below, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
During the three months ended June 30, 2019, the Company received a notice of default from the lender of a non-recourse loan secured by one property, which had an outstanding balance of $19.5 million on the notice date, due to intentional non-payment of amounts due in accordance with the loan documents. On July 2, 2019, a foreclosure sale occurred to settle the mortgage note obligation.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to June 30, 2019 (in thousands):

Total
July 1, 2019 - December 31, 2019 (1)	$38,035
2020	264,823
2021	352,381
2022	290,854
2023	125,667
Thereafter	670,647
Total	$1,742,407

____________________________________

(1)	Includes $19.5 million for the acceleration of principal payable related to one mortgage note in default with a stated maturity in 2023.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Corporate Bonds
As of June 30, 2019, the OP had $2.65 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance June 30, 2019	Interest Rate	Maturity Date
2021 Senior Notes	$400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$2,650,000	4.449%

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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of June 30, 2019, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
As of June 30, 2019, the Company had convertible senior notes due December 15, 2020 (the “2020 Convertible Notes”) with a balance of $402.5 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.8 million and the unamortized discount of $2.9 million. The discount will be amortized over the remaining term of 1.5 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of June 30, 2019, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the six months ended June 30, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of June 30, 2019.
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
As of June 30, 2019, there was no outstanding balance under the Revolving Credit Facility. As of June 30, 2019, $900.0 million had been drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of June 30, 2019, letters of credit outstanding were $3.9 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2019.
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
June 30, 2019 (Unaudited) – (Continued)

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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in other income, net in the consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings.
Cash Flow Hedges of Interest Rate Risk
On January 24, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, which were designated as cash flow hedges.  Based on the General Partner’s then credit rating and interest rate of LIBOR + 1.35%, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at approximately 3.84%. As of June 30, 2019, these interest rate swaps were in a liability position with a fair value of $27.6 million, which is included in deferred rent and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2018, the Company had no interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The Company reclassified previously unrealized losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the three and six months ended June 30, 2019, the Company recorded unrealized losses of $16.3 million and $27.6 million, respectively, for changes in the fair value of the cash flow hedges in accumulated other comprehensive income. There were no similar amounts during the three and six months ended June 30, 2018.
During the next twelve months, the Company estimates that an additional $6.1 million will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of June 30, 2019, the Company had no interest rate swaps that were not designated as qualifying hedging relationships. As of December 31, 2018, the Company had one interest rate swap that was not designated as a qualifying hedging relationship, with a notional amount of $50.7 million and was in an asset position with an estimated fair value of $0.5 million, which is included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheet.
A loss of less than $0.1 million for each of the three and six months ended June 30, 2019, and a gain of $0.1 million and $0.4 million for the three and six months ended June 30, 2018, respectively, related to the change in the fair value of derivatives not designated as hedging instruments were recorded in other income, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures:
Cash paid for interest	$147,317	$59,136
Cash paid for income taxes	3,962	4,919
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$8,551	$4,490
Accrued deferred financing costs	—	98
Real estate contributions to Industrial Partnership	29,577	—
Distributions declared and unpaid	143,306	142,494
Distributions payable relinquished	6,429	—
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	—	16,200
Exchange of real estate investments	8,900	—

Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accrued interest	$33,789	$43,916
Accrued real estate and other taxes	29,214	25,208
Accrued legal fees	25,492	32,715
Accounts payable	2,799	2,673
Accrued other	36,505	41,099
Total	$127,799	$145,611

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
June 30, 2019 (Unaudited) – (Continued)

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
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “SDNY Consolidated Securities Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On September 8, 2016, the court issued an order directing plaintiffs to file a third amended complaint to reflect certain prior rulings by the court in connection with various motions to dismiss. The third amended complaint was filed on September 30, 2016 and the defendants were not required to file new answers. On August 31, 2017, the court issued an order granting plaintiffs’ motion for class certification. Defendants’ petitions seeking leave to appeal the court’s order granting class certification were denied on January 24, 2018. Fact depositions were concluded at the end of 2018. At a status conference in April 2019, the court denied the summary judgment motions filed by the defendants. The court also set a schedule for expert discovery, which was completed at the end of July 2019. Trial has been adjourned from September 9, 2019 to January 21, 2020 and the Court has scheduled conferences during the week of September 9, 2019 to address pre-trial motions. A final pre-trial conference was also scheduled for November 7, 2019.
The Company, certain of its former officers and directors, and the OP, among others, were also named as defendants in thirteen individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (the “Jet Capital Action”); Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975; and Cohen & Steers Institutional Realty Shares, Inc. et al v. American Realty Capital Properties, Inc. et al., No. 18-cv-06770, (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company entered into a series of agreements dated September 30 through October 26, 2018, to settle twelve of the thirteen pending Opt-Out Actions (the “Opt Out Settlement Agreements”) brought by plaintiffs holding shares of common stock and swaps referencing common stock representing approximately 18% of VEREIT’s outstanding shares of common stock held at the end of the period covered by the litigations, for an aggregate payment of $127.5 million. The Opt Out Settlement Agreements contain mutual releases by both Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in each Action and/or

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

third parties, including claims for contribution for amounts paid in the settlement. The Opt Out Settlement Agreements do not contain any admission of liability, wrongdoing or responsibility by any of the parties. The only remaining opt out action in the Southern District of New York is the Jet Capital Action, which is proceeding on the same schedule as the SDNY Consolidated Securities Class Action.
On October 27, 2015, the Company and certain of its former officers, among others, were also named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”, and such plaintiffs, “Plaintiffs”). The Vanguard Action asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On June 7, 2018, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) to settle the Vanguard Action for a payment of $90 million. The Settlement Agreement contains mutual releases by Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in the Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Settlement Agreement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. Vanguard’s holdings accounted for approximately 13% of the Company’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions.
In addition to the settlement of the opt-out actions and the Vanguard Action discussed above, between February 5, 2019 and April 5, 2019, the Company entered into a series of agreements to settle claims with shareholders who decided not to participate as class members in the SDNY Consolidated Securities Class Action. Pursuant to the terms of the settlement agreements, the shareholders released all claims that were the subject matter of the SDNY Consolidated Securities Class Action and the Company made payments totaling $27.9 million. In total, the Company has now settled claims of shareholders who held shares of common stock and swaps referencing common stock representing approximately 35.3% of VEREIT’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions for payments totaling approximately $245.4 million. Of the $27.9 million in payments referenced above, $12.2 million is recorded in “Litigation and non-routine costs, net” in the accompanying consolidated statement of operations for the six months ended June 30, 2019, and the balance of $15.7 million was recorded in the Company’s consolidated financial statements for the year ended December 31, 2018.
On June 24, 2019, the Company and certain of its former officers were named as defendants in an individual action filed in the Supreme Court of the State of New York captioned Lakewood Capital Partners, L.P. v. American Realty Capital Properties, Inc., et al., Index No. 653676/2019, alleging claims of common law fraud arising out of allegedly false and misleading statements similar to those that are the subject of the SDNY Consolidated Securities Class Action. The Company is not yet required to respond to the complaint.
The Company was also named as a nominal defendant, and certain of its former officers and directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together the “SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. Fact discovery and summary judgment briefing in the Witchko Action was coordinated with the SDNY Consolidated Securities Class Action. At the April 2019 status conference, the court denied the summary judgement motions in the SDNY Derivative Action as premature, with leave to refile at a later date. The court has not yet set a trial date in the SDNY Derivative Action.
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
June 30, 2019 (Unaudited) – (Continued)

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
There can be no assurance as to whether or how the completed settlements may affect any potential future resolution of any other pending lawsuit or claims, the timing of any such resolution, or the amount at which any other matter may be resolved. The Company has not reserved amounts for the SEC investigation, the on-going class action and the remaining opt out actions discussed above because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. With respect to the class action specifically, which represents substantially all of the remaining shares with alleged claims, although the Company believes a loss is probable, it is currently unable to reasonably estimate a possible range of loss because the litigation involves significant uncertainties, including, but not limited to, the complexity of the facts, the legal theories and the nature of the claims, the resolution of significant pre-trial motions, the applicable methodology for determining any damages for each of the different types of claims, the extent to which members of the class would or would not file a claim, and the uncertainty inherent in a class action where the trading history and other relevant characteristics of the claimants are not currently known. The ultimate resolution of all of these matters, the timing and substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
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
Purchase and Build-to-Suit Commitments
In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties. As of June 30, 2019, the Company had one build-to-suit development project with an estimated remaining committed investment of $11.9 million.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Note 11 - Leases
Lessor
The Company is the lessor for its 3,951 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.04 years to 25.6 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed:
Cash rent	$277,324	$279,662	$559,899	$560,550
Straight-line rent	8,043	11,422	15,455	22,387
Lease intangible amortization	(611)	(688)	(1,342)	(2,175)
Sub-lease (1)	5,282	4,080	10,771	8,009
Total fixed	290,038	294,476	584,783	588,771

Variable (2)	21,794	20,943	43,675	41,457
Income from direct financing leases	211	245	428	510
Total rental revenue	$312,043	$315,664	$628,886	$630,738
____________________________________

(1)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.

(2)	Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
July 1, 2019 - December 31, 2019	$517,007	$1,209
2020	1,067,012	2,215
2021	1,031,450	2,095
2022	961,627	2,006
2023	881,681	1,622
Thereafter	5,320,409	788
Total	$9,779,186	$9,935
____________________________________

(1)
Related to 24 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.

Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.5 years to 80.1 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 16.6 years as of June 30, 2019. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.92% as of June 30, 2019. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
The following table presents the lease expense components for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost (1)	$5,418	$12,396
Sublease income (2)	$(5,282)	$(10,771)
___________________________________

(1)	No cash paid for operating lease liabilities was capitalized.

(2)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $2.8 million and operating lease liabilities by $3.1 million, for non-cash activity related to dispositions and lease modifications during the six months ended June 30, 2019.
The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of June 30, 2019 (in thousands).

Future Minimum Lease Payments
July 1, 2019 - December 31, 2019	$11,031
2020	23,022
2021	22,708
2022	22,541
2023	21,280
Thereafter	244,406
Total	344,988
Less: imputed interest	119,016
Total	$225,972

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

Note 12 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of June 30, 2019, the General Partner had approximately 973.4 million shares of Common Stock issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Additionally, the Operating Partnership had approximately 973.4 million General Partner OP Units issued and outstanding as of June 30, 2019, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Programs
On September 19, 2016, the Company registered a continuous equity offering program (the “Prior Program”) pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the six months ended June 30, 2019, the Company had issued 5.0 million shares under the Prior Program, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million.
On April 15, 2019, the Company established a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions ( the “Current ATM Program”). The Current ATM Program replaced the Prior Program. The proceeds from any sale of shares under the Prior Program or the Current ATM Program have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. No shares have been issued under the Current ATM Program as of June 30, 2019.
Series F Preferred Stock and Series F Preferred OP Units
As of June 30, 2019, there were approximately 42.9 million shares of Series F Preferred Stock (and approximately 42.9 million corresponding General Partner Series F Preferred Units) and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Limited Partner OP Units
As of June 30, 2019 the Operating Partnership had approximately 20.8 million Limited Partner OP Units outstanding, net of the subsequently surrendered 2.9 million Limited Partner OP Units discussed below.
On July 16, 2019, the SEC filed a complaint in United States District Court for the Southern District of New York charging the Company’s Former Manager and certain of the Former Manager’s principals with securities law violations for, among other things, wrongfully obtaining certain incentive fees in connection with mergers entered into by the Company in 2013 and 2014. Simultaneously with the filing of the complaint, the parties entered into proposed settlement agreements, without admitting or denying the allegations of the complaint, pursuant to which 2.9 million Limited Partner OP Units were surrendered by the Former Manager and its principals to the Company. In accordance with U.S. GAAP, the Company recorded the surrender of the Limited Partner OP Units as a reduction to litigation and non-routine costs, net, of $26.5 million, using a per share price of $9.08, during the three and six months ended June 30, 2019 in the accompanying consolidated statements of operations. In addition to surrendering the 2.9 million Limited Partner OP Units, the Former Manager and its principals have relinquished any rights to $6.4 million of dividends on those units, which the Company has withheld payment of since October 2015. The Company reduced distributions payable and non-controlling interests in the accompanying financial statements of VEREIT, Inc. and distributions payable, General Partner’s common equity and Limited Partner’s common equity in the accompanying financial statements of the OP. The court approved the settlements on July 17, 2019 and the Limited Partner OP Units were subsequently canceled on July 26, 2019. In accordance with U.S. GAAP, the diluted per share calculation reflects a reduction of the canceled Limited Partner OP Units as of June 30, 2019.
As of June 30, 2019, the Company has received redemption requests totaling approximately 13.1 million Limited Partner OP Units from certain affiliates of the Former Manager, which would have been redeemable for a corresponding number of shares of Common Stock. The Company believes it has potential claims against recipients of those OP Units and has engaged in discussions with affiliates of the Former Manager regarding the redemption requests. Pending any resolution, the Company does not currently intend to satisfy any of the redemption requests. In light of the potential claims, since October 15, 2015, the OP has not paid distributions in respect of a substantial portion of the outstanding Limited Partner OP Units when the Common Stock dividends were otherwise paid.
Common Stock Dividends
On May 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2019 to stockholders of record as of June 28, 2019, which was paid on July 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Share Repurchase Programs
On May 3, 2018, the Company’s Board of Directors terminated its prior share repurchase program and authorized a new program (the “2018 Share Repurchase Program”) that permitted the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warranted. On May 6, 2019, the Company’s Board of Directors authorized a new share repurchase program (the “2019 Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the programs, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The share repurchase programs do not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are subject to prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the share repurchase programs, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2018 or 2019 Share Repurchase Programs during the six months ended June 30, 2019. As of June 30, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program and had repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million under the 2018 Share Repurchase Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Note 13 — Discontinued Operations
On November 13, 2017, the Company entered into a purchase and sale agreement (as amended by that certain First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, the “Cole Capital Purchase and Sale Agreement”). On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital, under the terms of the Cole Capital Purchase and Sale Agreement. Substantially all of the Cole Capital segment’s operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. The OP sold all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC for approximately $120.0 million paid in cash at closing. The Company could also receive up to an aggregate of $80.0 million of additional fees over the next five years if future revenues of Cole Capital exceed a specified dollar threshold (the “Net Revenue Payments”). There were no Net Revenue Payments received or earned since the sale. Substantially all of the Cole Capital segment financial results are reflected in the financial statements as discontinued operations. There were no discontinued operations or cash flows for the three and six months ended June 30, 2019.
The following is a summary of the financial information for discontinued operations for the three and six months ended June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues:
Offering-related fees and reimbursements	$—	$1,027
Transaction service fees and reimbursements	—	334
Management fees and reimbursements	—	6,452
Total revenues	—	7,813
Operating expenses:
Cole Capital reallowed fees and commissions	—	602
Transaction costs	—	(654)
General and administrative	—	4,450
Total operating expenses	—	4,398
Operating income	—	3,415
Gain (loss) on disposition and assets held for sale (1)	224	(1,785)
Income before taxes	224	1,630
Benefit from income taxes	—	2,095
Income from discontinued operations, net of income taxes	$224	$3,725
___________________________________

(1)
The positive balance for the three months ended June 30, 2018 is a result of estimated expenses used to calculate the loss on disposition in prior periods that exceeded actual expenses incurred. The Company recognized a loss on classification as held for sale of $20.0 million during the three months ended December 31, 2017.

The following is a summary of cash flows related to discontinued operations for the six months ended June 30, 2018 (in thousands):

Six Months Ended June 30, 2018
Cash flows related to discontinued operations:
Cash flows used in operating activities	$(10,438)
Cash flows from investing activities	$122,915

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Note 14 – Related Party Transactions and Arrangements
Cole Capital
Through February 1, 2018, the Company was contractually responsible for managing CCIT II, CCIT III, Cole Credit Property Trust IV, Inc. (“CCPT IV”), CCPT V, and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“INAV” and collectively with CCIT II, CCIT III, CCPT IV, CCPT V, the “Cole REITs”) affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company was responsible for raising capital for certain Cole REITs, advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. The Company received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. As discussed in Note 13 —Discontinued Operations, on February 1, 2018, the Company completed the sale of Cole Capital. The Cole Capital financial results are reflected in the consolidated statements of operations as discontinued operations for all periods presented. As a result of the sale of Cole Capital, the Cole REITs are no longer affiliated with the Company.
During the three and six months ended June 30, 2018, the Company earned less than $0.1 million and $7.9 million, respectively of offering-related, transaction services and management fees and reimbursements from the Cole REITs. No such fees were earned during the three and six months ended June 30, 2019.
Investment in the Cole REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the six months ended June 30, 2018, to the Cole Purchaser, retaining interests in the Cole REITs. As of June 30, 2019 and December 31, 2018, the Company owned aggregate equity investments of $7.6 million and $7.8 million, respectively, in the Cole REITs. During the six months ended June 30, 2018, the Company recognized a gain of $5.1 million related to the change in fair value from the carrying value at December 31, 2017, which is included in other income, net in the accompanying consolidated statement of operations. During the six months ended June 30, 2019, the Company recognized a loss of $0.3 million related to the change in fair value from the carrying value at December 31, 2018, which is included in other income, net in the accompanying consolidated statements of operations.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three and six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$292,284	$(74,691)	$363,255	$(45,655)
Noncontrolling interests’ (income) loss from continuing operations	(6,626)	1,802	(8,293)	1,144
Net income (loss) from continuing operations attributable to the General Partner	285,658	(72,889)	354,962	(44,511)
Dividends to preferred shares and units	(17,973)	(17,973)	(35,946)	(35,946)
Net income (loss) from continuing operations available to the General Partner	267,685	(90,862)	319,016	(80,457)
Earnings allocated to participating securities	—	(11)	—	(22)
Income from discontinued operations, net of income taxes	—	224	—	3,725
Income from discontinued operations attributable to limited partners	—	(5)	—	(89)
Net income (loss) available to common stockholders used in basic net income (loss) per share	267,685	(90,654)	319,016	(76,843)
Income attributable to limited partners	6,656	—	8,351	—
Net income (loss) used in basic and diluted net income (loss) per share	$274,341	$(90,654)	$327,367	$(76,843)

Weighted average number of Common Stock outstanding - basic	973,723,139	968,192,162	971,106,256	970,398,002
Effect of Limited Partner OP Units and dilutive securities	26,054,596	—	25,636,664	—
Weighted average number of common shares - diluted	999,777,735	968,192,162	996,742,920	970,398,002

Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$0.27	$(0.09)	$0.33	$(0.08)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$0.00	$—	$0.00
Basic and diluted net income (loss) per share attributable to common stockholders	$0.27	$(0.09)	$0.33	$(0.08)

The following were excluded from diluted net income (loss) per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average unvested Restricted Shares and Restricted Stock Units	—	185,652	—	214,899
OP Units	—	23,722,325	—	23,735,264

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three and six months ended June 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) from continuing operations	$292,284	$(74,691)	$363,255	$(45,655)
Noncontrolling interests’ loss from continuing operations	30	16	58	56
Net income (loss) from continuing operations attributable to the Operating Partnership	292,314	(74,675)	363,313	(45,599)
Dividends to preferred units	(17,973)	(17,973)	(35,946)	(35,946)
Net income (loss) from continuing operations available to the Operating Partnership	274,341	(92,648)	327,367	(81,545)
Earnings allocated to participating units	—	(11)	—	(22)
Income from discontinued operations, net of income taxes	—	224	—	3,725
Net income (loss) used in basic and diluted net income (loss) per unit	$274,341	$(92,435)	$327,367	$(77,842)

Weighted average number of common units outstanding - basic	997,406,933	991,914,486	994,806,018	994,133,266
Effect of dilutive securities	2,370,802	—	1,936,902	—
Weighted average number of common units - diluted	999,777,735	991,914,486	996,742,920	994,133,266

Basic and diluted net income (loss) per unit from continuing operations attributable to common unitholders	$0.27	$(0.09)	$0.33	$(0.08)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$0.00	$—	$0.00
Basic and diluted net income (loss) per unit attributable to common unitholders	$0.27	$(0.09)	$0.33	$(0.08)

The following were excluded from diluted net income (loss) per unit attributable to common unitholders, as the effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average unvested Restricted Shares and Restricted Stock Units	—	185,652	—	214,899

Note 16 – Subsequent Events
The following events occurred subsequent to June 30, 2019:
Real Estate Investment Activity
From July 1, 2019 through July 31, 2019 the Company disposed of 11 properties for an aggregate gross sales price of $30.7 million, of which four were held for sale with an aggregate carrying value of $9.1 million as of June 30, 2019. The Company’s share of the aggregate sales price was $27.5 million with an estimated gain of $4.2 million. Additionally, on July 2, 2019, the foreclosure sale of one property occurred to settle the related mortgage note obligation for which the Company was in default as of June 30, 2019.
From July 1, 2019 through July 31, 2019 the Company acquired three properties for an aggregate purchase price of $21.8 million, excluding capitalized external acquisition-related expenses.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Debt Activity
Subsequent to June 30, 2019, the Company entered into forward starting interest rate swaps with a total notional amount of $400.0 million and an average effective treasury rate of approximately 2.10%. The swaps are structured to hedge the 10-year Treasury interest rate risk component associated with the expected issuance of 10-year public debt between May 1, 2020 and December 31, 2021.
Common Stock Dividend
On August 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2019 to stockholders of record as of September 30, 2019, which will be paid on October 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On August 5, 2019, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for October 2019 through December 2019 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
September 15, 2019 - October 14, 2019	October 1, 2019	October 15, 2019
October 15, 2019 - November 14, 2019	November 1, 2019	November 15, 2019
November 15, 2019 - December 14, 2019	December 1, 2019	December 16, 2019

Series F Preferred Stock
On July 5, 2019, the Company redeemed 4.0 million shares of its Series F Preferred Stock, representing approximately 9.33% of its issued and outstanding shares. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share.

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

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be subject to increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021.

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
When we refer to “operating properties” we mean properties owned and consolidated by the Company, omitting properties for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. During the three months ended June 30, 2019, the Company determined that the real estate portfolio and economic metrics of operating properties should include the Company's pro rata share of square feet and annualized rental income from the Company's unconsolidated joint ventures, based upon the Company's legal ownership percentage, which may, at times, not equal the Company's economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. The Company did not update data presented for prior periods as the impact on prior period metrics was immaterial.
As of June 30, 2019, our portfolio was comprised of 3,951 retail, restaurant, office and industrial real estate properties with an aggregate 89.8 million square feet, of which 98.9% was leased, with a weighted-average remaining lease term of 8.5 years. As of June 30, 2019, one office property (the “Excluded Property”), comprised of 145,186 square feet, of which 6,926 was vacant, that secured a mortgage note payable with debt outstanding of $19.5 million, was not considered an operating property. Omitting the Excluded Property and the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned 3,950 retail, restaurant, office and industrial real estate properties with an aggregate of 90.6 million square feet, of which 99.0% was leased, with a weighted-average remaining lease term of 8.6 years as of June 30, 2019.

Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,950 retail, restaurant, office and industrial operating properties with an aggregate 90.6 million rentable square feet and economic occupancy rate of 99.0% as of June 30, 2019, with a weighted-average remaining lease term of 8.6 years.
Operating Highlights and Key Performance Indicators
2019 Activity

•
Acquired controlling financial interests in 33 commercial properties for an aggregate purchase price of $200.5 million, which includes $1.0 million of external acquisition-related expenses that were capitalized.

•
Disposed of 75 properties, including the sale of six consolidated properties to two newly-formed joint ventures in which the Company owns a 20% equity interest, for an aggregate sales price of $809.2 million, of which the Company’s share was $796.4 million, resulting in proceeds of $739.9 million after closing costs. The Company recorded a gain of $233.4 million related to the sales.

•	The Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, was repaid utilizing borrowings under the Credit Facility.

•	Declared a quarterly dividend of $0.1375 per share of Common Stock for the second quarter of 2019, representing an annualized dividend rate of $0.55 per share.

•
Aggregate shares issued under the Prior Program through June 30, 2019, totaled 5.0 million at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30 for net proceeds of $41.8 million. No shares have been issued under the Current ATM Program as of June 30, 2019.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of June 30, 2019, based on annualized rental income of $1.1 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Portfolio Metrics
Operating properties	3,950	4,033
Rentable square feet (in millions) (1)	90.6	94.6
Economic occupancy rate (1)(2)	99.0%	98.8%
Investment-grade tenants (3)	39.6%	42.7%
____________________________________

(1)	As of June 30, 2019, rentable square feet and economic occupancy rate exclude one redevelopment property.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.

(3)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties as of June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Economic Metrics
Weighted-average lease term (in years) (1)	8.6	9.1
Lease rollover: (1)(2)
Annual average	5.8%	5.1%
Maximum for a single year	7.7%	7.5%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of June 30, 2019.

(2)	Through the end of the next five years as of the respective reporting date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Financial Metrics
Revenues (1)	$312,043	$315,664	$628,886	$630,738
Income (loss) from continuing operations	$292,284	$(74,691)	$363,255	$(45,655)
Income from discontinued operations, net of income taxes	$—	$224	$—	$3,725

Income (loss) from continuing operations attributable to common stockholders per diluted share(2)	$0.27	$(0.09)	$0.33	$(0.08)
Income from discontinued operations attributable to common stockholders per diluted share(2)	$—	$0.00	$—	$0.00
Net income (loss) attributable to common stockholders per diluted share(2)	$0.27	$(0.09)	$0.33	$(0.08)

FFO attributable to common stockholders and limited partners from continuing operations(3)	$179,038	$77,019	$369,342	$241,710
FFO attributable to common stockholders and limited partners from discontinued operations(3)	—	224	—	3,725
FFO attributable to common stockholders and limited partners(3)	$179,038	$77,243	$369,342	$245,435

AFFO attributable to common stockholders and limited partners from continuing operations(3)	$177,099	$178,794	$355,502	$359,648
AFFO attributable to common stockholders and limited partners from discontinued operations(3)	—	—	—	3,202
AFFO attributable to common stockholders and limited partners(3)	$177,099	$178,794	$355,502	$362,850

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share(3)	$0.18	$0.18	$0.36	$0.36
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share(3)	$—	$—	$—	$0.00
AFFO attributable to common stockholders and limited partners per diluted share(3)	$0.18	$0.18	$0.36	$0.36
____________________________________

(1)	Represents continuing operations as presented on the statements of operations in accordance with U.S. GAAP.

(2)	See Note 15 – Net Income (Loss) Per Share/Unit for calculation of net income (loss) per share.

(3)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

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
Rental Revenue
The table below sets forth, for the periods presented, rental revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs 2018 Increase/(Decrease)	2019	2018	2019 vs 2018 Increase/(Decrease)
Rental revenue	$312,043	$315,664	$(3,621)	$628,886	$630,738	$(1,852)
The decrease in rental revenue during the three and six months ended June 30, 2019 as compared to the same periods in 2018 was primarily due to real estate dispositions, partially offset by real estate acquisitions.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs 2018 Increase/(Decrease)	2019	2018	2019 vs 2018 Increase/(Decrease)
Acquisition-related	$985	$909	$76	$1,970	$1,686	$284
Litigation and non-routine costs, net	(3,769)	107,087	(110,856)	(25,261)	128,827	(154,088)
Property operating	32,503	31,436	1,067	64,881	62,001	2,880
General and administrative	16,416	16,287	129	31,262	31,527	(265)
Depreciation and amortization	118,022	164,235	(46,213)	254,577	330,387	(75,810)
Impairments	8,308	11,664	(3,356)	20,296	17,700	2,596
Restructuring	290	—	290	9,366	—	9,366
Total operating expenses	$172,755	$331,618	$(158,863)	$357,091	$572,128	$(215,037)
Acquisition-Related Expenses
Acquisition-related expenses, which consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals, remained relatively constant during the three and six months ended June 30, 2019, as compared to the same periods in 2018.
Litigation and Non-Routine Costs, Net
Litigation and non-routine costs, net decreased $110.9 million during the three months ended June 30, 2019, as compared to the same period in 2018, which was primarily due to the payment of $90.0 million of litigation settlements related to litigation filed as a result of the findings of the Audit Committee Investigation during the three months ended June 30, 2018 and $26.5 million of other recoveries recorded during the three months ended June 30, 2019 related to the surrender of Limited Partner OP Units by the Former Manager and its principals as described in Note 12 – Equity.
Litigation and non-routine costs, net decreased $154.1 million during the six months ended June 30, 2019, as compared to the same period in 2018. During the six months ended June 30, 2019, the Company received $48.4 million of insurance recoveries related to a settlement and release agreement with certain insurance carriers which related to litigation filed as a result of the findings of the Audit Committee Investigation and recorded $26.5 million of other recoveries related to the surrender of Limited Partner OP Units by the Former Manager and its principals as described in Note 12 – Equity. During the six months ended June 30, 2018, the Company paid $90.0 million of litigation settlements related to litigation filed as a result of the findings of the Audit Committee Investigation, as compared to $12.2 million during the six months ended June 30, 2019.

Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increase in property operating expenses of $1.1 million and $2.9 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 was primarily due to additional reimbursable ground rent recorded in conjunction with the adoption of ASC 842 on January 1, 2019.
General and Administrative Expenses
General and administrative expenses remained relatively constant during the three and six months ended June 30, 2019, as compared to the same periods in 2018.
Depreciation and Amortization Expenses
The decrease of $46.2 million and $75.8 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 was primarily due to furniture and fixtures that were fully depreciated during 2018, as they had reached the end of their useful lives, and real estate dispositions, partially offset by real estate acquisitions.
Impairments
The decrease of $3.4 million and increase of $2.6 million in impairments during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018 was primarily due to the various types of properties impaired. The Company impaired 18 and 42 properties during the three and six months ended June 30, 2019, respectively, as compared to 19 and 31 properties during the same periods in 2018.
Restructuring Expenses
During the three and six months ended June 30, 2019, the Company recorded $0.3 million and $9.4 million, respectively, of restructuring expenses related to the reorganization of the business after the sale of its investment management segment and cessation of services performed pursuant to the Services Agreement.
Other Income, Provision for Income Taxes and Income from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	2019 vs 2018 Increase/(Decrease)	2019	2018	2019 vs 2018 Increase/(Decrease)
Interest expense	$(69,803)	$(70,320)	$(517)	$(141,057)	$(140,745)	$312
(Loss) gain on extinguishment and forgiveness of debt, net	(1,472)	5,249	(6,721)	(1,472)	5,249	(6,721)
Other income, net	3,175	1,320	1,855	2,773	9,029	(6,256)
Equity in income and gain on disposition of unconsolidated entities	505	327	178	1,005	1,392	(387)
Gain on disposition of real estate and real estate assets held for sale, net	221,755	5,821	215,934	232,586	23,156	209,430
Provision for income taxes	(1,164)	(1,134)	30	(2,375)	(2,346)	29
Income from discontinued operations, net of income taxes	—	224	(224)	—	3,725	(3,725)
Interest Expense
Interest expense remained relatively constant during the three and six months ended June 30, 2019 as compared to the same periods in 2018.

(Loss) Gain on Extinguishment and Forgiveness of Debt, Net
During the three and six months ended June 30, 2019, the Company recorded a loss on extinguishment of debt of $1.5 million related to the prepayment of one mortgage note payable. During the three and six months ended June 30, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, which was secured by one property, which resulted in a gain on forgiveness of debt of $5.2 million.
Other Income, Net
The increase of $1.9 million in other income, net during the three months ended June 30, 2019, as compared to the same period in 2018 was primarily due to a $2.5 million payment received during the three months ended June 30, 2019 related to the Company’s bankruptcy claim related to a prior tenant.
The decrease of $6.3 million in other income, net during the six months ended June 30, 2019, as compared to the same period in 2018 was primarily due to a $5.1 million gain in 2018 from measuring the Company’s investments in the Cole REITs at fair value after the investments were no longer accounted for using the equity method and a $0.6 million gain recognized upon the sale of certain investments in the Cole REITs with no comparable gains in the same period in 2019, offset by a $2.5 million payment received related to the Company’s bankruptcy claim related to a prior tenant.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The increase of $0.2 million in equity in income and gain on disposition of unconsolidated entities during the three months ended June 30, 2019, as compared to the same period in 2018 was primarily due to two newly-formed joint ventures during the three months ended June 30, 2019, for which the Company owns a 20% equity interest.
The decrease of $0.4 million in equity in income and gain on disposition of unconsolidated entities during the six months ended June 30, 2019, as compared to the same period in 2018, is primarily due to a gain of $0.7 million related to the disposition and liquidation of a joint venture during the six months ended June 30, 2018, offset by the increase in equity in income from the Industrial Partnership in 2019.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The increase in gain on disposition of real estate and real estate assets held for sale, net of $215.9 million during the three months ended June 30, 2019, as compared to the same period in 2018 was primarily due to the Company’s disposition of 53 properties for an aggregate sales price of $743.2 million, which resulted in a gain of $222.5 million during the three months ended June 30, 2019, as compared to the disposition of 36 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $60.8 million during the same period in 2018 for a gain of $6.0 million. During the three months ended June 30, 2019, the Company also recognized a loss of $0.8 million related to assets classified as held for sale, as compared to a loss of $0.2 million during the same period in 2018.
The increase in gain on disposition of real estate and real estate assets held for sale, net of $209.4 million during the six months ended June 30, 2019, as compared to the same period in 2018, was due to the Company’s disposition of 75 properties for an aggregate sales price of $809.2 million which resulted in a gain of $233.4 million during the six months ended June 30, 2019, as compared to the disposition of 76 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $181.6 million during the same period in 2018 for a gain of $24.2 million. During the six months ended June 30, 2019, the Company also recognized a loss of $0.8 million related to assets classified as held for sale, as compared to a loss of $1.1 million during the same period in 2018.
Provision for Income Taxes
The provision for income taxes remained constant during the three and six months ended June 30, 2019 as compared to the same periods in 2018.
Income from Discontinued Operations, Net of Income Taxes
The decrease in income from discontinued operations, net of income taxes of $0.2 million and $3.7 million during the three and six months ended June 30, 2019, respectively, was primarily due to the completion of the sale of Cole Capital on February 1, 2018.

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
Nareit defines FFO as net income or loss computed in accordance with U.S. GAAP adjusted for gains or losses from disposition of property, depreciation and amortization of real estate assets, impairment write-downs on real estate, and our pro rata share of FFO adjustments related to unconsolidated partnerships and joint ventures. We calculate FFO in accordance with Nareit’s definition described above.
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and non-routine costs, net, loss on disposition of discontinued operations, net revenue or expense earned or incurred that is related to the Services Agreement, gains or losses on sale of investment securities or mortgage notes receivable and restructuring expenses. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net of bad debt expense related to straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$292,284	$(74,467)	$363,255	$(41,930)
Dividends on non-convertible preferred stock	(17,973)	(17,973)	(35,946)	(35,946)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(221,762)	(5,821)	(232,593)	(23,857)
Depreciation and amortization of real estate assets	117,616	163,551	253,477	328,733
Impairment of real estate	8,308	11,664	20,296	17,700
Proportionate share of adjustments for unconsolidated entities	565	289	853	735
FFO attributable to common stockholders and limited partners	179,038	77,243	369,342	245,435
Acquisition-related expenses	985	909	1,970	1,686
Litigation and non-routine costs, net	(3,769)	107,087	(25,261)	128,173
Loss on disposition of discontinued operations	—	(224)	—	1,785
(Gain) loss on investment securities and mortgage notes receivable	(5)	—	465	(5,638)
Loss (gain) on derivative instruments, net	24	(105)	58	(378)
Amortization of premiums and discounts on debt and investments, net	(1,392)	(603)	(2,656)	(1,209)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	611	688	1,342	2,175
Net direct financing lease adjustments	410	503	819	1,042
Amortization and write-off of deferred financing costs	3,346	5,650	6,840	11,525
Deferred and other tax benefit (1)	—	—	—	(1,855)
Loss (gain) on extinguishment and forgiveness of debt, net	1,472	(5,249)	1,472	(5,249)
Straight-line rent, net of bad debt expense related to straight-line rent (2)	(8,043)	(11,402)	(15,455)	(22,662)
Equity-based compensation	3,706	3,716	6,393	6,490
Restructuring expenses	290	—	9,366	—
Other amortization and non-cash charges, net	617	566	1,186	1,080
Proportionate share of adjustments for unconsolidated entities	(196)	(27)	(384)	(15)
Adjustments for Excluded Properties	5	42	5	465
AFFO attributable to common stockholders and limited partners	$177,099	$178,794	$355,502	$362,850

Weighted-average shares of Common Stock outstanding - basic	973,723,139	968,192,162	971,106,256	970,398,002
Effect of Limited Partner OP Units and dilutive securities (3)	26,054,596	23,907,976	25,636,664	23,950,163
Weighted-average shares of Common Stock outstanding - diluted (4)	999,777,735	992,100,138	996,742,920	994,348,165

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.18	$0.36	$0.36
____________________________________

(1)	This adjustment represents the non-current portion of the benefit from income taxes in order to show only the current portion of the benefit from income taxes as an impact to AFFO.

(2)
Upon adoption of ASC 842, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue and does not record bad debt expense for uncollectible accounts.

(3)	Dilutive securities include unvested Restricted Shares, unvested Restricted Stock Units and stock options.

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
Common Stock Continuous Offering Programs
On September 19, 2016, the Company registered the Prior Program pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. During the three months ended June 30, 2019, the Company issued 1.7 million shares of Common stock pursuant to the Prior Program, at a weighted average price per share of $8.36, for gross proceeds of $14.5 million. The weighted average price per share, net of offering costs, was $8.23, for net proceeds of $14.2 million. During the six months ended June 30, 2019, the Company issued 5.0 million shares of Common Stock pursuant to the Prior Program, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million. The proceeds from any sale of shares have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
On April 15, 2019, the Company established the Current ATM Program, which replaced the Company’s Prior Program. The proceeds from any sale of shares in the Current ATM Program will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. No shares have been issued under the Current ATM Program as of June 30, 2019. As of June 30, 2019, an aggregate gross sales price of up to $750.0 million, through its sales agents, is available under the Current ATM Program.
Share Repurchase Programs
On May 3, 2018, the Company’s Board of Directors terminated its prior share repurchase program and authorized the 2018 Share Repurchase Program, which permitted the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warranted. On May 6, 2019, the Company’s Board of Directors authorized the 2019 Share Repurchase Program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022.
There were no share repurchases under the 2018 or 2019 Share Repurchase Programs during the six months ended June 30, 2019. As of June 30, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program through the program’s expiration date of May 6, 2022. Shares of Common Stock repurchased by the Company, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Series F Preferred Stock and Series F Preferred OP Units
On July 5, 2019, the Company redeemed 4.0 million shares of its Series F Preferred Stock, representing approximately 9.33% of its issued and outstanding shares. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share.

Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the six months ended June 30, 2019, the Company disposed of 75 properties, including the sale of six consolidated properties to the Industrial Partnership in which the Company owns a 20% equity interest, for an aggregate sales price of $809.2 million, of which the Company’s share was $796.4 million, resulting in consolidated proceeds of $739.9 million after closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and fund property acquisitions.
Credit Facility
Summary and Obligations
On May 23, 2018, the Company, as guarantor, and the Operating Partnership, as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto that allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Credit Facility Term Loan. As of June 30, 2019, the Revolving Credit Facility had no outstanding balance and $900.0 million had been drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of June 30, 2019, letters of credit outstanding were $3.9 million.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2019.

Corporate Bonds
Summary and Obligations
On February 6, 2019, the Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, were repaid, utilizing borrowings under the Credit Facility.
As of June 30, 2019, the OP had $2.65 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of June 30, 2019, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
As of June 30, 2019, the Company had $402.5 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the 2020 Convertible Notes during the six months ended June 30, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of June 30, 2019.
Mortgage Notes Payable
Summary and Obligations
As of June 30, 2019, the Company had non-recourse mortgage indebtedness of $1.7 billion, which was collateralized by 414 properties, reflecting a decrease from December 31, 2018 of $174.7 million derived primarily from our disposition activity during the six months ended June 30, 2019. Our mortgage indebtedness bore interest at the weighted-average rate of 5.16% per annum and had a weighted-average maturity of 3.1 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties and had no restrictions on the payment of dividends.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements, except for the $19.5 million loan in default as described in Note 6 – Debt to our consolidated financial statements, and had no restrictions on the payment of dividends as of June 30, 2019.

Litigation
During the six months ended June 30, 2019, the Company recorded $37.5 million of litigation costs in connection with litigations and investigations that arose from the findings of the Audit Committee Investigation and related matters and entered into settlement agreements with certain plaintiffs for payments totaling approximately $12.2 million, both of which are presented in litigation and non-routine costs, net in the consolidated statement of operations. During the three months ended December 31, 2018, the Company accrued $15.7 million related to settlement agreements with certain plaintiffs, which was paid during the six months ended June 30, 2019.
Dividends
On May 6, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the second quarter of 2019 to stockholders of record as of June 28, 2019, which was paid on July 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). As of June 30, 2019, there were approximately 42.9 million shares of Series F Preferred Stock (and approximately 42.9 million corresponding Series F Preferred Units that were issued to the General Partner) and 49,766 Limited Partner Series F Preferred Units that were issued and outstanding.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes (1)	$1,742,407	$38,035	$617,204	$416,521	$670,647
Interest payments - mortgage notes (2) (3) (4)	267,101	44,052	141,305	79,322	2,422
Principal payments - Credit Facility	900,000	—	—	900,000	—
Interest payments - Credit Facility (2) (3)	134,097	17,654	70,136	46,307	—
Principal payments - corporate bonds	2,650,000	—	400,000	—	2,250,000
Interest payments - corporate bonds	693,344	58,944	226,151	202,776	205,473
Principal payments - convertible debt	402,500	—	402,500	—	—
Interest payments - convertible debt	21,970	7,547	14,423	—	—
Operating and ground lease commitments	344,988	11,031	45,730	43,821	244,406
Build-to-suit and other commitments (5)	17,028	17,028	—	—	—
Total	$7,173,435	$194,291	$1,917,449	$1,688,747	$3,372,948
____________________________________

(1)	Less than 1 year includes $19.5 million for the acceleration of principal payable related to one mortgage note in default with a stated maturity in 2023.

(2)
As of June 30, 2019, we had no variable rate mortgage notes and $900.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)	Interest payments due in future periods on the $13.9 million of variable rate debt were calculated using a forward LIBOR curve.

(4)
A foreclosure sale of the property securing one mortgage note payable in default occurred subsequent to June 30, 2019, as discussed in Note 16 – Subsequent Events. Includes interest payments through the date of the foreclosure sale based on the default rate.

(5)
Includes one build-to-suit development project, the Company’s share of capital expenditures related an expansion project of the property held within an unconsolidated joint venture and letters of credit outstanding.

Cash Flow Analysis for the six months ended June 30, 2019
Operating Activities – During the six months ended June 30, 2019, net cash provided by operating activities increased $88.4 million to $348.0 million from $259.6 million during the same period in 2018. The increase was primarily due to a $90.0 million litigation settlement paid during the six months ended June 30, 2018, as compared to $27.9 million paid during the same period in 2019, and the receipt of an insurance settlement of $48.4 million during the six months ended June 30, 2019.

Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2019 increased $402.0 million to $523.0 million from net cash provided by investing activities of $121.0 million during the same period in 2018. The increase was primarily related to an increase of $559.2 million in net proceeds from disposition of real estate investments during the six months ended June 30, 2019, as compared to the same period in 2018, offset by proceeds from the disposition of discontinued operations of $123.9 million during the six months ended June 30, 2018 and increases in investments in real estate assets of $12.4 million and capital expenditures, leasing costs and developments of $17.9 million during the six months ended June 30, 2019, as compared to the same period in 2018.
Financing Activities – Net cash used in financing activities of $692.5 million increased $293.4 million during the six months ended June 30, 2019 from $399.1 million during the same period in 2018. The increase was primarily related to the repayment of the 2019 Senior Notes, of $750.0 million and an increase of $143.6 million in payments on mortgage notes and other debt, including debt extinguishment costs, partially offset by an increase in net borrowings on the Credit Facility of $487.0 million from $10.0 million of net borrowings during the six months ended June 30, 2018 to $497.0 million of net borrowings during the six months ended June 30, 2019. In addition, the Company had no share repurchases in 2019, as compared to $50.2 million of repurchases in the same period in 2018 and proceeds from the issuance of Common Stock under the continuous equity offering program of $42.1 million in 2019 with no comparable issuances during the same period in 2018.
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
Interest Rate Risk
As of June 30, 2019, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $5.9 billion and $5.7 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $197.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $213.3 million.
As of June 30, 2019, our debt included variable-rate debt with a fair value and carrying value each of $13.9 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2019 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.1 million annually. See Note 6 – Debt to our consolidated financial statements.

As of June 30, 2019, our interest rate swap had a fair value that resulted in liabilities of $27.6 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In the event that LIBOR is discontinued, the interest rate for the majority of our variable rate debt and the swap rate for the majority of our interest rate swaps following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company's ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the second quarter of 2019, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes as there was no vesting of employee Restricted Shares. There were also no share repurchases under the 2018 Share Repurchase Program or 2019 Share Repurchase Program during the second quarter of 2019. See Note 12 –  Equity for further discussion of the share repurchase programs.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
_____________________________

*	Filed herewith

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
Dated: August 6, 2019