Form 10-Q
period 2019-09-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2019-11-06
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 1,067,688,887 shares of common stock of VEREIT, Inc. outstanding as of November 1, 2019.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2019 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended September 30, 2019

Page
PART I
Item 1. Unaudited Financial Statements	4
Consolidated Balance Sheets of VEREIT, Inc. as of September 30, 2019 and December 31, 2018	4
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2019 and 2018	5
Consolidated Statements of Comprehensive Income (Loss) of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2019 and 2018	6
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Nine Months Ended September 30, 2019 and 2018	7
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Nine Months Ended September 30, 2019 and 2018	10
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of September 30, 2019 and December 31, 2018	12
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2019 and 2018	13
Consolidated Statements of Comprehensive Income (Loss) of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2019 and 2018	14
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2019 and 2018	15
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2019 and 2018	19
Notes to Consolidated Financial Statements	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3. Quantitative and Qualitative Disclosures About Market Risk	68
Item 4. Controls and Procedures	70
PART II
Item 1. Legal Proceedings	71
Item 1A. Risk Factors	71
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3. Defaults Upon Senior Securities	71
Item 4. Mine Safety Disclosures	71
Item 5. Other Information	71
Item 6. Exhibits	72
Signatures	74

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,728,560	$2,843,212
Buildings, fixtures and improvements	10,287,047	10,749,228
Intangible lease assets	1,909,932	2,012,399
Total real estate investments, at cost	14,925,539	15,604,839
Less: accumulated depreciation and amortization	3,559,403	3,436,772
Total real estate investments, net	11,366,136	12,168,067
Operating lease right-of-use assets	218,393	—
Investment in unconsolidated entities	69,025	35,289
Cash and cash equivalents	1,029,315	30,758
Restricted cash	20,742	22,905
Rent and tenant receivables and other assets, net	347,455	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	66,684	2,609
Total assets	$14,455,523	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,717,817	$1,922,657
Corporate bonds, net	2,622,320	3,368,609
Convertible debt, net	397,726	394,883
Credit facility, net	895,351	401,773
Below-market lease liabilities, net	147,997	173,479
Accounts payable and accrued expenses	1,125,703	145,611
Deferred rent and other liabilities	101,828	69,714
Distributions payable	201,451	186,623
Operating lease liabilities	223,288	—
Total liabilities	7,433,481	6,663,349
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 38,871,246 and 42,834,138 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	389	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 1,067,688,887 and 967,515,165 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10,677	9,675
Additional paid-in capital	13,360,675	12,615,472
Accumulated other comprehensive loss	(47,886)	(1,280)
Accumulated deficit	(6,306,590)	(5,467,236)
Total stockholders’ equity	7,017,265	7,157,059
Non-controlling interests	4,777	143,085
Total equity	7,022,042	7,300,144
Total liabilities and equity	$14,455,523	$13,963,493

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenue	$302,985	$313,866	$931,871	$944,604
Operating expenses:
Acquisition-related	1,199	810	3,169	2,496
Litigation and non-routine costs, net	832,024	138,595	806,763	267,422
Property operating	30,822	31,893	95,703	93,894
General and administrative	14,483	15,186	45,745	46,713
Depreciation and amortization	115,111	157,181	369,688	487,568
Impairments	3,944	18,382	24,240	36,082
Restructuring	783	—	10,149	—
Total operating expenses	998,366	362,047	1,355,457	934,175
Other (expenses) income:
Interest expense	(67,889)	(69,310)	(208,946)	(210,055)
Gain (loss) on extinguishment and forgiveness of debt, net	975	90	(497)	5,339
Other income (loss), net	2,737	(947)	5,510	8,082
Equity in income and gain on disposition of unconsolidated entities	677	252	1,682	1,644
Gain on disposition of real estate and real estate assets held for sale, net	18,520	45,295	251,106	68,451
Total other expenses, net	(44,980)	(24,620)	48,855	(126,539)
Loss before taxes	(740,361)	(72,801)	(374,731)	(116,110)
Provision for income taxes	(1,168)	(1,141)	(3,543)	(3,487)
Loss from continuing operations	(741,529)	(73,942)	(378,274)	(119,597)
Income from discontinued operations, net of income taxes	—	—	—	3,725
Net loss	(741,529)	(73,942)	(378,274)	(115,872)
Net loss attributable to non-controlling interests (1)	15,089	1,825	6,796	2,880
Net loss attributable to the General Partner	$(726,440)	$(72,117)	$(371,478)	$(112,992)

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.76)	$(0.09)	$(0.43)	$(0.18)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$—	$—	$0.00
Basic and diluted net loss per share attributable to common stockholders (2)	$(0.76)	$(0.09)	$(0.43)	$(0.17)
_______________________________________________

(1)	Represents loss attributable to limited partners and a consolidated joint venture partner.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(741,529)	$(73,942)	$(378,274)	$(115,872)
Other comprehensive (loss) income:
Unrealized loss on interest rate derivatives	(20,927)	—	(48,539)	—
Reclassification of previous loss on interest rate derivatives into net loss	656	53	870	214
Unrealized gain (loss) on investment securities, net	—	828	—	(71)
Reclassification of previous unrealized loss on investment securities into net loss as other income, net	—	2,457	—	2,457
Total other comprehensive (loss) income	(20,271)	3,338	(47,669)	2,600

Total comprehensive loss	(761,800)	(70,604)	(425,943)	(113,272)
Comprehensive loss attributable to non-controlling interests (1)	15,500	1,746	7,859	2,818
Total comprehensive loss attributable to the General Partner	$(746,300)	$(68,858)	$(418,084)	$(110,454)
_______________________________________________

(1)	Represents comprehensive loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	3,309,808	33	27,511	—	—	27,544	—	27,544
Conversion of OP Units to Common Stock	—	—	—	—	(26)	—	—	(26)	26	—
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	1	—	—	922	—	—	923	(923)	—
Repurchases of Common Stock to settle tax obligation	—	—	(199,083)	(2)	(1,593)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	950,487	10	2,862	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,480)	(133,480)	—	(133,480)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,222)	(1,222)	—	(1,222)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,940)	(17,940)	(33)	(17,973)
Net income	—	—	—	—	—	—	69,304	69,304	1,667	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(10,922)	(267)	(11,189)
Balance, March 31, 2019	42,871,246	$429	971,576,377	$9,716	$12,645,148	$(12,202)	$(5,550,574)	$7,092,517	$140,357	$7,232,874
Issuance of Common Stock, net	—	—	1,773,456	18	14,516	—	—	14,534	—	14,534
Repurchases of Common Stock to settle tax obligation	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	36,066	—	3,883	—	—	3,883	—	3,883
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,841)	(133,841)	—	(133,841)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(44)	(44)	—	(44)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,958)	(17,958)	(15)	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	—	6,429	6,429
Surrender of Limited Partner OP Units	—	—	—	—	(8,520)	—	—	(8,520)	(18,017)	(26,537)
Net income	—	—	—	—	—	—	285,658	285,658	6,626	292,284
Other comprehensive loss	—	—	—	—	—	(15,824)	—	(15,824)	(385)	(16,209)
Balance, June 30, 2019	42,871,246	$429	973,385,899	$9,734	$12,655,018	$(28,026)	$(5,416,759)	$7,220,396	$131,731	$7,352,127
Issuance of Common Stock, net	—	—	94,300,000	943	885,983	—	—	886,926	—	886,926
Redemption of Series F Preferred Stock	(4,000,000)	(40)	—	—	(100,056)	—	—	(100,096)	—	(100,096)
Repurchases of Common Stock to settle tax obligation	—	—	(1,248)	—	(14)	—	—	(14)	—	(14)
Equity-based compensation, net	—	—	4,236	—	3,144	—	—	3,144	—	3,144
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(146,808)	(146,808)	—	(146,808)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(2,859)	(2,859)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Dividend equivalents on awards granted under the Equity Plan	—	$—	—	$—	$—	$—	$(26)	$(26)	$—	$(26)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(16,557)	(16,557)	(21)	(16,578)
Surrender of Limited Partner OP Units	—	—	—	—	(83,400)	—	—	(83,400)	(108,574)	(191,974)
Net loss	—	—	—	—	—	—	(726,440)	(726,440)	(15,089)	(741,529)
Other comprehensive loss	—	—	—	—	—	(19,860)	—	(19,860)	(411)	(20,271)
Balance, September 30, 2019	38,871,246	$389	1,067,688,887	$10,677	$13,360,675	$(47,886)	$(6,306,590)	$7,017,265	$4,777	$7,022,042

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Repurchases of Common Stock under share repurchase programs	—	—	(6,399,666)	(64)	(44,521)	—	—	(44,585)	—	(44,585)
Repurchases of Common Stock to settle tax obligation	—	—	(230,436)	(2)	(1,658)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	576,005	5	2,927	—	—	2,932	—	2,932
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,104)	(133,104)	—	(133,104)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(522)	(522)	—	(522)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net income	—	—	—	—	—	—	31,795	31,795	742	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(715)	(17)	(732)
Balance, March 31, 2018	42,834,138	$428	968,154,486	$9,681	$12,611,006	$(4,284)	$(4,896,349)	$7,720,482	$156,023	$7,876,505
Conversion of OP Units to Common Stock	—	—	32,439	—	241	—	—	241	(241)	—
Repurchases of Common Stock under share repurchase programs	—	—	(807,210)	(8)	(5,561)	—	—	(5,569)	—	(5,569)
Repurchases of Common Stock to settle tax obligation	—	—	(69,931)	(1)	(487)	—	—	(488)	—	(488)
Equity-based compensation, net	—	—	184,011	2	3,946	—	—	3,948	—	3,948
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,010)	(133,010)	—	(133,010)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(274)	(274)	—	(274)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net loss	—	—	—	—	—	—	(72,670)	(72,670)	(1,797)	(74,467)
Other comprehensive loss	—	—	—	—	—	(6)	—	(6)	—	(6)
Balance, June 30, 2018	42,834,138	$428	967,493,795	$9,674	$12,609,145	$(4,290)	$(5,120,240)	$7,494,717	$150,687	$7,645,404
Repurchases of Common Stock to settle tax obligation	—	—	(7,597)	—	(61)	—	—	(61)	—	(61)
Equity-based compensation, net	—	—	35,915	—	3,323	—	—	3,323	—	3,323
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	120	120
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,015)	(133,015)	—	(133,015)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,261)	(3,261)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(59)	(59)	—	(59)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,937)	(17,937)	(36)	(17,973)
Net loss	—	—	—	—	—	—	(72,117)	(72,117)	(1,825)	(73,942)
Other comprehensive income	—	—	—	—	—	3,259	—	3,259	79	3,338
Balance, September 30, 2018	42,834,138	$428	967,522,113	$9,674	$12,612,407	$(1,031)	$(5,343,368)	$7,278,110	$145,764	$7,423,874

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(378,274)	$(115,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	379,133	503,529
Gain on real estate assets, net	(251,106)	(70,188)
Impairments	24,240	36,082
Equity-based compensation	9,899	10,203
Equity in income of unconsolidated entities and gain on joint venture	(1,682)	(1,644)
Distributions from unconsolidated entities	130	1,365
Loss (gain) on investments	492	(2,302)
Loss (gain) on derivative instruments	58	(447)
Non-cash restructuring expense	3,999	—
Loss (gain) on extinguishment and forgiveness of debt, net	497	(5,339)
Surrender of Limited Partner OP Units	(26,536)	—
Changes in assets and liabilities:
Investment in direct financing leases	1,230	1,524
Rent and tenant receivables, operating lease right-of-use and other assets, net	(17,234)	(28,520)
Assets held for sale classified as discontinued operations	—	(2,492)
Accounts payable and accrued expenses	786,839	132,686
Deferred rent, operating lease and other liabilities	(26,460)	(11,001)
Due to affiliates	—	(66)
Liabilities related to discontinued operations	—	(13,861)
Net cash provided by operating activities	505,225	433,657
Cash flows from investing activities:
Investments in real estate assets	(251,804)	(278,385)
Capital expenditures and leasing costs	(27,309)	(13,116)
Real estate developments	(17,274)	(7,477)
Principal repayments received on investment securities and mortgage notes receivable	106	5,555
Investments in unconsolidated entities	(2,767)	—
Return of investment from unconsolidated entities	154	48
Proceeds from disposition of real estate and joint venture	846,023	358,443
Proceeds from disposition of discontinued operations	—	123,925
Payments related to disposition of discontinued operations	—	(1,010)
Investment in leasehold improvements and other assets	(1,417)	(616)
Deposits for real estate assets	(5,238)	(11,957)
Proceeds from sale of investments and other assets	9,837	10,880
Uses and refunds of deposits for real estate assets	3,562	8,552
Proceeds from the settlement of property-related insurance claims	473	1,354
Line of credit advances to Cole REITs	—	(2,200)
Line of credit repayments from Cole REITs	—	3,800
Net cash provided by investing activities	554,346	197,796
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	182
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(182,648)	(125,418)
Proceeds from credit facility	1,061,000	1,558,000
Payments on credit facility	(564,000)	(950,000)
Payments on corporate bonds, including extinguishment costs	(750,000)	—
Repayment of convertible notes	—	(597,500)
Payments of deferred financing costs	(181)	(20,719)
Repurchases of Common Stock under the Share Repurchase Programs	—	(50,154)
Repurchases of Common Stock to settle tax obligations	(1,618)	(2,209)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	929,004	—
Redemption of Series F Preferred Stock	(100,096)	—

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Contributions from non-controlling interest holders	$64	$120
Distributions paid	(454,702)	(455,078)
Net cash used in financing activities	(63,177)	(642,776)
Net change in cash and cash equivalents and restricted cash	996,394	(11,323)

Cash and cash equivalents and restricted cash, beginning of period	53,663	64,036
Less: cash and cash equivalents of discontinued operations	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838

Cash and cash equivalents and restricted cash from continuing operations, end of period	$1,050,057	$52,713
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176
Restricted cash at beginning of period	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838

Cash and cash equivalents at end of period	1,029,315	25,264
Restricted cash at end of period	20,742	27,449
Cash and cash equivalents and restricted cash at end of period	$1,050,057	$52,713

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,728,560	$2,843,212
Buildings, fixtures and improvements	10,287,047	10,749,228
Intangible lease assets	1,909,932	2,012,399
Total real estate investments, at cost	14,925,539	15,604,839
Less: accumulated depreciation and amortization	3,559,403	3,436,772
Total real estate investments, net	11,366,136	12,168,067
Operating lease right-of-use assets	218,393	—
Investment in unconsolidated entities	69,025	35,289
Cash and cash equivalents	1,029,315	30,758
Restricted cash	20,742	22,905
Rent and tenant receivables and other assets, net	347,455	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	66,684	2,609
Total assets	$14,455,523	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,717,817	$1,922,657
Corporate bonds, net	2,622,320	3,368,609
Convertible debt, net	397,726	394,883
Credit facility, net	895,351	401,773
Below-market lease liabilities, net	147,997	173,479
Accounts payable and accrued expenses	1,125,703	145,611
Deferred rent and other liabilities	101,828	69,714
Distributions payable	201,451	186,623
Operating lease liabilities	223,288	—
Total liabilities	7,433,481	6,663,349
Commitments and contingencies (Note 10)
General Partner's preferred equity, 38,871,246 and 42,834,138 General Partner Series F Preferred Units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	595,781	710,325
General Partner's common equity, 1,067,688,887 and 967,515,165 General Partner OP Units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	6,421,484	6,446,734
Limited Partner's preferred equity, 49,766 and 86,874 Limited Partner Series F Preferred Units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,891	2,883
Limited Partner's common equity, 20,793,463 and 23,715,908 Limited Partner OP Units issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,634	138,931
Total partners’ equity	7,020,790	7,298,873
Non-controlling interests	1,252	1,271
Total equity	7,022,042	7,300,144
Total liabilities and equity	$14,455,523	$13,963,493
The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenue	$302,985	$313,866	$931,871	$944,604
Operating expenses:
Acquisition-related	1,199	810	3,169	2,496
Litigation and non-routine costs, net	832,024	138,595	806,763	267,422
Property operating	30,822	31,893	95,703	93,894
General and administrative	14,483	15,186	45,745	46,713
Depreciation and amortization	115,111	157,181	369,688	487,568
Impairments	3,944	18,382	24,240	36,082
Restructuring	783	—	10,149	—
Total operating expenses	998,366	362,047	1,355,457	934,175
Other (expenses) income:
Interest expense	(67,889)	(69,310)	(208,946)	(210,055)
Gain (loss) on extinguishment and forgiveness of debt, net	975	90	(497)	5,339
Other income (loss), net	2,737	(947)	5,510	8,082
Equity in income and gain on disposition of unconsolidated entities	677	252	1,682	1,644
Gain on disposition of real estate and real estate assets held for sale, net	18,520	45,295	251,106	68,451
Total other expenses, net	(44,980)	(24,620)	48,855	(126,539)
Loss before taxes	(740,361)	(72,801)	(374,731)	(116,110)
Provision for income taxes	(1,168)	(1,141)	(3,543)	(3,487)
Loss from continuing operations	(741,529)	(73,942)	(378,274)	(119,597)
Income from discontinued operations, net of income taxes	—	—	—	3,725
Net loss	(741,529)	(73,942)	(378,274)	(115,872)
Net loss attributable to non-controlling interests (1)	25	57	83	113
Net loss attributable to the OP	$(741,504)	$(73,885)	$(378,191)	$(115,759)

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.76)	$(0.09)	$(0.43)	$(0.18)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$—	$—	$0.00
Basic and diluted net loss per unit attributable to common unitholders (2)	$(0.76)	$(0.09)	$(0.43)	$(0.17)

_______________________________________________

(1)	Represents net loss attributable to a consolidated joint venture partner.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(741,529)	$(73,942)	$(378,274)	$(115,872)
Other comprehensive (loss) income:
Unrealized loss on interest rate derivatives	(20,927)	—	(48,539)	—
Reclassification of previous loss on interest rate derivatives into net loss	656	53	870	214
Unrealized gain (loss) on investment securities, net	—	828	—	(71)
Reclassification of previous unrealized loss on investment securities into net loss as other income, net	—	2,457	—	2,457
Total other comprehensive (loss) income	(20,271)	3,338	(47,669)	2,600

Total comprehensive loss	(761,800)	(70,604)	(425,943)	(113,272)
Comprehensive loss attributable to non-controlling interests (1)	25	57	83	113
Total comprehensive loss attributable to the OP	$(761,775)	$(70,547)	$(425,860)	$(113,159)
_______________________________________________

(1)	Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2019	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	3,309,808	27,544	—	—	27,544	—	27,544
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	—	(26)	—	26	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—	—	—	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(199,083)	(1,595)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	—	—	950,487	2,872	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	64	64
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,480)	—	(3,262)	(136,742)	—	(136,742)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Distributions to Series F Preferred Units	—	(17,940)	—	(33)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	69,304	—	1,695	70,999	(28)	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(267)	(11,189)	—	(11,189)
Balance, March 31, 2019	42,871,246	$693,308	49,766	$1,927	971,576,377	$6,399,209	23,715,908	$137,123	$7,231,567	$1,307	$7,232,874
Issuance of common OP Units, net	—	—	—	—	1,773,456	14,534	—	—	14,534	—	14,534
Repurchases of common OP Units to settle tax obligation	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	—	—	36,066	3,883	—	—	3,883	—	3,883
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,841)	—	(3,264)	(137,105)	—	(137,105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Distributions to Series F Preferred Units	—	(17,958)	—	(15)	—	—	—	—	(17,973)	—	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	6,429	6,429	—	6,429
Surrender of Limited Partner OP Units	—	—	—	—	—	(8,520)	(2,922,445)	(18,017)	(26,537)	—	(26,537)
Net income (loss)	—	—	—	—	—	285,658	—	6,656	292,314	(30)	292,284
Other comprehensive income	—	—	—	—	—	(15,824)	—	(385)	(16,209)	—	(16,209)
Balance, June 30, 2019	42,871,246	$675,350	49,766	$1,912	973,385,899	$6,545,046	20,793,463	$128,542	$7,350,850	$1,277	$7,352,127
Issuance of common OP Units, net	—	—	—	—	94,300,000	886,926	—	—	886,926	—	886,926
Redemption of Series F Preferred Stock	(4,000,000)	(63,012)	—	—	—	(37,084)	—	—	(100,096)	—	(100,096)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(1,248)	(14)	—	—	(14)	—	(14)
Equity-based compensation, net	—	—	—	—	4,236	3,144	—	—	3,144	—	3,144

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	$—	—	$—	—	$(146,808)	—	$(2,859)	$(149,667)	$—	$(149,667)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(26)	—	—	(26)	—	(26)
Distributions to Series F Preferred Units	—	(16,557)	—	(21)	—	—	—	—	(16,578)	—	(16,578)
Surrender of Limited Partner OP Units	—	—	—	—	—	(83,400)	—	(108,574)	(191,974)	—	(191,974)
Net loss	—	—	—	—	—	(726,440)	—	(15,064)	(741,504)	(25)	(741,529)
Other comprehensive loss	—	—	—	—	—	(19,860)	—	(411)	(20,271)	—	(20,271)
Balance, September 30, 2019	38,871,246	$595,781	49,766	$1,891	1,067,688,887	$6,421,484	20,793,463	$1,634	$7,020,790	$1,252	$7,022,042

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2018	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Repurchases of common OP Units under share repurchase programs	—	—	—	—	(6,399,666)	(44,585)	—	—	(44,585)	—	(44,585)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(230,436)	(1,660)	—	—	(1,660)	—	(1,660)
Equity-based compensation, net	—	—	—	—	576,005	2,932	—	—	2,932	—	2,932
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,104)	—	(3,264)	(136,368)	—	(136,368)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(522)	—	—	(522)	—	(522)
Distributions to Series F Preferred Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	31,795	—	782	32,577	(40)	32,537
Other comprehensive loss	—	—	—	—	—	(715)	—	(17)	(732)	—	(732)
Balance, March 31, 2018	42,834,138	$764,136	86,874	$2,991	968,154,486	$6,956,346	23,748,347	$151,767	$7,875,240	$1,265	$7,876,505
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	32,439	241	(32,439)	(241)	—	—	—
Repurchases of common OP Units under share repurchase programs	—	—	—	—	(807,210)	(5,569)	—	—	(5,569)	—	(5,569)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(69,931)	(488)	—	—	(488)	—	(488)
Equity-based compensation, net	—	—	—	—	184,011	3,948	—	—	3,948	—	3,948
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,010)	—	(3,262)	(136,272)	—	(136,272)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(274)	—	—	(274)	—	(274)
Distributions to Series F Preferred Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)
Net loss	—	—	—	—	—	(72,670)	—	(1,781)	(74,451)	(16)	(74,467)
Other comprehensive loss	—	—	—	—	—	(6)	—	—	(6)	—	(6)
Balance, June 30, 2018	42,834,138	$746,199	86,874	$2,955	967,493,795	$6,748,518	23,715,908	$146,483	$7,644,155	$1,249	$7,645,404
Repurchases of common OP Units under share repurchase programs	—	—	—	—	(7,597)	(61)	—	—	(61)	—	(61)
Equity-based compensation, net	—	—	—	—	35,915	3,323	—	—	3,323	—	3,323
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	120	120
Distributions to common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,015)	—	(3,261)	(136,276)	—	(136,276)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(59)	—	—	(59)	—	(59)
Distributions to Series F Preferred Units	—	(17,937)	—	(36)	—	—	—	—	(17,973)	—	(17,973)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Net loss	—	$—	—	$—	—	$(72,117)	—	$(1,768)	$(73,885)	$(57)	$(73,942)
Other comprehensive income	—	—	—	—	—	3,259	—	79	3,338	—	3,338
Balance, September 30, 2018	42,834,138	$728,262	86,874	$2,919	967,522,113	$6,549,848	23,715,908	$141,533	$7,422,562	$1,312	$7,423,874

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(378,274)	$(115,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	379,133	503,529
Gain on real estate assets, net	(251,106)	(70,188)
Impairments	24,240	36,082
Equity based compensation	9,899	10,203
Equity in income of unconsolidated entities	(1,682)	(1,644)
Distributions from unconsolidated entities	130	1,365
Loss (gain) on investments	492	(2,302)
Loss (gain) on derivative instruments	58	(447)
Non-cash restructuring expense	3,999	—
Loss (gain) on extinguishment and forgiveness of debt, net	497	(5,339)
Surrender of Limited Partner OP Units	(26,536)	—
Changes in assets and liabilities:
Investment in direct financing leases	1,230	1,524
Rent and tenant receivables, operating lease right-of-use and other assets, net	(17,234)	(28,520)
Assets held for sale classified as discontinued operations	—	(2,492)
Accounts payable and accrued expenses	786,839	132,686
Deferred rent, operating lease and other liabilities	(26,460)	(11,001)
Due to affiliates	—	(66)
Liabilities related to discontinued operations	—	(13,861)
Net cash provided by operating activities	505,225	433,657
Cash flows from investing activities:
Investments in real estate assets	(251,804)	(278,385)
Capital expenditures and leasing costs	(27,309)	(13,116)
Real estate developments	(17,274)	(7,477)
Principal repayments received on investment securities and mortgage notes receivable	106	5,555
Investments in unconsolidated entities	(2,767)	—
Return of investment from unconsolidated entities	154	48
Proceeds from disposition of real estate and joint venture	846,023	358,443
Proceeds from disposition of discontinued operations	—	123,925
Payments related to disposition of discontinued operations	—	(1,010)
Investment in leasehold improvements and other assets	(1,417)	(616)
Deposits for real estate assets	(5,238)	(11,957)
Proceeds from sale of investments and other assets	9,837	10,880
Uses and refunds of deposits for real estate assets	3,562	8,552
Proceeds from the settlement of property-related insurance claims	473	1,354
Line of credit advances to Cole REITs	—	(2,200)
Line of credit repayments from Cole REITs	—	3,800
Net cash provided by investing activities	554,346	197,796
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	182
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(182,648)	(125,418)
Proceeds from credit facility	1,061,000	1,558,000
Payments on credit facility	(564,000)	(950,000)
Payments on corporate bonds, including extinguishment costs	(750,000)	—
Repayment of convertible notes	—	(597,500)
Payments of deferred financing costs	(181)	(20,719)
Repurchases of Common Stock under the Share Repurchase Programs	—	(50,154)
Repurchases of Common Stock to settle tax obligations	(1,618)	(2,209)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	929,004	—
Redemption of Series F Preferred Stock	(100,096)	—

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Contributions from non-controlling interest holders	$64	$120
Distributions paid	(454,702)	(455,078)
Net cash used in financing activities	(63,177)	(642,776)
Net change in cash and cash equivalents and restricted cash	996,394	(11,323)

Cash and cash equivalents and restricted cash, beginning of period	53,663	64,036
Less: cash and cash equivalents of discontinued operations	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838

Cash and cash equivalents and restricted cash from continuing operations, end of period	$1,050,057	$52,713
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176
Restricted cash at beginning of period	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838

Cash and cash equivalents at end of period	1,029,315	25,264
Restricted cash at end of period	20,742	27,449
Cash and cash equivalents and restricted cash at end of period	$1,050,057	$52,713

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited)

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 98.1% of the common equity interests in the OP as of September 30, 2019 with the remaining 1.9% of the common equity interests owned by unaffiliated investors and the Company's former external manager, ARC Properties Advisors, LLC, and its principals (the “Former Manager”). Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the entire year or any subsequent interim period.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 21, 2019. There have been no significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, except any policies impacted by the adoption of the Leasing ASUs, as defined in the “Recent Accounting Pronouncements” section herein. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization and Note 12 – Equity, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Upon conversion of OP Units to Common Stock or Series F Preferred Units to Series F Preferred Stock, any difference between the fair value of shares of Common Stock or Series F Preferred Stock, as applicable, issued and the carrying value of the OP Units or Series F Preferred Units, as applicable, converted is recorded as a component of equity. As of September 30, 2019 and December 31, 2018, there were approximately 20.8 million and 23.7 million Limited Partner OP Units issued and outstanding, respectively, and 49,766 and 86,874 Limited Partner Series F Preferred Units issued and outstanding, respectively.

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
The operating expense reimbursements line item has been combined into rental revenue for prior periods presented to be consistent with the current year presentation. The (loss) gain on derivative instruments, net line item has been combined into other income (loss), net for prior periods presented to be consistent with the current year presentation.
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
September 30, 2019 (Unaudited) – (Continued)

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
Litigation and non-routine costs, net include the following costs and recoveries (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Litigation and non-routine costs, net:
Audit Committee Investigation and related matters (1)	$32,051	$13,009	$69,509	$51,969
Legal fees and expenses (2)	—	386	2	521
Litigation settlements (3)	799,973	127,500	812,208	217,500
Total costs	832,024	140,895	881,719	269,990
Insurance recoveries (4)	—	(2,300)	(48,420)	(2,568)
Other recoveries (5)	—	—	(26,536)	—
Total	$832,024	$138,595	$806,763	$267,422
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

(3)	Refer to Note 10 – Commitments and Contingencies for additional information.

(4)	$2.3 million during the three months ended September 30, 2018 relates to litigation resulting from prior mergers.

(5)	Represents the surrender of 2.9 million Limited Partner OP Units. Refer to Note 12 – Equity for additional information.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of September 30, 2019, the General Partner had cumulatively awarded under its Equity Plan approximately 16.6 million shares of Common Stock, which was comprised of 4.0 million Restricted Shares, net of the forfeiture of 3.7 million Restricted Shares through that date, 6.6 million Restricted Stock Units, net of the forfeiture/cancellation of 1.8 million Restricted Stock Units through that date, 0.6 million Deferred Stock Units, and 5.4 million stock options, net of forfeiture/cancellation of 0.2 million stock options through that date. Accordingly, as of such date, approximately 97.6 million additional shares were available for future issuance, excluding the effect of the 5.4 million stock options. At September 30, 2019, a total of 45,000 shares were awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.
The following is a summary of equity-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted Shares	$—	$149	$77	$466
Time-Based Restricted Stock Units (1)	1,272	1,338	3,748	3,931
Long-Term Incentive-Based Restricted Stock Units	1,455	1,564	4,074	4,270
Deferred Stock Units	82	72	1,101	1,087
Stock Options	335	200	899	449
Total	$3,144	$3,323	$9,899	$10,203
___________________________________

(1)	Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of September 30, 2019, total unrecognized compensation expense related to these awards was approximately $17.3 million, with an aggregate weighted-average remaining term of 2.1 years.
Restructuring
On February 1, 2018, the Company completed the sale of its investment management segment and entered into a services agreement (the “Services Agreement”) with the purchaser, pursuant to which the Company continued to provide certain investment management and other services through March 31, 2019. See Note 13 — Discontinued Operations for further discussion. During the nine months ended September 30, 2019, in connection with the cessation of services under the Services Agreement, the Company recorded $10.1 million of restructuring expenses related to the reorganization of its business, of which $9.0 million related to office lease terminations and modifications and $1.6 million related to the cessation of services under the Services Agreement, including severance, net of ASC 842 operating lease adjustments of $0.5 million. No restructuring expenses were recorded prior to January 1, 2019. The Company expects to incur an additional $0.9 million of restructuring expenses during 2019.
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
September 30, 2019 (Unaudited) – (Continued)

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
Accounting Standards Not Yet Adopted
In June 2016, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income and requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP. The effective date for ASU 2016-13 is for fiscal years (including the interim periods therein) beginning after December 15, 2019. While the Company is still evaluating the effect the adoption of ASU 2016-13 will have on its consolidated financial statements, it does not expect it will have a material impact.
Note 3– Real Estate Investments and Related Intangibles
Property Acquisitions
During the nine months ended September 30, 2019, the Company acquired controlling financial interests in 40 commercial properties for an aggregate purchase price of $260.7 million (the “2019 Acquisitions”), which includes $1.4 million of external acquisition-related expenses that were capitalized. During the nine months ended September 30, 2018, the Company acquired a controlling interest in 42 commercial properties for an aggregate purchase price of $280.4 million (the “2018 Acquisitions”), which includes $2.1 million related to an outstanding tenant improvement allowance and $1.6 million of external acquisition-related expenses that were capitalized.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Real estate investments, at cost:
Land	$47,749	$54,732
Buildings, fixtures and improvements	181,904	181,011
Total tangible assets	229,653	235,743
Acquired intangible assets:
In-place leases and other intangibles (1)	31,062	42,050
Above-market leases (2)	—	2,750
Assumed intangible liabilities:
Below-market leases (3)	—	(116)
Total purchase price of assets acquired	$260,715	$280,427

____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 15.2 years and 15.7 years for 2019 Acquisitions and 2018 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 10.8 years for 2018 Acquisitions.

(3)	The weighted average amortization period for assumed intangible lease liabilities is 9.9 years for 2018 Acquisitions.
As of September 30, 2019, the Company invested $27.6 million, including $0.7 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company does not have any remaining committed investments related to the project.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2019, the Company disposed of 107 properties, including the sale of six consolidated properties to two newly-formed joint ventures in which the Company owns a 20% equity interest (the “Industrial Partnership”) and one property sold through a foreclosure as discussed in Note 6 – Debt, for an aggregate gross sales price of $926.0 million, of which our share was $905.9 million after the profit participation payments related to the disposition of 33 Red Lobster properties. The dispositions resulted in proceeds of $846.0 million after closing costs and contributions to the Industrial Partnership. The Company recorded a gain of $251.9 million related to the dispositions which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2018, the Company disposed of 112 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate gross sales price of $371.0 million, of which our share was $356.6 million after the profit participation payment related to the disposition of 22 Red Lobster properties. The dispositions resulted in proceeds of $352.8 million after closing costs. The Company recorded a gain of $70.3 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
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
As of September 30, 2019, there were 57 properties classified as held for sale with a carrying value of $66.7 million, included in real estate assets held for sale, net, primarily comprised of land of $20.4 million and building, fixtures and improvements, net of $43.4 million, in the accompanying consolidated balance sheets, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2018, there were five properties classified as held for sale. During the nine months ended September 30, 2019 and 2018, the Company recorded losses of $0.8 million and $1.9 million, respectively, related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	September 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $741,320 and $703,909, respectively	14.1	$867,642	$980,971
Leasing commissions, net of accumulated amortization of $5,313 and $4,048, respectively	10.2	15,058	15,660
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $108,256 and $105,936, respectively	13.6	172,343	201,875
Total intangible lease assets, net		$1,055,043	$1,198,506

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $96,911 and $89,905, respectively	19.2	$147,997	$173,479

The aggregate amount of amortization of above‑ and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $2.0 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $96.9 million and $104.5 million for the nine months ended September 30, 2019 and 2018, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2019 (amounts in thousands):

	Remainder of 2019	2020	2021	2022	2023
In-place leases and other intangibles:
Total projected to be included in amortization expense	$31,015	$115,891	$108,723	$95,161	$84,677
Leasing commissions:
Total projected to be included in amortization expense	571	2,154	1,997	1,906	1,725
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	5,063	19,426	19,000	18,189	17,245
Below-market lease liabilities:
Total projected to be included in rental revenue	4,432	15,778	14,637	13,796	13,073

Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the consolidated joint venture had total assets of $32.0 million and $32.5 million, respectively, of which $29.6 million and $29.9 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $13.7 million and $14.0 million as of September 30, 2019 and December 31, 2018, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint venture arrangements (the “Unconsolidated Joint Ventures”) consisted of interests in the Industrial Partnership and one joint venture as of September 30, 2019 and an interest in one joint venture as of December 31, 2018.
During the nine months ended September 30, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein.
The Unconsolidated Joint Ventures had total aggregate debt outstanding of $269.3 million as of September 30, 2019, which is non-recourse to the Company, as discussed in Note 6 – Debt. There was no debt outstanding related to the Unconsolidated Joint Venture as of December 31, 2018.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The following is a summary of the Company’s investments in unconsolidated joint ventures as of September 30, 2019 and December 31, 2018 and for the nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

			Carrying Amount of Investment (2)		Equity in Income
					Nine Months Ended
Investment	Ownership % (1)	Number of Properties	September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018
Faison JV Bethlehem GA	90%	1	$39,633	$35,289	$1,583	$993
Industrial Partnership	20%	6	29,392	—	99	—
			$69,025	$35,289	$1,682	$993
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

(2)
The total carrying amount of the investments was greater than the underlying equity in net assets by $4.7 million as of September 30, 2019 and December 31, 2018. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

Note 4 –Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Straight-line rent receivable, net (1)	$261,074	$259,106
Accounts receivable, net (1)	38,732	36,939
Deferred costs, net (2)	10,359	17,515
Investment in direct financing leases, net	9,914	13,254
Investment in Cole REITs (3)	7,552	7,844
Prepaid expenses	6,662	5,022
Leasehold improvements, property and equipment, net (4)	5,042	9,754
Other assets, net	8,120	16,658
Total	$347,455	$366,092
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

(2)
Amortization expense for deferred costs related to the revolving credit facilities totaled $0.9 million and $1.3 million for the three months ended September 30, 2019 and 2018, respectively, and $2.9 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $50.6 million and $47.6 million as of September 30, 2019 and December 31, 2018, respectively.

(3)
On February 1, 2018, the Company completed the sale of Cole Capital (as described in Note 13 — Discontinued Operations), retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”).

(4)
Amortization expense for leasehold improvements totaled $0.1 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively, with no related write-offs. Accumulated amortization was $2.7 million and $5.9 million as of September 30, 2019 and December 31, 2018, respectively. Depreciation expense for property and equipment totaled $0.3 million for each of the three months ended September 30, 2019 and 2018, with no related write-offs. Depreciation expense for property and equipment totaled $1.0 million for the nine months ended September 30, 2019, inclusive of write-offs of less than $0.1 million and $1.2 million for the nine months ended September 30, 2018, with no related write-offs. Accumulated depreciation was $5.1 million and $7.0 million as of September 30, 2019 and December 31, 2018, respectively. The Company disposed of $4.1 million, net, of leasehold improvements, property and equipment, which is included in restructuring in the accompanying consolidated statements of operations for the nine months ended September 30, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2019
Assets:
Investment in Cole REITs	$—	$—	$7,552	$7,552
Liabilities:
Derivative liabilities	$—	$(47,964)	$—	$(47,964)

	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Assets:
Derivative assets	$—	$544	$—	$544
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$—	$544	$7,844	$8,388

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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Investment in Cole REITs – The fair values of CCIT II, CCIT III and CCPT V were estimated using the net asset value per share. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2019 (in thousands):

Investment in Cole REITs
Beginning balance, January 1, 2019	$7,844
Unrealized loss included in other income, net	(292)
Ending Balance, September 30, 2019	$7,552
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2018 (in thousands):

	CMBS	Investment in Cole REITs
Beginning balance, January 1, 2018	$40,974	$3,264
Total gains and losses
Unrealized loss included in other comprehensive income, net	(71)	—
Realized loss included in other income, net	(34)	—
Unrealized gain included in other income, net	—	5,102
Purchases, issuance, settlements
Return of principal received	(4,864)	—
Amortization included in net income, net	157	—
Sale of investments	(9,880)	(522)
Transfers out of Level 3 into Level 1 (1)	(12,756)	—
Ending Balance, September 30, 2018	$13,526	$7,844

___________________________________

(1)
As of December 31, 2017, the Company’s commercial mortgage backed securities (“CMBS”) were carried at fair value and valued using Level 3 inputs. Subsequent to September 30, 2018, the Company sold two of its CMBS. This resulted in transfers out of Level 3 into Level 1, as the Company used trade confirmations to determine the fair value as of September 30, 2018.

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
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 53 properties were deemed to be impaired resulting in impairment charges of $24.2 million during the nine months ended September 30, 2019. The impairment charges relate to certain office, retail and restaurant properties that, during 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased. During the nine months ended September 30, 2018, net real estate assets related to 53 properties were deemed to be impaired, resulting in impairment charges of $36.1 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2019, the Company used a range of discount rates from 7.9% to 8.3% with a weighted-average rate of 8.0% and capitalization rates from 7.4% to 7.8% with a weighted-average rate of 7.5%.
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

	Level	Carrying Amount at September 30, 2019	Fair Value at September 30, 2019	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,726,620	$1,787,529	$1,933,209	$1,961,496
Corporate bonds, net	2	2,646,348	2,848,669	3,395,885	3,368,928
Convertible debt, net	2	400,053	409,419	398,591	396,905
Credit facility	2	900,000	900,000	403,000	403,000
Total liabilities		$5,673,021	$5,945,617	$6,130,685	$6,130,329

_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Note 6 – Debt
As of September 30, 2019, the Company had $5.6 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.2 years and a weighted-average interest rate of 4.49%. The following table summarizes the carrying value of debt as of September 30, 2019 and December 31, 2018, and the debt activity for the nine months ended September 30, 2019 (in thousands):

		Nine Months Ended September 30, 2019
	Balance as of December 31, 2018	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2019
Mortgage notes payable:
Outstanding balance	$1,917,132	$—	$(200,933)	$—	$1,716,199
Net premiums (1)	16,077	—	107	(5,763)	10,421
Deferred costs	(10,552)	—	125	1,624	(8,803)
Mortgages notes payable, net	1,922,657	—	(200,701)	(4,139)	1,717,817

Corporate bonds:
Outstanding balance	3,400,000	—	(750,000)	—	2,650,000
Discount (2)	(4,115)	—	—	463	(3,652)
Deferred costs	(27,276)	—	—	3,248	(24,028)
Corporate bonds, net	3,368,609	—	(750,000)	3,711	2,622,320

Convertible debt:
Outstanding balance	402,500	—	—	—	402,500
Discount (2)	(3,909)	—	—	1,462	(2,447)
Deferred costs	(3,708)	—	—	1,381	(2,327)
Convertible debt, net	394,883	—	—	2,843	397,726

Credit facility:
Outstanding balance	403,000	1,061,000	(564,000)	—	900,000
Deferred costs (3)	(1,227)	(4,280)	—	858	(4,649)
Credit facility, net	401,773	1,056,720	(564,000)	858	895,351

Total debt	$6,087,922	$1,056,720	$(1,514,701)	$3,273	$5,633,214
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of September 30, 2019 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	411	$3,421,417	$1,702,425	5.05%		2.9
Variable-rate debt	1	34,004	13,774	5.29%	(4)	0.9
Total (5)	412	$3,455,421	$1,716,199	5.05%		2.9
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of September 30, 2019.

(5)
The table above does not include mortgage notes associated with Unconsolidated Joint Ventures of $269.3 million, which is non-recourse to the Company. The mortgage notes have a weighted-average fixed interest rate of 3.57% and mature on June 6, 2024.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At September 30, 2019, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
On June 6, 2019, the Company received a notice of default from the lender of a non-recourse loan secured by one property, which had an outstanding balance of $19.5 million on the notice date, due to intentional non-payment of amounts due in accordance with the loan documents. On July 2, 2019, a foreclosure sale occurred to settle the mortgage note obligation.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2019 (in thousands):

Total
October 1, 2019 - December 31, 2019	$2,458
2020	278,391
2021	352,259
2022	290,728
2023	125,537
Thereafter	666,826
Total	$1,716,199

Corporate Bonds
As of September 30, 2019, the OP had $2.65 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance September 30, 2019	Interest Rate	Maturity Date
2021 Senior Notes	$400,000	4.125%	June 1, 2021
2024 Senior Notes	500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
Total balance and weighted-average interest rate	$2,650,000	4.449%

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of September 30, 2019, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
As of September 30, 2019, the Company had convertible senior notes due December 15, 2020 (the “2020 Convertible Notes”) with a balance of $402.5 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.8 million and the unamortized discount of $2.4 million. The discount will be amortized over the remaining term of 1.2 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of September 30, 2019, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the nine months ended September 30, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of September 30, 2019.
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
As of September 30, 2019, there was no outstanding balance under the Revolving Credit Facility. As of September 30, 2019, $900.0 million had been drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of September 30, 2019, letters of credit outstanding were $3.9 million.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The Revolving Credit Facility generally bears interest at an annual rate of London Interbank Offered Rate (“LIBOR”) plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Credit Facility Term Loan generally bears interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2019.
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
Note 7 – Derivatives and Hedging Activities
The Company may use derivative financial instruments, including interest rate swaps, caps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with its borrowings. The Company’s interest rate management objectives are intended to limit the impact of interest rate fluctuations on earnings and cash flows and to manage the Company’s overall borrowing costs. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges are used to hedge forecasted issuances of fixed rate debt and the variable cash flows associated with floating rate debt. The Company does not intend to utilize derivatives for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in other income (loss), net in the consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings.
Cash Flow Hedges of Interest Rate Risk
During the nine months ended September 30, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, which were designated as cash flow hedges. Based on the General Partner’s then credit rating and interest rate of LIBOR + 1.35%, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at approximately 3.84%.
During the three months ended September 30, 2019, the Company entered into forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 120 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments), with potential issuance of 10-year public debt between May 1, 2020 and December 31, 2021.
As of September 30, 2019, the cash flow hedges were in a liability position with a fair value of $48.0 million, which is included in deferred rent and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2018, the Company had no interest rate derivatives that were designated as cash flow hedges of interest rate risk.
The Company reclassified previous losses of $0.7 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, and losses of $0.1 million and $0.2 million for the three and nine months ended September 30, 2018, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the three and nine months ended September 30, 2019, the Company recorded unrealized losses of $20.9 million and $48.5 million, respectively, for changes in the fair value of the cash flow hedges in accumulated other comprehensive income. There were no similar amounts during the three and nine months ended September 30, 2018.
During the next twelve months, the Company estimates that an additional $8.0 million will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of September 30, 2019, the Company had no interest rate swaps that were not designated as qualifying hedging relationships. As of December 31, 2018, the Company had one interest rate swap that was not designated as a qualifying hedging relationship, with a notional amount of $50.7 million and was in an asset position with an estimated fair value of $0.5 million, which is included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheet.
A loss of $0.1 million for the nine months ended September 30, 2019 and a gain of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, related to the change in the fair value of derivatives not designated as hedging instruments were recorded in other income (loss), net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures:
Cash paid for interest	$203,438	$204,366
Cash paid for income taxes	4,474	5,346
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$13,670	$5,762
Accrued deferred financing costs	—	169
Real estate contributions to Industrial Partnership	29,577	—
Distributions declared and unpaid	150,970	145,673
Distributions payable relinquished	7,799	—
Surrender of Limited Partner OP Units	191,974	—
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	19,525	16,200
Exchange of real estate investments	8,900	1,386

Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accrued legal fees and litigation settlements	$1,002,396	$32,715
Accrued interest	43,224	43,916
Accrued real estate and other taxes	34,762	25,208
Accounts payable	2,521	2,673
Accrued other	42,800	41,099
Total	$1,125,703	$145,611

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
September 30, 2019 (Unaudited) – (Continued)

subpoena calling for the production of various documents. The Company has been cooperating with these regulators in their investigations.
In connection with these investigations, on September 8, 2016, the United States Attorney’s Office for the Southern District of New York announced the filing of criminal charges against the Company’s former Chief Financial Officer (the “Former CFO”) and former Chief Accounting Officer (the “Criminal Action”), as well as the fact that the former Chief Accounting Officer pleaded guilty to the charges filed. Also on September 8, 2016, the SEC announced the filing of a civil complaint against the same two individuals in the United States District Court for the Southern District of New York. On June 30, 2017, following a jury trial, the Former CFO was convicted of the charges filed. Both the former Chief Accounting Officer and the Former CFO have entered into settlement agreements with the SEC resolving the charges brought against them.
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
Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On September 30, 2016, plaintiffs filed a third amended complaint to reflect certain prior rulings by the court in connection with various motions to dismiss. On August 31, 2017, the court issued an order granting plaintiffs’ motion for class certification. Defendants’ petitions seeking leave to appeal the court’s order granting class certification were denied on January 24, 2018. Trial was scheduled to begin on January 21, 2020. On September 8, 2019, the Company, along with the other parties to the Class Action, signed a Memorandum of Understanding (“MOU”) providing for the settlement of the Class Action, and on September 30, 2019, the parties entered into a Stipulation of Settlement (the “Class Action Settlement”) consistent with the terms of the MOU. Pursuant to the proposed Class Action Settlement, certain defendants agreed to pay in the aggregate $1.025 billion, comprised of contributions from the Company’s Former Manager totaling $225.0 million, $12.5 million from the Company’s Former CFO, $49.0 million from the Company’s former auditor, and the balance of $738.5 million from the Company, which is included in litigation and non-routine costs, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019. The contribution from the Company’s Former Manager is inclusive of the value of substantially all of the Limited Partner OP Units and dividends surrendered to the Company in July 2019 as a result of a settlement by the Former Manager and certain of its principals with the SEC, totaling approximately $32.0 million, which is included in litigation and non-routine costs, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019. As discussed in Note 12 - Equity, the Company recorded the surrender of such Limited Partner OP Units in July 2019 in its quarterly report on Form 10-Q for the quarter ended June 30, 2019 as a reduction to litigation and non-routine costs, net and recorded the surrendered dividends as a reduction to distributions payable, additional paid-in capital and non-controlling interests in the consolidated balance sheet as of June 30, 2019. The Class Action Settlement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. The Class Action Settlement is subject to court approval and is contingent on final approval of the Derivative Settlement discussed herein. On October 4, 2019, the court issued an order granting preliminary approval of the Class Action Settlement and setting a hearing date for January 21, 2020 to consider final approval of the settlement.
The Company, certain of its former officers and directors, and the OP, among others, were also named as defendants in thirteen individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (the “Jet Capital Action”); Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975; and Cohen & Steers Institutional Realty Shares, Inc. et al v. American Realty Capital Properties, Inc. et al., No. 18-cv-06770, (collectively, the “Opt-Out Actions”). The Opt-Out Actions assert claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company entered into a series of agreements dated September 30 through October 26, 2018, to settle twelve of the thirteen pending Opt-Out Actions (the “Opt-Out Settlement Agreements”) brought by plaintiffs holding shares of common stock and swaps referencing common stock representing approximately 18.0% of VEREIT’s outstanding shares of common stock held at the end of the period covered by the litigations, for an aggregate payment of $127.5 million. The Opt-Out Settlement Agreements contain mutual releases by both plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in each Opt-Out Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Opt-Out Settlement Agreements do not contain any admission of liability, wrongdoing or responsibility by any of the parties.
On October 27, 2015, the Company and certain of its former officers, among others, were also named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On June 7, 2018, the Company entered into a Settlement Agreement and Release (the “Vanguard Settlement Agreement”) to settle the Vanguard Action for a payment of $90.0 million. The Vanguard Settlement Agreement contains mutual releases by Plaintiffs and the Company, although the Company retains the right to pursue any and all claims against the other defendants in the Vanguard Action and/or third parties, including claims for contribution for amounts paid in the settlement. The Vanguard Settlement Agreement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. Vanguard’s holdings accounted for approximately 13.0% of the Company’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions.
In addition to the settlement of the Opt-Out actions and the Vanguard Action discussed above, between February 5, 2019 and April 5, 2019, the Company entered into a series of agreements to settle claims with shareholders who decided not to participate as class members in the Class Action. Pursuant to the terms of these settlement agreements, the shareholders released all claims that were the subject matter of the Class Action and the Company made payments totaling $27.9 million.
On June 24, 2019, the Company and certain of its former officers were named as defendants in an individual action filed in the Supreme Court of the State of New York captioned Lakewood Capital Partners, L.P. v. American Realty Capital Properties, Inc., et al., Index No. 653676/2019 (the “Lakewood Action”), alleging claims of common law fraud arising out of allegedly false and misleading statements similar to those that are the subject of the Class Action.
On September 6 and September 9, 2019, the Company entered into settlement agreements and releases similar to the Opt-Out Settlement Agreements to settle the only two remaining opt-out actions - the Jet Capital Action and the Lakewood Action - for a total of $27.0 million, which is included in litigation and non-routine costs, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2019.
The Company was also named as a nominal defendant, and certain of its former officers and directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together the “SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. In conjunction with entering into the Class Action Settlement, the Company entered into an agreement to resolve the SDNY Derivative Action (the “Derivative Settlement”). The Derivative Settlement is also subject to court approval and is contingent on final approval of the Class Action Settlement discussed herein. On October 4, 2019, the court issued an order granting preliminary approval of the Derivative Settlement and setting a hearing date for January 21, 2020 to consider final approval of the settlement.
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
September 30, 2019 (Unaudited) – (Continued)

behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. By order dated November 4, 2016, the Frampton Action was stayed pending resolution of the SDNY Derivative Action.
On June 10, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the Supreme Court of the State of New York, Kosky v. Schorsch, et al., No. 653093/2016 (the “Kosky Action”). The Kosky Action seeks money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, negligence, and breach of contract. On October 6, 2016, the parties filed a stipulation staying the Kosky Action until resolution of the Class Action.
On October 6, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the United States District Court for the District of Maryland, captioned Meloche v. Schorsch, et al., 16-cv-03366 (the “Meloche Action”). An amended complaint was filed on January 17, 2017. The Meloche Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty and negligence. By order dated May 16, 2017, the Meloche Action was stayed until resolution of the SDNY Derivative Action, and by order dated October 25, 2019, the stay was continued.
There can be no assurance as to the timing of the court’s final approval of the Class Action Settlement and the Derivative Settlement, whether such approvals will be obtained, or how these settlements may affect any potential future resolution of the remaining derivative lawsuits, the SEC investigation or the timing of any such resolutions. The Company has not reserved an amount for the SEC investigation because it believes that any probable loss or reasonably possible range of loss is not reasonably estimable at this time. The ultimate resolution of all of these matters, the timing and/or substance of which is unknown, may materially impact the Company’s business, financial condition, liquidity and results of operations.
Cole Litigation Matter
In December 2013, Realistic Partners filed a putative class action lawsuit against the Company and the then-members of its board of directors in the Supreme Court for the State of New York, captioned Realistic Partners v. American Realty Capital Partners, et al., No. 654468/2013. The plaintiff alleged, among other things, that the board of the Company breached its fiduciary duties in connection with the transactions contemplated under the agreement and plan of merger with Cole Real Estate Investments, Inc. In January 2014, the parties entered into a memorandum of understanding regarding settlement of all claims asserted on behalf of the alleged class of the Company’s stockholders. The proposed settlement terms required the Company to make certain additional disclosures related to this merger, which were included in a Current Report on Form 8-K filed by the Company with the SEC on January 17, 2014. The memorandum of understanding also contemplated that the parties would enter into a stipulation of settlement, which would be subject to customary conditions, including confirmatory discovery and court approval following notice to the Company’s stockholders, and provided that the defendants would not object to a payment of up to $625,000 for attorneys’ fees. If the parties enter into a stipulation of settlement, which has not occurred, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
Purchase Commitments
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Note 11 - Leases
Lessor
The Company is the lessor for its 3,926 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.06 years to 25.3 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed:
Cash rent	$272,032	$281,079	$831,931	$841,629
Straight-line rent	5,470	8,780	20,925	31,167
Lease intangible amortization	(692)	(1,058)	(2,034)	(3,233)
Sub-lease (1)	5,328	4,090	16,099	12,099
Total fixed	282,138	292,891	866,921	881,662

Variable (2)	20,637	20,743	64,312	62,200
Income from direct financing leases	210	232	638	742
Total rental revenue	$302,985	$313,866	$931,871	$944,604
____________________________________

(1)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.

(2)	Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2019 - December 31, 2019	$238,289	$586
2020	1,064,654	2,215
2021	1,029,745	2,095
2022	959,964	2,006
2023	882,138	1,622
Thereafter	5,298,715	788
Total	$9,473,505	$9,312
____________________________________

(1)
Related to 24 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.

Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.3 years to 79.9 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 16.5 years as of September 30, 2019. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.91% as of September 30, 2019. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
The following table presents the lease expense components for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost (1)	$5,794	$18,190
Sublease income (2)	$(5,328)	$(16,099)
___________________________________

(1)	No cash paid for operating lease liabilities was capitalized.

(2)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $2.5 million and operating lease liabilities by $3.0 million, for non-cash activity related to additions, dispositions and lease modifications during the nine months ended September 30, 2019.
The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of September 30, 2019 (in thousands).

Future Minimum Lease Payments
October 1, 2019 - December 31, 2019	$5,357
2020	22,286
2021	22,283
2022	22,121
2023	21,679
Thereafter	246,051
Total	339,777
Less: imputed interest	116,489
Total	$223,288

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
September 30, 2019 (Unaudited) – (Continued)

Note 12 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of September 30, 2019, the General Partner had approximately 1.1 billion shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 1.1 billion General Partner OP Units issued and outstanding as of September 30, 2019, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Offering
On September 26, 2019, the Company completed a public equity offering (the "Offering"), selling a total of 94.3 million shares of Common Stock, which included the full exercise of the underwriters' option to purchase additional shares, for net proceeds, after underwriting discounts and offering expenses, of $886.9 million. The Company contributed the net proceeds from this offering to the OP in exchange for additional General Partner OP Units, which have substantially identical economic terms as the Company’s common stock. Subsequent to September 30, 2019, the net proceeds of the Offering were used to pay amounts owed in connection with the settlement of certain litigation, as described in Note 10 – Commitments and Contingencies, and for general corporate purposes.
Common Stock Continuous Offering Programs
On September 19, 2016, the Company registered a continuous equity offering program (the “Prior Program”) pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the nine months ended September 30, 2019, the Company had issued 5.0 million shares under the Prior Program, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million.
On April 15, 2019, the Company established a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions ( the “Current ATM Program”). The Current ATM Program replaced the Prior Program. The proceeds from any sale of shares under the Prior Program or the Current ATM Program have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. No shares have been issued under the Current ATM Program as of September 30, 2019.
Series F Preferred Stock and Series F Preferred OP Units
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
On July 5, 2019, the Company redeemed 4.0 million shares of Series F Preferred Stock, representing approximately 9.33% of the issued and outstanding preferred shares. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share.
As of September 30, 2019, there were approximately 38.9 million shares of Series F Preferred Stock (and approximately 38.9 million corresponding General Partner Series F Preferred Units) and 49,766 Limited Partner Series F Preferred Units issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Limited Partner OP Units
As of September 30, 2019 the Operating Partnership had approximately 20.8 million Limited Partner OP Units outstanding.
On July 16, 2019, the SEC filed a complaint in United States District Court for the Southern District of New York charging the Company’s Former Manager (including certain of its principals) with securities law violations for, among other things, wrongfully obtaining certain incentive fees in connection with mergers entered into by the Company in 2013 and 2014. Simultaneously with the filing of the complaint, the parties entered into proposed settlement agreements, without admitting or denying the allegations of the complaint, pursuant to which 2.9 million Limited Partner OP Units were surrendered by the Former Manager and the Former CFO to the Company. The Company recorded the surrender of the Limited Partner OP Units as a reduction to litigation and non-routine costs, net, of $26.5 million, using a per share price of $9.08, during the second quarter of 2019. In addition to surrendering the 2.9 million Limited Partner OP Units, the Former Manager and the Former CFO relinquished any rights to $6.4 million of dividends on those units, which the Company had withheld payment of since October 2015. During the second quarter of 2019, the Company reduced additional paid-in capital, distributions payable and non–controlling interests in the accompanying financial statements of VEREIT, Inc. and made a corresponding reduction in distributions payable in the General Partner's common equity and Limited Partner's common equity in the accompanying financial statements of the OP. The court approved the settlements on July 17, 2019 and the Limited Partner OP Units were subsequently canceled on July 26, 2019. As discussed in Note 10 – Commitments and Contingencies, the contribution to the Class Action Settlement by the Company’s Former Manager included the value of substantially all of these surrendered Limited Partner OP Units and dividends.
Subsequent to September 30, 2019, the Former Manager and Former CFO surrendered an aggregate of 19.9 million Limited Partner OP Units to the Company to fund a portion of their contributions toward the Class Action Settlement. As of September 30, 2019, the surrendered Limited Partner OP Units were outstanding and the Company recorded a payable of $192.0 million, using a per unit price of $9.66. The Company reduced additional paid-in capital and non-controlling interests in the accompanying financial statements of VEREIT, Inc. and reduced the General Partner’s common equity and Limited Partner’s common equity in the accompanying financial statements of the OP. On October 15, 2019, the Company contributed cash to the settlement fund equal to the value of the surrendered Limited Partner OP Units and the surrendered Limited Partner OP Units were canceled. Refer to Note 10 – Commitments and Contingencies for additional information.
Common Stock Dividends
On August 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2019 to stockholders of record as of September 30, 2019, which was paid on October 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
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
There were no share repurchases under the 2018 Share Repurchase Program or 2019 Share Repurchase Program during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program and had repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million under the 2018 Share Repurchase Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Note 13 — Discontinued Operations
On November 13, 2017, the Company entered into a purchase and sale agreement (as amended by that certain First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, the “Cole Capital Purchase and Sale Agreement”). On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital, under the terms of the Cole Capital Purchase and Sale Agreement. Substantially all of the Cole Capital segment operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. The OP sold all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC for approximately $120.0 million paid in cash at closing. The Company could also receive up to an aggregate of $80.0 million of additional fees over the next five years if future revenues of Cole Capital exceed a specified dollar threshold (the “Net Revenue Payments”). There were no Net Revenue Payments received or earned since the sale. Substantially all of the Cole Capital segment financial results are reflected in the financial statements as discontinued operations. There were no discontinued operations or cash flows for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018.
The following is a summary of the financial information for discontinued operations for the nine months ended September 30, 2018 (in thousands):

Nine Months Ended September 30, 2018
Revenues:
Offering-related fees and reimbursements	$1,027
Transaction service fees and reimbursements	334
Management fees and reimbursements	6,452
Total revenues	7,813
Operating expenses:
Cole Capital reallowed fees and commissions	602
Transaction costs (1)	(654)
General and administrative	4,450
Total operating expenses	4,398
Operating income	3,415
Loss on disposition and assets held for sale	(1,785)
Income before taxes	1,630
Benefit from income taxes	2,095
Income from discontinued operations, net of income taxes	$3,725
___________________________________

(1)	The negative balance for the nine months ended September 30, 2018 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.
The following is a summary of cash flows related to discontinued operations for the nine months ended September 30, 2018 (in thousands):

Nine Months Ended September 30, 2018
Cash flows related to discontinued operations:
Cash flows used in operating activities	$(10,438)
Cash flows from investing activities	$122,915

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
During the three and nine months ended September 30, 2018, the Company earned less than $0.1 million and $8.0 million, respectively of offering-related, transaction services and management fees and reimbursements from the Cole REITs. No such fees were earned during the three and nine months ended September 30, 2019.
Investment in the Cole REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income (loss), net in the accompanying consolidated statement of operations for the nine months ended September 30, 2018, to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. As of September 30, 2019 and December 31, 2018, the Company owned aggregate equity investments of $7.6 million and $7.8 million, respectively, in CCIT II, CCIT III and CCPT V. During the nine months ended September 30, 2018, the Company recognized a gain of $5.1 million related to the change in fair value from the carrying value at December 31, 2017, which is included in other income (loss), net in the accompanying consolidated statement of operations. During the nine months ended September 30, 2019, the Company recognized a loss of $0.3 million related to the change in fair value from the carrying value at December 31, 2018, which is included in other income (loss), net in the accompanying consolidated statements of operations.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Net Income (Loss) Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations	$(741,529)	$(73,942)	$(378,274)	$(119,597)
Noncontrolling interests’ loss from continuing operations	15,089	1,825	6,796	2,969
Net loss from continuing operations attributable to the General Partner	(726,440)	(72,117)	(371,478)	(116,628)
Dividends to preferred shares and units	(16,578)	(17,973)	(52,524)	(53,919)
Net loss from continuing operations available to the General Partner	(743,018)	(90,090)	(424,002)	(170,547)
Earnings allocated to participating securities	—	(11)	—	(33)
Income from discontinued operations, net of income taxes	—	—	—	3,725
Income from discontinued operations attributable to limited partners	—	—	—	(89)
Net loss used in basic and diluted net loss per share	$(743,018)	$(90,101)	$(424,002)	$(166,944)

Weighted average number of Common Stock outstanding - basic and diluted	978,982,729	967,798,401	973,760,599	969,521,946

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.76)	$(0.09)	$(0.43)	$(0.18)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$—	$—	$0.00
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.76)	$(0.09)	$(0.43)	$(0.17)

_______________________________________________

(1)	Amounts may not total due to rounding.
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	2,350,536	354,882	1,782,311	165,353
Weighted average stock options (1)	772,924	54,827	433,849	—
Limited Partner OP Units	20,793,463	23,715,908	22,720,350	23,728,741
_______________________________________________

(1)	Net of assumed repurchases in accordance with the treasury stock method.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net loss per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from continuing operations	$(741,529)	$(73,942)	$(378,274)	$(119,597)
Noncontrolling interests’ loss from continuing operations	25	57	83	113
Net loss from continuing operations attributable to the Operating Partnership	(741,504)	(73,885)	(378,191)	(119,484)
Dividends to preferred units	(16,578)	(17,973)	(52,524)	(53,919)
Net loss from continuing operations available to the Operating Partnership	(758,082)	(91,858)	(430,715)	(173,403)
Earnings allocated to participating units	—	(11)	—	(33)
Income from discontinued operations, net of income taxes	—	—	—	3,725
Net loss used in basic and diluted net loss per unit	$(758,082)	$(91,869)	$(430,715)	$(169,711)

Weighted average number of common units outstanding - basic and diluted	999,776,192	991,514,309	996,480,948	993,250,687

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.76)	$(0.09)	$(0.43)	$(0.18)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$—	$—	$0.00
Basic and diluted net loss per unit attributable to common unitholders (1)	$(0.76)	$(0.09)	$(0.43)	$(0.17)

_______________________________________________

(1)	Amounts may not total due to rounding.
The following were excluded from diluted net loss per unit attributable to common unitholders, as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	2,350,536	354,882	1,782,311	165,353
Weighted average stock options (1)	772,924	54,827	433,849	—
_______________________________________________

(1)	Net of assumed repurchases in accordance with the treasury stock method.
Note 16 – Subsequent Events
The following events occurred subsequent to September 30, 2019:
Real Estate Investment Activity
From October 1, 2019 through October 23, 2019 the Company disposed of two properties, for an aggregate gross sales price of $7.3 million, both of which were held for sale with an aggregate carrying value of $5.2 million as of September 30, 2019 and an estimated gain of $1.8 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Class Action Settlement
In connection with the Class Action Settlement, on October 15, 2019, the Company funded $966.3 million, which included the Company’s contribution of $738.5 million. The contribution from the Company’s Former Manager and Former CFO was satisfied with a combination of (i) Limited Partner OP Units held by the Former Manager and Former CFO, (ii) amounts due related to dividends on certain of such Limited Partner OP Units previously withheld from distribution, (iii) the value of substantially all of the Limited Partner OP Units and dividends surrendered to the Company in July 2019 as a result of a settlement by the Former Manager with the SEC, and (iv) cash paid by the Former Manager and Former CFO. On October 15, 2019, the Company contributed $227.8 million for such OP Units and dividends and canceled the19.9 million Limited Partner OP Units surrendered by the Former Manager and Former CFO to the Company.
Common Stock Dividend
On November 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the fourth quarter of 2019 to stockholders of record as of December 31, 2019, which will be paid on January 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On November 5, 2019, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for January 2020 through March 2020 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
December 15, 2019 - January 14, 2020	January 1, 2020	January 15, 2020
January 15, 2020 - February 14, 2020	February 1, 2020	February 18, 2020
February 15, 2020 - March 14, 2020	March 1, 2020	March 16, 2020

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Exchange Act) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties may be subject to impairment charges.

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

•
We are subject to risks associated with the pending SEC investigation and civil litigation relating to the findings of the Audit Committee Investigation, including whether recent settlements in the civil litigation will receive final approval from the court.

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
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
When we refer to “annualized rental income,” we mean the rental revenue under our leases on operating properties on a straight-line basis, which includes the effect of rent escalations and any tenant concessions, such as free rent, and our pro rata share of such revenues from properties owned by unconsolidated joint ventures. Annualized rental income excludes any adjustments to rental income due to changes in the collectability assessment, contingent rent, such as percentage rent, and operating expense reimbursements. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
When we refer to “operating properties” we mean properties owned and consolidated by the Company, omitting properties (the “Excluded Properties”) for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. At September 30, 2019 and 2018, there were no Excluded Properties.
Effective April 1, 2019, the Company determined that the real estate portfolio and economic metrics of operating properties should include the Company's pro rata share of square feet and annualized rental income from the Company's unconsolidated joint ventures, based upon the Company's legal ownership percentage, which may, at times, not equal the Company's economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. The Company did not update data presented for prior periods as the impact on prior period metrics was immaterial.
As of September 30, 2019, our portfolio was comprised of 3,926 retail, restaurant, office and industrial real estate properties with an aggregate 88.7 million square feet, of which 98.9% was leased, with a weighted-average remaining lease term of 8.4 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned 3,926 retail, restaurant, office and industrial operating properties with an aggregate of 90.7 million square feet, of which 99.0% was leased, with a weighted-average remaining lease term of 8.4 years as of September 30, 2019.

Overview
VEREIT is a full-service real estate operating company that owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,926 retail, restaurant, office and industrial operating properties with an aggregate 90.7 million rentable square feet and economic occupancy rate of 99.0% as of September 30, 2019, with a weighted-average remaining lease term of 8.4 years, omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures.
Operating Highlights and Key Performance Indicators
2019 Activity

•
Acquired controlling financial interests in 40 commercial properties for an aggregate purchase price of $260.7 million, which includes $1.4 million of external acquisition-related expenses that were capitalized.

•
Disposed of 107 properties, including the sale of six consolidated properties to two newly-formed joint ventures in which the Company owns a 20% equity interest and one property sold through a foreclosure, for an aggregate sales price of $926.0 million, of which the Company’s share was $905.9 million, resulting in proceeds of $846.0 million after closing costs. The Company recorded a gain of $251.9 million related to the sales.

•	Completed a public equity offering of 94.3 million shares of Common Stock for net proceeds, after underwriting discounts and offering expenses, of $886.9 million.

•
Redeemed 4.0 million shares of Series F Preferred Stock, representing approximately 9.33% of the issued and outstanding preferred shares. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share.

•	Entered into agreements to settle certain outstanding litigation, including the pending Class Action litigation, the SDNY Derivative Action and the remaining Opt-Out Actions.

•
Entered into forward starting interest rate swaps with a total notional amount of $400.0 million. The swaps are structured to hedge the 10-year Treasury interest rate risk component associated with potential issuance of 10-year public debt.

•	The Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, was repaid utilizing borrowings under the Credit Facility.

•	Declared a quarterly dividend of $0.1375 per share of Common Stock for the third quarter of 2019, representing an annualized dividend rate of $0.55 per share.

•
Aggregate shares issued under the Prior Program through September 30, 2019 totaled 5.0 million at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30 for net proceeds of $41.8 million. No shares have been issued under the Current ATM Program as of September 30, 2019.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of September 30, 2019, based on annualized rental income of $1.1 billion.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our real estate properties. The following table shows the property statistics of our operating properties as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Portfolio Metrics
Operating properties	3,926	4,021
Rentable square feet (in millions) (1)	90.7	93.9
Economic occupancy rate (1)(2)	99.0%	99.1%
Investment-grade tenants (3)	39.5%	42.7%
____________________________________

(1)
As of September 30, 2019, rentable square feet and economic occupancy rate exclude one redevelopment property and include the Company's pro rata share of square feet from the Company's unconsolidated joint ventures.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.

(3)
Based on annualized rental income of our real estate portfolio as of September 30, 2019 and 2018, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable. As of September 30, 2019, includes the Company’s pro rata share of annualized rental income from the Company’s unconsolidated joint ventures.

The following table shows the economic metrics of our operating properties as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Economic Metrics
Weighted-average lease term (in years) (1)	8.4	8.9
Lease rollover: (1)(2)
Annual average	6.3%	5.4%
Maximum for a single year	8.7%	8.0%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of September 30, 2019.

(2)	Through the end of the next five years as of the respective reporting date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Financial Metrics
Revenues (1)	$302,985	$313,866	$931,871	$944,604
Loss from continuing operations	$(741,529)	$(73,942)	$(378,274)	$(119,597)
Income from discontinued operations, net of income taxes	$—	$—	$—	$3,725

Loss from continuing operations attributable to common stockholders per diluted share(2)	$(0.76)	$(0.09)	$(0.43)	$(0.18)
Income from discontinued operations attributable to common stockholders per diluted share(2)	$—	$—	$—	$0.00
Net loss attributable to common stockholders per diluted share(2)(4)	$(0.76)	$(0.09)	$(0.43)	$(0.17)

FFO attributable to common stockholders and limited partners from continuing operations(3)	$(657,147)	$38,055	$(287,805)	$279,765
FFO attributable to common stockholders and limited partners from discontinued operations(3)	—	—	—	3,725
FFO attributable to common stockholders and limited partners(3)	$(657,147)	$38,055	$(287,805)	$283,490

AFFO attributable to common stockholders and limited partners from continuing operations(3)	$177,580	$178,529	$533,082	$538,177
AFFO attributable to common stockholders and limited partners from discontinued operations(3)	—	—	—	3,202
AFFO attributable to common stockholders and limited partners(3)	$177,580	$178,529	$533,082	$541,379

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share(3)	$0.18	$0.18	$0.53	$0.54
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share(3)	$—	$—	$—	$0.00
AFFO attributable to common stockholders and limited partners per diluted share(3)	$0.18	$0.18	$0.53	$0.54
____________________________________

(1)	Represents continuing operations as presented on the statements of operations in accordance with U.S. GAAP.

(2)	See Note 15 – Net Income (Loss) Per Share/Unit for calculation of net income (loss) per share.

(3)	See the “Non-GAAP Measures” section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

(4)	Amounts may not total due to rounding.

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
Rental Revenue
The table below sets forth, for the periods presented, rental revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs 2018 Increase/(Decrease)	2019	2018	2019 vs 2018 Increase/(Decrease)
Rental revenue	$302,985	$313,866	$(10,881)	$931,871	$944,604	$(12,733)
The decrease in rental revenue during the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to real estate dispositions, partially offset by real estate acquisitions.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs 2018 Increase/(Decrease)	2019	2018	2019 vs 2018 Increase/(Decrease)
Acquisition-related	$1,199	$810	$389	$3,169	$2,496	$673
Litigation and non-routine costs, net	832,024	138,595	693,429	806,763	267,422	539,341
Property operating	30,822	31,893	(1,071)	95,703	93,894	1,809
General and administrative	14,483	15,186	(703)	45,745	46,713	(968)
Depreciation and amortization	115,111	157,181	(42,070)	369,688	487,568	(117,880)
Impairments	3,944	18,382	(14,438)	24,240	36,082	(11,842)
Restructuring	783	—	783	10,149	—	10,149
Total operating expenses	$998,366	$362,047	$636,319	$1,355,457	$934,175	$421,282
Acquisition-Related Expenses
Acquisition-related expenses, which consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals, remained relatively constant during the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Litigation and Non-Routine Costs, Net
Litigation and non-routine costs, net increased $693.4 million during the three months ended September 30, 2019, as compared to the same period in 2018, which was primarily due to $800.0 million of litigation settlement costs recorded during the three months ended September 30, 2019, related to litigation filed as a result of the findings of the Audit Committee Investigation, as discussed in Note 10 – Commitments and Contingencies, as compared to $127.5 million of litigation settlement costs recorded during the same period in 2018.
Litigation and non-routine costs, net increased $539.3 million during the nine months ended September 30, 2019, as compared to the same period in 2018. During the nine months ended September 30, 2019, the Company recorded $812.2 million of litigation settlement costs, offset by $48.4 million of insurance recoveries received related to a settlement and release agreement with certain insurance carriers, related to litigation filed as a result of the findings of the Audit Committee Investigation. In addition, the Company recorded $26.5 million of other recoveries related to the surrender of Limited Partner OP Units by the Former Manager and certain of its principals as described in Note 12 – Equity. During the nine months ended September 30, 2018, the Company recorded $217.5 million of litigation settlements related to litigation filed as a result of the findings of the Audit Committee Investigation.

Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The decrease in property operating expenses of $1.1 million during the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to real estate dispositions, offset by additional reimbursable ground rent recorded in conjunction with the adoption of ASC 842 on January 1, 2019.
The increase in property operating expenses of $1.8 million during the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to additional reimbursable ground rent recorded in conjunction with the adoption of ASC 842 on January 1, 2019.
General and Administrative Expenses
General and administrative expenses remained relatively constant during the three and nine months ended September 30, 2019, as compared to the same periods in 2018.
Depreciation and Amortization Expenses
The decrease of $42.1 million and $117.9 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018 was primarily due to furniture and fixtures that were fully depreciated during 2018, as they had reached the end of their useful lives, and real estate dispositions, partially offset by real estate acquisitions.
Impairments
The decrease of $14.4 million and $11.8 million in impairments during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018 was primarily due to the various types of properties impaired. The Company impaired 11 and 53 properties during the three and nine months ended September 30, 2019, respectively, as compared to 22 and 53 properties during the same periods in 2018.
Restructuring Expenses
During the three and nine months ended September 30, 2019, the Company recorded $0.8 million and $10.1 million, respectively, of restructuring expenses related to the reorganization of the business after the sale of its investment management segment and cessation of services performed pursuant to the Services Agreement.
Other Income (Loss), Provision for Income Taxes and Income from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	2019 vs 2018 Increase/(Decrease)	2019	2018	2019 vs 2018 Increase/(Decrease)
Interest expense	$(67,889)	$(69,310)	$(1,421)	$(208,946)	$(210,055)	$(1,109)
Gain (loss) on extinguishment and forgiveness of debt, net	975	90	885	(497)	5,339	(5,836)
Other income (loss), net	2,737	(947)	3,684	5,510	8,082	(2,572)
Equity in income and gain on disposition of unconsolidated entities	677	252	425	1,682	1,644	38
Gain on disposition of real estate and real estate assets held for sale, net	18,520	45,295	(26,775)	251,106	68,451	182,655
Provision for income taxes	(1,168)	(1,141)	27	(3,543)	(3,487)	56
Income from discontinued operations, net of income taxes	—	—	—	—	3,725	(3,725)
Interest Expense
Interest expense remained relatively constant during the three and nine months ended September 30, 2019 as compared to the same periods in 2018.

Gain (Loss) on Extinguishment and Forgiveness of Debt, Net
The increase of $0.9 million in gain (loss) on extinguishment and forgiveness of debt, net during the three months ended September 30, 2019 as compared to the same period in 2018, was related to a foreclosure sale of one property, resulting in a gain on forgiveness of debt of $1.0 million during the three months ended September 30, 2019.
Gain (loss) on extinguishment and forgiveness of debt, net decreased $5.8 million during the nine months ended September 30, 2019 as compared to the same period in 2018. During the nine months ended September 30, 2019, the Company sold one property through foreclosure, resulting in a gain on forgiveness of debt of $1.0 million. During the nine months ended September 30, 2018, the Company entered into a deed-in-lieu of foreclosure agreement with the lender of a mortgage loan, which was secured by one property, resulting in a gain on forgiveness of debt of $5.2 million.
Other Income (Loss), Net
The increase of $3.7 million in other income (loss), net during the three months ended September 30, 2019, as compared to the same period in 2018 was primarily due to the loss of $2.4 million related to the sale of three CMBS during the three months ended September 30, 2018, with no comparable activity during the same period in 2019, and $1.7 million of payments received related to the Company’s bankruptcy claim related to a prior tenant.
The decrease of $2.6 million in other income (loss), net during the nine months ended September 30, 2019, as compared to the same period in 2018 was primarily due to a $5.1 million gain in 2018 from measuring the Company’s investments in CCIT II, CCIT III and CCPT V at fair value after the investments were no longer accounted for using the equity method, a $2.4 million decrease in interest income related to the Company’s investment securities and mortgage notes receivable and a $0.6 million gain recognized upon the sale of certain investments in the Cole REITs with no comparable gains in the same period in 2019, offset by $4.2 million of payments received related to the Company’s bankruptcy claims related to two prior tenants and the loss of $2.4 million related to the sale of three CMBS during the nine months ended September 30, 2018.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The increase of $0.4 million in equity in income and gain on disposition of unconsolidated entities during the three months ended September 30, 2019, as compared to the same period in 2018 was primarily due to two newly-formed joint ventures during the nine months ended September 30, 2019, in which the Company owns a 20% equity interest.
Equity in income and gain on disposition of unconsolidated entities remained relatively constant during the nine months ended September 30, 2019, as compared to the same period in 2018.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The decrease in gain on disposition of real estate and real estate assets held for sale, net of $26.8 million during the three months ended September 30, 2019, as compared to the same period in 2018 was primarily due to the Company’s disposition of 31 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $116.8 million, which resulted in a gain of $18.5 million during the three months ended September 30, 2019, as compared to the disposition of 35 properties for an aggregate sales price of $189.5 million during the same period in 2018, which resulted in a gain of $46.1 million. During the three months ended September 30, 2019, the Company also recognized a loss of less than $0.1 million related to assets classified as held for sale, as compared to a loss of $0.8 million during the same period in 2018.
The increase in gain on disposition of real estate and real estate assets held for sale, net of $182.7 million during the nine months ended September 30, 2019, as compared to the same period in 2018, was due to the Company’s disposition of 106 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $926.0 million which resulted in a gain of $251.9 million during the nine months ended September 30, 2019, as compared to the disposition of 111 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $371.0 million during the same period in 2018, which resulted in a gain of $70.3 million. During the nine months ended September 30, 2019, the Company also recognized a loss of $0.8 million related to assets classified as held for sale, as compared to a loss of $1.9 million during the same period in 2018.
Provision for Income Taxes
The provision for income taxes remained relatively constant during the three and nine months ended September 30, 2019 as compared to the same periods in 2018.

Income from Discontinued Operations, Net of Income Taxes
The decrease in income from discontinued operations, net of income taxes of $3.7 million during the nine months ended September 30, 2019 was due to the completion of the sale of Cole Capital on February 1, 2018.

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

The table below presents FFO and AFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(741,529)	$(73,942)	$(378,274)	$(115,872)
Dividends on non-convertible preferred stock	(16,578)	(17,973)	(52,524)	(53,919)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(18,520)	(45,226)	(251,113)	(69,083)
Depreciation and amortization of real estate assets	114,695	156,527	368,172	485,260
Impairment of real estate	3,944	18,382	24,240	36,082
Proportionate share of adjustments for unconsolidated entities	841	287	1,694	1,022
FFO attributable to common stockholders and limited partners	(657,147)	38,055	(287,805)	283,490
Acquisition-related expenses	1,199	810	3,169	2,496
Litigation and non-routine costs, net	832,024	138,595	806,763	266,768
Loss on disposition of discontinued operations	—	—	—	1,785
Loss (gain) on investment securities and mortgage notes receivable	28	3,336	493	(2,302)
(Gain) loss on derivative instruments, net	—	(69)	58	(447)
Amortization of premiums and discounts on debt and investments, net	(1,177)	(1,123)	(3,833)	(2,332)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	692	1,058	2,034	3,233
Net direct financing lease adjustments	411	483	1,230	1,525
Amortization and write-off of deferred financing costs	3,319	3,926	10,159	15,451
Deferred and other tax benefit (1)	—	—	—	(1,855)
(Gain) loss on extinguishment and forgiveness of debt, net	(975)	(90)	497	(5,339)
Straight-line rent, net of bad debt expense related to straight-line rent (2)	(5,470)	(8,720)	(20,925)	(31,382)
Equity-based compensation	2,924	3,003	9,317	9,493
Restructuring expenses	783	—	10,149	—
Other amortization and non-cash charges, net	1,138	(726)	2,324	354
Proportionate share of adjustments for unconsolidated entities	(128)	(9)	(512)	(24)
Adjustments for Excluded Properties	(41)	—	(36)	465
AFFO attributable to common stockholders and limited partners	$177,580	$178,529	$533,082	$541,379

Weighted-average shares of Common Stock outstanding - basic	978,982,729	967,798,401	973,760,599	969,521,946
Effect of Limited Partner OP Units and dilutive securities (3)	23,916,923	24,125,616	24,936,510	23,894,095
Weighted-average shares of Common Stock outstanding - diluted (4)	1,002,899,652	991,924,017	998,697,109	993,416,041

AFFO attributable to common stockholders and limited partners per diluted share	$0.18	$0.18	$0.53	$0.54
____________________________________

(1)	This adjustment represents the non-current portion of the benefit from income taxes in order to show only the current portion of the benefit from income taxes as an impact to AFFO.

(2)
Upon adoption of ASC 842, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue and does not record bad debt expense for uncollectible accounts.

(3)
Limited Partner OP Units includes 19.9 million Limited Partner OP Units surrendered to the Company by the Former Manager and the Former CFO in connection with the Class Action Settlement and subsequently canceled on October 15, 2019. Dilutive securities include unvested Restricted Shares, unvested Restricted Stock Units and stock options.

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
Common Stock Offering
On September 26, 2019, the Company completed a public equity offering (the "Offering"), selling a total of 94.3 million shares of Common Stock, which included the full exercise of the underwriters' option to purchase additional shares, for net proceeds, after underwriting discounts and offering expenses, of $886.9 million. The Company contributed the net proceeds from this offering to the OP in exchange for additional General Partner OP Units, which have substantially identical economic terms as the Company’s common stock. Subsequent to September 30, 2019, the net proceeds of the Offering were used to pay amounts owed in connection with the settlement of certain litigation, as described in Note 10 – Commitments and Contingencies, and for general corporate purposes.
Common Stock Continuous Offering Programs
On September 19, 2016, the Company registered the Prior Program pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the nine months ended September 30, 2019, the Company had issued 5.0 million shares under the Prior Program, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million. The proceeds from the sale of shares were used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
On April 15, 2019, the Company established the Current ATM Program, which replaced the Company’s Prior Program. The proceeds from any sale of shares in the Current ATM Program will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. No shares have been issued under the Current ATM Program as of September 30, 2019, and an aggregate gross sales price of up to $750.0 million, through its sales agents, is available.
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
There were no share repurchases under the 2018 Share Repurchase Program or 2019 Share Repurchase Program during the nine months ended September 30, 2019. As of September 30, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program through the program’s expiration date of May 6, 2022. Shares of Common Stock repurchased by the Company, if any, will be returned to the status of authorized but unissued shares of Common Stock.
Series F Preferred Stock and Series F Preferred OP Units
On July 5, 2019, the Company redeemed 4.0 million shares of its Series F Preferred Stock, representing approximately 9.33% of its issued and outstanding shares. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share. As of September 30, 2019, there were approximately 38.9 million shares of Series F Preferred Stock (and approximately 38.9 million corresponding Series F Preferred Units that were issued to the General Partner) and 49,766 Limited Partner Series F Preferred Units that were issued and outstanding.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the nine months ended September 30, 2019, the Company disposed of 107 properties, including the sale of six consolidated properties to the Industrial Partnership in which the Company owns a 20% equity interest and one property sold through foreclosure, for an aggregate sales price of $926.0 million, of which the Company’s share was $905.9 million, resulting in consolidated proceeds of $846.0 million after closing costs. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and to fund property acquisitions.
Credit Facility
Summary and Obligations
On May 23, 2018, the Company, as guarantor, and the Operating Partnership, as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto that allows for maximum borrowings of $2.9 billion, consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Credit Facility Term Loan. As of September 30, 2019, the Revolving Credit Facility had no outstanding balance and $900.0 million had been drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of September 30, 2019, letters of credit outstanding were $3.9 million.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2019.

Corporate Bonds
Summary and Obligations
On February 6, 2019, the Company’s 2019 Senior Notes matured and the principal outstanding of $750.0 million, plus accrued and unpaid interest thereon, were repaid, utilizing borrowings under the Credit Facility.
As of September 30, 2019, the OP had $2.65 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of September 30, 2019, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
As of September 30, 2019, the Company had $402.5 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the 2020 Convertible Notes during the nine months ended September 30, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of September 30, 2019.
Mortgage Notes Payable
Summary and Obligations
As of September 30, 2019, the Company had non-recourse mortgage indebtedness of $1.7 billion, which was collateralized by 412 properties, reflecting a decrease from December 31, 2018 of $200.9 million derived primarily from our disposition activity during the nine months ended September 30, 2019. Our mortgage indebtedness bore interest at the weighted-average rate of 5.05% per annum and had a weighted-average maturity of 2.9 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties and had no restrictions on the payment of dividends.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of September 30, 2019.

Derivative Activity
As discussed in Note 6 – Debt and Note 7 – Derivatives and Hedging Activities, during the nine months ended September 30, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, to hedge interest rate volatility. The swap agreements effectively fixed the Credit Facility Term Loan interest rate, including the spread which can vary based on our credit rating, at approximately 3.84%.
During the three months ended September 30, 2019, the Company entered into forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the potential issuance of long-term debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 120 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments), with potential issuance of 10-year public debt.
Litigation
During the nine months ended September 30, 2019, the Company recorded $69.5 million of litigation costs in connection with litigations and investigations that arose from the findings of the Audit Committee Investigation and related matters. The Company also entered into agreements to settle certain outstanding litigation, including the pending class action litigation. In accordance with the terms of the agreements, certain defendants agreed to pay in the aggregate $1.025 billion, comprised of contributions from the Former Manager totaling $225.0 million, $12.5 million from the Company’s Former CFO, $49.0 million from the Company’s former auditor, and the balance of $738.5 million from the Company. The contribution from the Company’s Former Manager and Former CFO were subsequently satisfied with a combination of (i) Limited Partner OP Units held by the Former Manager and the Former CFO, (ii) amounts due related to dividends on certain of such Limited Partner OP Units previously withheld from distribution, (iii) the value of substantially all of the Limited Partner OP Units and dividends surrendered to the Company in July 2019 as a result of a settlement by the Former Manager with the SEC, and (iv) cash paid by the Former Manager and Former CFO. On October 15, 2019, the Company paid $966.3 million to fund its contribution and a portion of the Former Manager and Former CFO’s contributions in connection with their 19.9 million surrendered Limited Partner OP Units and dividends related to certain of such Limited Partner OP Units.
Dividends
On August 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the third quarter of 2019 to stockholders of record as of September 30, 2019, which was paid on October 15, 2019. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis).

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,716,199	$2,458	$630,650	$416,265	$666,826
Interest payments - mortgage notes (1) (2)	244,983	22,098	141,439	79,065	2,381
Principal payments - Credit Facility	900,000	—	—	900,000	—
Interest payments - Credit Facility (1) (2)	123,906	8,827	70,136	44,943	—
Principal payments - corporate bonds	2,650,000	—	400,000	—	2,250,000
Interest payments - corporate bonds	663,872	29,472	226,151	202,776	205,473
Principal payments - convertible debt	402,500	—	402,500	—	—
Interest payments - convertible debt	18,196	3,773	14,423	—	—
Operating and ground lease commitments	339,777	5,357	44,569	43,800	246,051
Other commitments (3)	5,007	5,007	—	—	—
Total	$7,064,440	$76,992	$1,929,868	$1,686,849	$3,370,731
____________________________________

(1)
As of September 30, 2019, we had no variable rate mortgage notes and $900.0 million of variable rate debt on the Credit Facility effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our swap agreements to calculate the debt payment obligations in future periods.

(2)	Interest payments due in future periods on the $13.8 million of variable rate debt were calculated using a forward LIBOR curve.

(3)	Includes the Company’s share of capital expenditures related to an expansion project of the property held within an unconsolidated joint venture and letters of credit outstanding.
Cash Flow Analysis for the nine months ended September 30, 2019
Operating Activities – During the nine months ended September 30, 2019, net cash provided by operating activities increased $71.5 million to $505.2 million from $433.7 million during the same period in 2018. The increase was primarily due to the $90.0 million litigation settlement paid during the nine months ended September 30, 2018, as compared to the $54.9 million paid during the same period in 2019, and the receipt of an insurance settlement of $48.4 million during the nine months ended September 30, 2019.
Investing Activities – Net cash provided by investing activities for the nine months ended September 30, 2019 increased $356.5 million to $554.3 million from net cash provided by investing activities of $197.8 million during the same period in 2018. The increase was primarily related to an increase of $487.6 million in net proceeds from the disposition of real estate investments during the nine months ended September 30, 2019, as compared to the same period in 2018, offset by a decrease in proceeds from the disposition of discontinued operations of $123.9 million.
Financing Activities – Net cash used in financing activities of $63.2 million decreased $579.6 million during the nine months ended September 30, 2019 from $642.8 million during the same period in 2018. The decrease was primarily related to $929.0 million of proceeds received from the issuance of Common Stock in 2019, offset by the repayment of the 2019 Senior Notes of $750.0 million in 2019, a decrease of $111.0 million in net borrowings on the Credit Facility from 2018 to 2019 and the redemption of $100.1 million of Series F Preferred Stock in 2019. The decrease is also due to the repayment of convertible notes of $597.5 million in 2018.
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
Interest Rate Risk
As of September 30, 2019, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $5.9 billion and $5.7 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $154.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $243.6 million.
As of September 30, 2019, our debt included variable-rate debt with a fair value and carrying value of $13.9 million and $13.8 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2019 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.1 million annually. See Note 6 – Debt to our consolidated financial statements.
As of September 30, 2019, our interest rate swaps had a fair value that resulted in liabilities of $48.0 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. The Company is not able to predict when

LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on the majority of our variable rate debt as discussed in Note 6 – Debt and the swap rate for the majority of our interest rate swaps, as discussed in Note 7 – Derivatives and Hedging Activities. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company's ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. Certain risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Redeemed (1)	Redemption Price Per Share/Unit
July 1, 2019 - July 31, 2019	4,000,000	$25.00
August 1, 2019 - August 31, 2019	—	—
September 1, 2019 - September 30, 2019	—	—
Total	4,000,000	$25.00
_______________________________________________

(1)	During the three months ended September 30, 2019, the Company redeemed an aggregate of 4.0 million shares of its Series F Preferred Stock.

There were no share repurchases under the 2018 Share Repurchase Program or 2019 Share Repurchase Program during the third quarter of 2019. See Note 12 –  Equity for further discussion of the share repurchase programs.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.11	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.12	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.15	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.17	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
10.1*	Class Action Stipulation of Settlement, dated as of September 30, 2019, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P. and the other parties named therein.
10.2*	Derivative Action Stipulation and Agreement of Settlement, dated as of September 27, 2019, by and among VEREIT, Inc. and the other parties named therein.
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: November 5, 2019