Form 10-K
period 2019-12-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2020-02-26
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file numbers: 001-35263 and 333-197780

VEREIT, Inc.
VEREIT Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

Maryland	(VEREIT, Inc.)		45-2482685
Delaware	(VEREIT Operating Partnership, L.P.)		45-1255683
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2325 E. Camelback Road, 9th Floor	Phoenix	AZ	85016
(Address of principal executive offices)			(Zip Code)

(800)	606-3610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Trading symbol(s):	Name of each exchange on which registered:
Common Stock	$0.01 par value per share (VEREIT, Inc.)	VER	New York Stock Exchange
6.70% Series F Cumulative Redeemable Preferred Stock	$0.01 par value per share (VEREIT, Inc.)	VER PRF	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Securities Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of VEREIT, Inc. as of June 28, 2019 was approximately $8.8 billion based on the closing sale price for VEREIT, Inc.’s common stock on that day as reported by the New York Stock Exchange.

There were 1,077,331,084 shares of common stock of VEREIT, Inc. outstanding as of February 21, 2020.
There is no public trading market for the common units of VEREIT Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of VEREIT Operating Partnership, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of VEREIT, Inc.’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE

This report combines the Annual Reports on Form 10-K for the year ended December 31, 2019 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity or debt issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate disclosures in Item 9A. Controls and Procedures and Exhibit 31 and Exhibit 32 certifications. As sole general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the fiscal year ended December 31, 2019

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations and business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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

•
We may be subject to increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of London Inter-Bank Offer Rate (“LIBOR”) after 2021.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the senior unsecured notes (the “Senior Notes”), and the Credit Agreement governing the terms of the Credit Facility (as both terms are defined in Item 1. Business).

•	Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We are subject to risks associated with our joint ventures including their management.

•	Compliance with the REIT annual distribution requirements may limit our operating flexibility.

•	We may be unable to retain or hire key personnel.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2019.

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
When we refer to a “creditworthy tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “creditworthy tenant” even though it does not have an investment grade credit rating, we do so based on our management’s determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. As explained further below, this determination is based on our management’s substantial experience performing credit analysis and is made after evaluating a tenant’s due diligence materials that are made available to us, including financial statements and operating data.
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
When we refer to “operating properties” we mean properties owned and consolidated by the Company, omitting properties (the “Excluded Properties”) for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. At December 31, 2019 and 2018, there were no Excluded Properties. During the year ended December 31, 2019, there was one Excluded Property, which was an office property comprised of 145,186 square feet, of which 6,926 square feet were vacant, with principal outstanding of $19.5 million on the related mortgage loan. During the year ended December 31, 2018, there was one Excluded Property, which was a vacant industrial property, comprised of 307,725 square feet with principal outstanding of $16.2 million on the related mortgage loan. During the year ended December 31, 2017, there were seven Excluded Properties, which were two vacant office properties and five industrial properties, two of which were vacant, comprised of an aggregate 2.1 million square feet with aggregate principal outstanding of $116.6 million on the related mortgage loans.
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

As of December 31, 2019, our portfolio was comprised of 3,858 retail, restaurant, office and industrial real estate properties with an aggregate 88.5 million square feet, of which 99.0% was leased, with a weighted-average remaining lease term of 8.3 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we had an aggregate of 89.5 million square feet, of which 99.1% was leased, with a weighted-average remaining lease term of 8.3 years as of December 31, 2019.

PART I
Item 1. Business.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, the Company has 3,858 retail, restaurant, office and industrial operating properties with an aggregate of 89.5 million square feet, of which 99.1% was leased as of December 31, 2019, with a weighted-average remaining lease term of 8.3 years. VEREIT’s business model provides equity capital to creditworthy corporations in return for long-term leases on their properties.
Substantially all of our real estate operations are conducted through the Operating Partnership. VEREIT, Inc. is the sole general partner and holder of 99.9% of the common partnership interests in the Operating Partnership (the “OP Units”) as of December 31, 2019.
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
2019 Developments
Real Estate Acquisitions
During the year ended December 31, 2019, the Company acquired controlling financial interests in 66 commercial properties for an aggregate purchase price of $403.6 million, which includes $2.3 million of external acquisition-related expenses that were capitalized.
Real Estate Dispositions
During the year ended December 31, 2019, the Company disposed of 201 properties, including the sale of six consolidated properties to two newly-formed joint ventures in which the Company owns a 20% equity interest (the “Industrial Partnership”) and one property sold through a foreclosure as discussed in Note 6 – Debt, for an aggregate gross sales price of $1.2 billion, of which our share was $1.1 billion after the profit participation payments related to the disposition of 36 Red Lobster properties. The dispositions resulted in proceeds of $1.1 billion after closing costs and contributions to the Industrial Partnership. The Company recorded a gain of $293.9 million related to the dispositions which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
Litigation Activity
During the year ended December 31, 2019, the Company also entered into agreements to settle certain outstanding litigation, including the pending class action lawsuit. In accordance with the terms of the agreements, certain defendants agreed to pay in the aggregate $1.025 billion, comprised of contributions from principals of the Company's former external manager, ARC Properties Advisors, LLC, (the “Former Manager”) totaling $225.0 million, $12.5 million from the Company’s former Chief Financial Officer (the “Former CFO”), $49.0 million from the Company’s former auditor, and the balance of $738.5 million from the Company. The contribution from the Company’s Former Manager and Former CFO were subsequently satisfied with a combination of (i) Limited Partner OP Units held by the Former Manager and the Former CFO, (ii) amounts due related to dividends on certain of such Limited Partner OP Units previously withheld from distribution, (iii) the value of substantially all of the Limited Partner OP Units and dividends surrendered to the Company in July 2019 as a result of a settlement by the Former Manager with the SEC, and (iv) cash paid by the Former Manager and Former CFO. On October 15, 2019, the Company paid $966.3 million to fund its contribution and a portion of the Former Manager and Former CFO’s contributions in connection with their 19.9 million surrendered Limited Partner OP Units and dividends related to certain of such Limited Partner OP Units. The Company also reached an agreement on the material terms of a negotiated resolution relating to the U.S. Securities and Exchange Commission’s (the “SEC”) investigation pertaining to the findings of the investigation conducted in 2014 by the audit committee (the “Audit Committee”) of the General Partner’s Board of Directors (the “Audit Committee Investigation”), among other things, as discussed in Note 10 – Commitments and Contingencies.
Balance Sheet and Liquidity
Credit Agreement
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). In connection with entering into the Credit Agreement, the OP repaid all of the outstanding obligations under the Amended and Restated Credit Agreement dated as of June 30, 2014 (as amended, the “2014 Credit Agreement”) and the 2014 Credit Agreement was terminated. Effective December 27, 2019, the Company reduced its Revolving Credit Facility capacity from $2.0 billion to $1.5 billion. At December 31, 2019, $150.0 million was outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan.
Derivatives and Hedging Activities
During the year ended December 31, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, which were designated as cash flow hedges. Due to an improvement in the Company's credit rating during the fourth quarter of 2019, the interest rate spread on the $900.0 million Credit Facility Term Loan was reduced by 25 bps to LIBOR + 1.10%, and beginning on November 1, 2019, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at 3.59%.
During the year ended December 31, 2019, the Company also entered into forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the anticipated issuance of long-term debt.
Debt Activity
During the year ended December 31, 2019, the Company’s total debt decreased by $382.2 million, from $6.1 billion to $5.7 billion, primarily due to the redemption of the 2019 Senior Notes of $750.0 million, the redemption of the 4.125% senior notes due 2021 (the “2021 Senior Notes”) of $400.0 million, the repurchase of $80.7 million of the 3.75% convertible senior notes due 2020 (the “2020 Convertible Notes”), net repayments on the Revolving Credit Facility of $103.0 million and a reduction of $388.1 million in secured debt, offset by the issuance of the 3.10% senior notes due 2029 (the “2029 Senior Notes”) of $600.0 million and borrowings on the Credit Facility Term Loan of $750.0 million.
Common Stock Offering
On September 26, 2019, the Company completed a public equity offering (the "Offering"), selling a total of 94.3 million shares of Common Stock, which included the full exercise of the underwriters' option to purchase additional shares, for net proceeds, after underwriting discounts and offering expenses, of $886.9 million. The Company contributed the net proceeds from the Offering to the OP in exchange for additional General Partner OP Units, which have substantially identical economic terms as the Company’s Common Stock. Subsequent to September 30, 2019, the net proceeds of the Offering were used to pay amounts owed in connection with the settlement of certain litigation, as described in Note 10 – Commitments and Contingencies, and for general corporate purposes.

Common Stock Continuous Offering Programs
On September 19, 2016, the Company registered a continuous equity offering program (the “Prior Program”) pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the year ended December 31, 2019, the Company had issued 5.0 million shares under the Prior Program, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million.
On April 15, 2019, the Company established a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions (the “Current ATM Program”). The Current ATM Program replaced the Prior Program. The proceeds from any sale of shares under the Current ATM Program have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of and during the year ended December 31, 2019, the Company had issued 9.0 million shares under the Current ATM Program, at a weighted average price per share of $9.60, for gross proceeds of $86.7 million. The weighted average price per share, net of offering costs, was $9.46, for net proceeds of $85.4 million. As of December 31, 2019, the Company had $663.3 million available to be sold under the Current ATM Program.
Share Repurchase Programs
On May 3, 2018, the Company’s Board of Directors terminated its prior share repurchase program and authorized a new program (the “2018 Share Repurchase Program”) that permitted the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warranted. On May 6, 2019, the Company’s Board of Directors authorized a new share repurchase program (the “2019 Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the share repurchase programs, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The share repurchase programs do not obligate the Company to make any repurchases at a specific time or in a specific situation, and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the share repurchase programs, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2018 Share Repurchase Program or the 2019 Share Repurchase Program during the year ended December 31, 2019. As of December 31, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program. During the year ended December 31, 2018, the Company repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million under the 2018 Share Repurchase Program.
Series F Preferred Stock and Series F Preferred OP Units
During the year ended December 31, 2019, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 28.02% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
As of December 31, 2019, there were approximately 30.9 million shares of Series F Preferred Stock, approximately 30.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
Termination of Services Agreement with the Cole Purchaser (as defined below)
During the year ended December 31, 2019, the Company’s obligation to provide certain initial transition services for CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC, terminated in accordance with the terms of the services agreement (the “Services Agreement”). Under the Services Agreement, the Company had continued to provide certain initial transition services to the Cole Purchaser and the Cole REITs subsequent to the sale of Cole Capital on February 1, 2018. The Company recorded $10.5 million of restructuring expenses related to the reorganization of its business after the sale of Cole Capital and cessation of initial transition services performed pursuant to the Services Agreement. Under the Services Agreement, the Company continues to be obligated to provide certain other services through December 31, 2023, which may be extended to December 31, 2024 under certain circumstances.

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
Real Estate Investments
As of December 31, 2019, the Company owned 3,858 operating properties comprising 89.5 million square feet of retail and commercial space located in 49 states and Puerto Rico, of which 99.1% was leased with a weighted-average remaining lease term of 8.3 years, which includes properties owned through consolidated joint ventures and the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures and omits the square feet of one redevelopment property. There were no tenants exceeding 10% of our consolidated annualized rental income as of December 31, 2019 or 2018. As of December 31, 2019 and 2018, properties located in Texas represented 12.8% and 12.5%, respectively, of our consolidated annualized rental income. As of December 31, 2019 and 2018, tenants in the casual dining restaurant industry accounted for 12.0%, and 12.8%, respectively, of our consolidated annualized rental income. As of December 31, 2019 and 2018, tenants in the manufacturing industry accounted for 9.3% and 10.1%, respectively, of our consolidated annualized rental income.
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
Employees
As of December 31, 2019, we had approximately 160 employees.

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

The following discussion supplements and updates the disclosures under “Certain U.S. Federal Income Tax Considerations” in the prospectus dated April 15, 2019 contained in our Registration Statement on Form S-3 filed with the SEC on April 15, 2019.

The sixth sentence of the discussion under “Certain U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - Distributions Attributable to Sale or Exchange of Real Property” is revised to read, “We must withhold 21% of any distribution that is a distribution attributable to USRPI gain,” such that the revised paragraph reads in full as follows:

Distributions Attributable to Sale or Exchange of Real Property. Except as discussed below with respect to 10% or less holders of regularly traded classes of stock, “qualified shareholders” and “qualified foreign pension funds” (for periods on and after December 18, 2015), for any year in which we qualify as a REIT, a Non-U.S. Stockholder will incur tax on distributions by us that are attributable to gain from our sale or exchange of USRPIs under special provisions of the U.S. federal income tax laws known as the Foreign Investment in Real Property Act, or FIRPTA. The term USRPIs includes interests in real property and shares in corporations at least 50% of whose real estate and business assets consist of interests in U.S. real property. Under those rules, a Non-U.S. Stockholder is taxed on distributions by us attributable to gain from sales of USRPIs as if the gain were effectively connected with a U.S. trade or business of the Non-U.S. Stockholder. A Non-U.S. Stockholder thus would be taxed on such a distribution at regular tax rates applicable to U.S. Stockholders, subject to any applicable alternative minimum tax. A corporate Non-U.S. Stockholder not entitled to treaty relief or exemption also may be subject to the 30% branch profits tax on such a distribution. We must withhold 21% of any distribution that is a distribution attributable to USRPI gain. A Non-U.S. Stockholder may receive a credit against its tax liability for the amount we withhold. However, FIRPTA and the 21% withholding tax will not apply to any distribution with respect to any class of our stock that is regularly traded on an established securities market located in the United States if the recipient Non-U.S. Stockholder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of distribution. Instead, any distribution will be treated as an ordinary distribution subject to the rules discussed above.

The second sentence of the discussion under “Certain U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - U.S. Federal Income Tax Withholding on Distributions not Subject to FIRPTA” is revised to read, “We also may be require to withhold tax at the rate of 21% on the portion of any dividend to a Non-U.S. Stockholder that is or could be designated by us as a capital gain dividend, even if not attributable to gain on a sale or exchange of an interest in U.S. real property,” such that the revised paragraph reads in full as follows:

U.S. Federal Income Tax Withholding on Distributions not Subject to FIRPTA. For U.S. federal income tax withholding purposes, we generally will withhold tax at the rate of 30% on the amount of any distribution (other than distributions designated as capital gain dividends or distributions of USRPI gain subject to FIRPTA as discussed above) made to a Non‑U.S. Stockholder, unless the Non‑U.S. Stockholder provides us with appropriate documentation (1) evidencing that such Non‑U.S. Stockholder is eligible for an exemption or reduced rate under an applicable income tax treaty, generally an IRS Form W‑8BEN or W-8BEN-E (in which case we will withhold at the lower treaty rate) or (2) claiming that the dividend is effectively connected with the Non‑U.S. Stockholder’s conduct of a trade or business within the U.S., generally an IRS Form W‑8ECI (in which case we will not withhold tax). We also may be require to withhold tax at the rate of 21% on the portion of any dividend to a Non-U.S. Stockholder that is or could be designated by us as a capital gain dividend, even if not attributable to gain on a sale or exchange of an interest in U.S. real property. Such withheld amounts of tax do not represent actual tax liabilities, but rather, represent payments in respect of those tax liabilities described in the preceding two paragraphs. Therefore, such withheld amounts are creditable by the Non‑U.S. Stockholder against its actual U.S. federal income tax liabilities, including those described in the preceding two paragraphs. The Non‑U.S. Stockholder would be entitled to a refund of any amounts withheld in excess of such Non‑U.S. Stockholder’s actual U.S. federal income tax liabilities, provided the required information is timely furnished to the IRS.

The paragraph under “Certain U.S. Federal Income Tax Considerations - Taxation of Non-U.S. Stockholders - Qualified Foreign Pension Funds” is replaced in its entirety, such that the revised paragraph reads in full as follows:

Qualified Foreign Pension Funds. For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” nor any “qualified controlled entity” is treated as a Non-U.S. Stockholder. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. A “qualified controlled entity” is an entity all the interests of which are held by a qualified foreign pension fund. Alternatively, under proposed Treasury Regulations that taxpayers generally may rely on, but which are subject to change, a “qualified controlled entity” is a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities or partnerships. Distributions received by qualified foreign pension funds and qualified controlled entities will be taxed as described above at - Distributions - In General regardless of whether the distribution is attributable to the sale of a USRPI. Gain of a qualified foreign pension fund or qualified controlled entity treated as gain from the sale or exchange of our stock as well as our capital gain dividends and distributions treated as gain from the sale or exchange of our stock under the rules described above at - Distributions - In General, will not be subject to tax unless such gain is treated as effectively connected with the qualified foreign pension fund's (or the qualified controlled entity's, as applicable) conduct of a U.S. trade or business, in which case the qualified foreign pension fund (or qualified controlled entity) generally will be subject to a tax at the same graduated rates applicable to U.S. Stockholders, unless an applicable income tax treaty provides otherwise, and may be subject to the 30% branch profits tax on its effectively connected earnings and profits, subject to adjustments, in the case of a foreign corporation.

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
We focus our investment activities on ownership of freestanding, single-tenant net leased commercial properties. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, this risk is increased where we lease multiple properties to a single tenant under a master lease. In such an instance, a default specific to a particular property could result in a termination of the entire master lease, resulting in the loss of revenue from all properties under the master lease.
We are subject to competition in the leasing of our properties. We compete with numerous developers, owners and operators of retail, restaurant, industrial and office real estate, many of which have greater financial and other resources than we do. We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. If our properties are nearing the end of the lease term or become vacant and our competitors offer alternative space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge, offer substantial rent or other concessions, and accommodate requests for remodeling and other improvements in order to retain tenants when such tenants’ leases expire or to attract new tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. Any of our properties that become vacant could be difficult to sell or re-lease at similar or favorable rental rates or at all. We have and may continue to experience vacancies due to the default of a tenant under its lease, the expiration of one of our leases or if we are not willing to agree to existing or new tenant accommodations or concessions. We typically must incur all of the costs of ownership for a property that is vacant. If vacancies continue, we may suffer reduced rental income, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire, on favorable terms or at all, our financial condition, liquidity and results of operations could be adversely affected.

We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
We have tenant, geographic and industry concentrations within our portfolio and as we continue to acquire properties, our portfolio may become more concentrated by tenant, geographic area or industry. Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us. These concentrations may also strengthen tenant bargaining power and make us more susceptible to adverse regulatory changes, natural disasters or other unexpected events that may impact a particular tenant, geographic location or industry which could negatively affect our operations or result in a material reduction of our cash flows or material losses to us.

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

Real estate investments are relatively illiquid and therefore we may not be able to dispose of properties when appropriate or on favorable terms which could, among other things, adversely impact our ability to make cash distributions to our stockholders and unitholders.
We expect to hold our real estate investments until such time as we decide that a sale or other disposition is appropriate given our investment objectives and REIT qualification limitations. We generally intend to hold properties for an extended period of time, but our management or Board of Directors may exercise their discretion as to whether and when to sell a property (including in connection with joint venture arrangements) to achieve investment or portfolio objectives. Real estate investments are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers, the availability of attractive financing for potential buyers of our properties and the quality of the underlying tenant. In addition, if our competitors sell assets similar to assets we intend to divest and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or terms. Furthermore, we may be required to seek modifications of an underlying lease or expend funds to correct defects or to make improvements before a property can be sold. We cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. As a result, once we determine to sell a property we may not be able to do so quickly, on favorable terms or at all. Due to the uncertainty of market conditions that may affect the disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit or at all in the future, which may impact the extent to which our stockholders and unitholders will receive cash distributions and realize potential appreciation on our real estate investments.
In addition, certain significant real property expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable disposition revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.

A substantial portion of our properties are leased to tenants with a below investment grade rating, as determined by major credit rating agencies, or are leased to tenants that are not rated, and may have a greater risk of default.

As of December 31, 2019, approximately 61.4% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating, which percentage may increase over time, including as property acquisition volume increases. Our investments in properties leased to such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants, and these tenants may be more susceptible to default if economic conditions decline, including in the tenant’s industry. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit-assessment tools as well as rely on our own underwriting and analysis of the tenant’s credit rating which includes, among other things, reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. These outcomes could have an adverse impact on our returns on the assets and hence our operating results.
Dividends paid from sources other than our cash flow from operations could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us.
We may not generate sufficient cash flow from operations to pay dividends and we may in the future pay dividends from sources other than from our cash flow from operations, such as from the proceeds of property or other asset dispositions, borrowings (including on our existing Revolving Credit Facility), cash and cash equivalents balances, and/or offerings of debt and/or equity securities. We have not established any limit on the amount of borrowings and/or the sale of property or other assets or the proceeds from an offering of debt or equity securities that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT.
Funding dividends from borrowings could restrict the amount we can borrow for portfolio investments, which may affect our ability to increase our property acquisitions and our profitability. Funding dividends with the sale of property or other assets or the proceeds of offerings of debt or equity securities may affect our ability to generate cash flows. Payment of dividends from these sources could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us, any or all of which may adversely affect your overall return. In addition, funding dividends from the sale of additional debt or equity securities could dilute your interest in us if we sell shares of our Common Stock or securities that are convertible or exercisable into shares of our Common Stock. As a result, the return you realize on your investment may be reduced.

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
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience adverse changes, they may fail to make rental payments when due, close a number of business locations, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.

If a sale-leaseback transaction is re-characterized by the IRS or in a tenant’s bankruptcy proceeding, our REIT status or financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions. In a sale-leaseback transaction, we purchase a property and then lease it back to the third party from whom we purchased it. The IRS could challenge our characterization of certain leases and re-characterize them as financing transactions or loans for U.S. federal income tax purposes or, in the event of the bankruptcy of a tenant, a sale-leaseback transaction might be re-characterized as either a financing or a joint venture.
If a sale-leaseback transaction is re-characterized by the IRS, we might fail to satisfy the REIT qualification tests and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status. Further, if a sale-leaseback is re-characterized as a financing, we would not be considered the owner of the property and, as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. In bankruptcy, the tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback is re-characterized as a joint venture, our tenant and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.

We have a history of operating losses and cannot assure you that we will achieve or maintain profitability.
Since our inception in 2010, we have experienced net losses (calculated in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and as of December 31, 2019, had an accumulated deficit of $6.40 billion. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or maintain profitability.
We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.

We intend to acquire properties in the future. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect and that our cost estimates for bringing an acquired property up to market standards may prove inaccurate. Further, we expect to finance any future acquisitions through a combination of borrowings (including under our Revolving Credit Facility), cash and cash equivalent balances, proceeds from equity and/or debt offerings by VEREIT, the Operating Partnership or their subsidiaries, cash flow from operations and proceeds from property or other asset dispositions which, if unavailable, could adversely affect our cash flows.

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

•
we may acquire properties and assume existing liabilities without any recourse, or with only limited recourse, for liabilities, whether known or unknown, quantifiable or unquantifiable, such as tax liabilities, accrued but unpaid liabilities, cleanup of environmental contamination, remediation of latent defects, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Any of the above risks could adversely affect our business, financial condition, liquidity and results of operations.
The value of our real estate investments is subject to risks including risks associated with the real estate industry.
Our real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease our cash available for distribution to our stockholders and unitholders, as well as the value of our properties. These risks and events include, but are not limited to:

•	adverse changes in international, national or local economic and demographic conditions;

•
vacancies or our inability to lease space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties;

•	ongoing disruption and/or consolidation in the retail sector;

•
negative developments in the real estate market, including tenant performance, that may cause management to reevaluate the business and macro-economic assumptions used in the impairment analysis of our properties, which may cause us to determine that an impairment has occurred and may have a material impact on the Company’s financial statements;

•	inability to collect rent from tenants, or other failures by tenants to perform the obligations under their leases;

•	competition from other real estate investors, including other real estate operating companies, REITs and institutional investment funds;

•
the obsolescence of our properties over time, including as a result of age or a shift in market preference, which could impact our ability to re-tenant a property, particularly if the property was built to suit a particular tenant;

•
our ownership or future acquisition of properties subject to leasehold interests in the land (i.e., ground leases) or other similar agreements with terms different than the related operating lease for the property, may limit our uses of these properties and may restrict our ability to sell or otherwise transfer such properties without the ground landlord’s consent, all of which may impair their value;

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

•
civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, including extreme weather events or damage from rising sea levels from possible future climate change, which may result in uninsured losses, and acts of war or terrorism; and

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA.

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
We carry commercial general liability, flood, earthquake, and property and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. We carry professional liability, directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue certain coverages on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
We do not carry insurance for certain losses and certain types of losses may be either uninsurable or not economically insurable, such as losses due to nuclear explosions, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. If the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
We face possible risks associated with the physical effects of climate change which could have a material adverse effect on our properties, operations and business.

Climate change, including rising sea levels, flooding, extreme weather, changes in precipitation and temperature, and air quality, may result in physical damage to, a decrease in demand for, and/or a decrease in rent from and value of our properties located in the areas affected by these conditions. A number of our properties are located in areas that have historically been impacted by earthquakes, floods, hurricanes, and tornadoes. To the extent climate change causes increased changes in weather patterns, our markets could experience heightened storm intensity and rising sea-levels. These conditions could result in declining demand for leased space in our buildings or an inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we and/or our tenants find acceptable. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Our participation in joint ventures creates additional risks as compared to direct real estate investments, and the actions of our joint venture partners could adversely affect our operations or performance.
We participate in and may in the future participate in additional transactions structured to purchase and dispose of assets jointly with unaffiliated third parties (a “joint venture”), including the management of these joint ventures. There are additional risks involved in joint venture transactions apart from those associated with purchasing property directly. For example, as a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to significant decisions affecting the property. In addition, there is the potential of the co-participant in the joint venture becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and that participant. We may also provide non-recourse guarantees of the indebtedness of the joint venture. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities.

If we are unable to maintain effective disclosure controls and procedures and effective internal control over financial reporting, investor confidence and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures and internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, there can be no guarantee as to the effectiveness of our disclosure controls and procedures and we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be adversely affected and we could fail to meet our reporting obligations.
Historical 1031 real estate programs we manage may divert resources from our core business operations and may subject us to unexpected liabilities and costs.
We continue to serve as the asset manager of certain 1031 real estate programs. While the volume of programs under management has been decreasing, we continue to manage the remaining properties which requires the allocation of staff and other Company resources. Continuing management of these programs may divert resources from our core business operations and could result in unexpected liabilities and costs, including potential litigation.
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
Our retail tenants continue to face increased competition from e-commerce retailers. E-commerce sales continue to account for an increasing percentage of retail sales, and this trend is expected to continue as our retail tenants continue to look for ways to increase their e-commerce presence and/or integrate their brick and mortar stores with an e-commerce platform. These trends may have an impact on decisions that retailers make regarding their brick and mortar stores. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. These conditions could adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack (e.g., the application of banking or other malware to intercept funds) or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations (e.g., disruption of finance or accounting systems that process or receive payment obligations, manage cash, warehouse data and other processes and procedures), misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. In addition, from time to time, we update, modify or change our information systems and, although we have taken steps to protect the security of the data and systems, our security measures may not be able to prevent cyber incidents resulting from such modifications or changes. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures (including training and recovery procedures) and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident. The remediation of a cyber incident could result in significant unplanned expenditures and our cash flows and results of operations could be adversely affected.
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

Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including: general market conditions; the market’s perception of our future growth potential; the extent of investor interest; analyst reports about us and the REIT industry; the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies; our financial performance and that of our tenants; our current debt levels; our current and expected future earnings; our cash flow and cash dividends, including our ability to satisfy the dividend requirements applicable to REITs; and the market price per share of our Common Stock. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any additional investments.
We have substantial amounts of indebtedness outstanding, which may affect our ability to pay dividends, and may expose us to interest rate fluctuation risk and to the risk of default under our debt obligations.

As of December 31, 2019, we had $5.7 billion of debt outstanding, including net premiums and net deferred financing costs. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs. We may incur substantial additional debt in the future, including borrowings under our Revolving Credit Facility and other types of debt, as our business strategy contemplates the use of debt to finance long-term growth and our organizational documents contain no limitations on the amount of debt that we may incur upon approval by our Board, without stockholder approval. We may incur additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of properties which would increase our debt service obligations. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have significant adverse consequences, including as follows:

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

•
we may be unable to pay off or refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness and will depend on, among other things, our financial condition and market conditions at the time, restrictions in the agreements governing our indebtedness, general economic and capital market conditions, the availability of credit from banks or other lenders, and investor confidence in us;

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

•
certain of our borrowings, and our future borrowings may, bear interest at variable rates and increases in interest rates would result in higher interest expenses on our existing unhedged variable rate debt and increase the costs of refinancing existing debt or incurring new debt;

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

If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in the Credit Agreement, or the indenture governing the Senior Notes), we may automatically be in default under any other loan or indenture that has cross-default provisions (including the Credit Agreement), and (x) further borrowings under the Credit Facility will be prohibited, and outstanding indebtedness under the Credit Facility, and our indenture (including the indenture governing the Senior Notes) or such other loans may be accelerated and (y) to the extent any such debt is secured, directly or indirectly, by any properties or assets, the lenders may foreclose on the properties or assets securing such indebtedness. Further, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT dividend requirements imposed by the Internal Revenue Code.
In addition, increases in interest rates may impede our operating performance and payments of required debt service obligations or amounts due at maturity, or creation of additional reserves under loan agreements or indentures, could adversely affect our financial condition and operating results. Further, the REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Generally, any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through taxable REIT subsidiaries (“TRS”). This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
The indenture governing our Senior Notes and the Credit Agreement contain restrictive covenants that limit our operating flexibility.
The indenture governing our Senior Notes and the Credit Agreement require us to comply with customary affirmative and negative covenants and other financial and operating covenants that, among other things, restrict our ability to take specific actions (e.g., consummate a merger, consolidation or sale of all or substantially all of our assets or incur or guarantee additional secured and unsecured indebtedness).
In addition, the indenture governing our Senior Notes requires us, among other things, to maintain a maximum unencumbered leverage ratio and the Credit Agreement requires us, among other things, to maintain a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio and a minimum unencumbered interest coverage ratio. The Credit Agreement also includes customary restrictions on, among other items, liens, negative pledges, intercompany transfers, fundamental changes, transactions with affiliates and restricted payments.
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
Credit rating agencies continually evaluate their ratings for the companies that they follow, including us. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. The credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. Our Senior Notes are periodically rated by nationally recognized credit rating agencies, but we cannot be sure that credit rating agencies will maintain their ratings on the Senior Notes. Our current corporate credit and issue-level ratings for our Senior Notes are “BBB-” with a “stable” outlook from Standard & Poor’s Rating Services, “Baa3” with a “positive” outlook assigned by Moody’s Investor Service, Inc., and are “BBB” with a “stable” outlook assigned by Fitch Ratings, Inc. A deterioration in our credit ratings could adversely affect the cost and availability of capital, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our business, an adverse change in our credit ratings could have a material adverse effect on our financial condition, liquidity, results of operations and the trading price of our Senior Notes.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.
In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt and the swap rate for our interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative reference rate could vary from the underlying exposure or be higher and more volatile than LIBOR.
Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty.
If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.
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
Subject to applicable legal and regulatory requirements, the Board may amend our charter from time to time to increase or decrease the aggregate number of shares of our stock, or of any class or series of stock that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our Common Stock or preferred stock without stockholder approval. The Board may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our outstanding capital stock. The issuance of any such stock could also have the effect of diluting our existing equity holders and our expected earnings per share or delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.
The trading price of our Common Stock has been and may continue to be subject to wide fluctuations.
The sales price of our Common Stock on the NYSE has fluctuated and may continue to fluctuate in response to a number of events and factors, including: future offerings of our debt and equity securities or the perception that such sales could occur; actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors; changes in our dividend policy or our dividend yield relative to yields on other financial instruments; publication of research reports about us, our competitors, our tenants, or the REIT industry; changes in market valuations of companies similar to us; speculation in the press or investment community; our failure to meet, or changes to, our earnings estimates, or those of any securities analysts; increases in market interest rates; adverse market reaction to the amount of or the maturity of our debt and our ability to refinance such debt and the terms thereof; changes in our credit ratings; changes in our key management; the financial condition, liquidity, results of operations, and prospects of our tenants; regulatory changes affecting our industry or our tenants; failure to maintain our REIT qualification; general market and economic conditions, including the current state of the credit and capital markets; and as a result of the events or realization of the risks described in this “Risk Factors” section or in our future filings with the SEC.

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
As of December 31, 2019, we owned approximately 99.9% of the OP Units in the Operating Partnership. However, the Operating Partnership may issue additional OP Units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders would not directly own any such OP Units, they would not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.
Our charter and bylaws and Maryland law, as well as certain provisions in the LPA, contain provisions that may delay or prevent a change of control transaction.
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
Further, certain provisions in the LPA may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making such proposals, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others, redemption rights of qualifying parties; the ability of the General Partner in some cases to amend the LPA without the consent of the limited partners; the right of the limited partners to consent to transfers of the general partnership interest of the General Partner and mergers or consolidations of the Company under specified limited circumstances; and restrictions relating to our qualification as a REIT under the Internal Revenue Code. The LPA also contains other provisions that may have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.
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
Our investment, financing, borrowing and dividend policies and our policies with respect to other activities, including growth, debt, capitalization, operations and other governance matters, will be determined by the Board. These policies may be amended or revised at any time and from time to time at the discretion of the Board without a vote of our stockholders. In addition, the Board may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, financial condition, liquidity and results of operations and our ability to satisfy our debt service obligations and to make distributions to our stockholders and unitholders.
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
We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2011 and believe we have operated, and intend to operate, in a manner that has allowed us to qualify as a REIT and will allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if the Board determines that not qualifying as a REIT is in our best interests, or the qualification may be terminated inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited.

Accordingly, we cannot be certain that we have been or will be successful in continuing to be taxed as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service (the “IRS”), such recharacterization would jeopardize our ability to satisfy the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could result in our disqualification as a REIT for past or future periods.
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
Even if we continue to qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are considered held for sale and not for investment (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax (which may cause us to forgo or defer sales of properties that otherwise would be favorable). In addition, we may not make sufficient distributions to avoid income and excise taxes on retained income. We also may decide to retain net capital gain we earn from the sale or other disposition of our property or other assets and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated for federal income tax purposes as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT.
A REIT may own up to 100% of the stock of one or more TRS. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS of the REIT. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. Our TRS will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. These rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
Complying with REIT requirements (including annual distribution requirements) may force us to forgo or liquidate otherwise attractive investment opportunities . This could reduce our operating flexibility, cause us to borrow funds during unfavorable market conditions, delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. For example, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We must also meet the REIT gross income tests annually and that at the end of each calendar quarter which generally require that at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities.

If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, sell assets or make taxable stock dividends. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.
If the Operating Partnership or certain other subsidiaries fail to qualify as a partnership or are not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.
We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxed as a corporation. This would result in our failure to qualify as a REIT and would cause us to be subject to a corporate-level tax on our income which would substantially reduce our cash available to pay distributions and the yield on your investments. In addition, if one or more of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, then such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of a subsidiary could also threaten our ability to maintain our REIT qualification.
We may be subject to adverse legislative or regulatory tax changes including changes that modify the taxation of REITs and their shareholders increasing tax liability as well as reduce our operating flexibility and the market price of our capital stock.
Numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in shares of our Common Stock. In particular, on December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law which included changes to the Internal Revenue Code that affect the taxation of REITs and their stockholders. Among other changes, the TCJA permanently reduced the generally applicable corporate tax rate, generally reduced the tax rate applicable to individuals and other non-corporate taxpayers for tax years before January 1, 2026, eliminated or modified certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years before January 1, 2026, provided for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. Dividends payable by REITs are generally not eligible for the reduced tax rate applicable to qualified dividend income payable to US stockholders that are individuals, trusts or estates. This deduction provided by the TCJA mitigates but does not eliminate the difference in the effective tax rates between REIT dividends and qualified dividends. The TCJA also imposed new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is still uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
Further, although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our Common Stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (the “FIRPTA”). Our Common Stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity,” which includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. While we believe that we are a domestically-controlled qualified investment entity, our Common Stock is publicly traded, and so no assurances can be given. Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our Common Stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our Common Stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our Common Stock at any time during the five-year period ending on the date of the sale. While we anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, no assurance can be given that this will be the case. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company is the lessee for our corporate office space, including our corporate headquarters, which is located in Phoenix, Arizona. As of December 31, 2019, the Company owned 3,858 operating properties comprising 89.5 million square feet of retail and commercial space located in 49 states and Puerto Rico, of which 99.1% was leased with a weighted-average remaining lease term of 8.3 years, which includes the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures and omits the square feet of one redevelopment property. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Metrics for a discussion of the properties we hold for rental operations and Schedule III – Real Estate and Accumulated Depreciation for a detailed listing of such properties.
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
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the General Partner’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the S&P 500 Index (“S&P 500”) for the period commencing December 31, 2014 and ending December 31, 2019. The graph assumes an investment of $100 on December 31, 2014.
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
Distributions
On February 25, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2020 to stockholders of record as of March 31, 2020, which will be paid on April 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
On February 25, 2020, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock as of April 1, May 1, and June 1, 2020, which will be paid on April 15, May 15, and June 15, 2020, respectively. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.
Our future distributions may vary and will be determined by the General Partner’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors.
As of February 21, 2020, the General Partner had approximately 3,245 registered stockholders of record of its Common Stock. This figure does not reflect the beneficial ownership of shares held in nominee name. There is no established trading market for the Operating Partnership's OP Units. As of February 21, 2020, there were 14 record holders of the OP Units.

Recent Sales of Unregistered Securities
During 2019, the Operating Partnership redeemed an aggregate of 37,108 Series F Preferred Units for 37,108 shares of Series F Preferred Stock. Additionally, the General Partner issued an aggregate of 130,291 shares of Common Stock in redemption of 130,291 Limited Partner OP Units (which refers to OP Units issued to parties other than the General Partner). These shares of Series F Preferred Stock and Common Stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act, based upon factual representations received from the limited partners who received the shares of Series F Preferred Stock and Common Stock.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table shows the amount of securities remaining available for future issuance under our equity compensation plans as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Securities Available For Future Issuance Under Equity Compensation Plans (1) (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,362,030	$7.57	96,679,922
Equity compensation plans not approved by security holders	—	—	—
Total	5,362,030	$7.57	96,679,922
_______________________________________________

(1)
Represents the total number of shares of Common Stock reserved for the issuance of equity under our equity-based compensation plans. Shares available under the Equity Plan are equal to 10.0% of the total number of issued and outstanding shares of our Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) at any time.  As such, the number of shares available for issuance under the Equity Plan changes automatically with changes in the total number of outstanding shares of Common Stock, outstanding OP Units, and dilutive securities. See Note 13– Equity-based Compensation to our consolidated financial statements for a discussion of the Company’s equity-based compensation plans.

Repurchases of Equity Securities

Period	Total Number of Shares/ Units Redeemed (1)	Redemption Price Per Share/Unit
October 1, 2019 - October 31, 2019	—	$—
November 1, 2019 - November 30, 2019	—	—
December 1, 2019 - December 31, 2019	8,000,000	25.00
Total	8,000,000	$25.00
_______________________________________________

(1)	During the three months ended December 31, 2019, the Company redeemed an aggregate of 8.0 million shares of its Series F Preferred Stock.

We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the fourth quarter of 2019, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes as all employee restricted shares of Common Stock (“Restricted Shares”) had previously vested during the year ended December 31, 2019.
There were also no share repurchases under the 2018 Share Repurchase Program or 2019 Share Repurchase Program during the fourth quarter of 2019. As of December 31, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program. During the year ended December 31, 2018, the Company repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million under the 2018 Share Repurchase Program. See Note 13– Equity-based Compensation for further discussion of the share repurchase programs.

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

	December 31,
	2019	2018	2017	2016	2015
Balance sheet data:
Total real estate investments, at cost	$14,843,870	$15,604,839	$15,615,375	$15,584,442	$16,784,721
Total assets	$13,280,680	$13,963,493	$14,705,578	$15,587,574	$17,405,866
Total debt, net	$5,705,725	$6,087,922	$6,073,444	$6,367,248	$8,059,802
Total liabilities	$6,437,402	$6,663,349	$6,662,702	$6,968,041	$8,691,907
Total equity	$6,843,278	$7,300,144	$8,042,876	$8,619,533	$8,713,959

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating data:
Rental revenue	$1,237,234	$1,257,867	$1,252,285	$1,335,447	$1,441,135
Litigation and non-routine costs, net (1)	(815,422)	(290,963)	(47,960)	(3,884)	(33,628)
Impairments	(47,091)	(54,647)	(50,548)	(182,820)	(91,755)
Total other operating expenses	(689,317)	(834,644)	(897,524)	(959,714)	(1,025,962)
Total gain (loss) on dispositions and assets held for sale	292,647	94,331	61,536	45,524	(72,311)
Interest and other expenses, net	(280,895)	(258,568)	(259,412)	(304,304)	(351,882)
Provision for income taxes	(4,262)	(5,101)	(6,882)	(7,136)	(4,589)
(Loss) income from continuing operations	(307,106)	(91,725)	51,495	(76,887)	(138,992)
Income (loss) from discontinued operations, net of income taxes (2)	—	3,695	(19,117)	(123,937)	(184,500)
Net (loss) income	(307,106)	(88,030)	32,378	(200,824)	(323,492)
Net loss (income) attributable to non-controlling interests (3)	6,753	2,256	(560)	4,961	7,139
Net (loss) income attributable to General Partner	$(300,353)	$(85,774)	$31,818	$(195,863)	$(316,353)

Cash flow data:
Net cash flows (used in) provided by operating activities	$(107,603)	$493,914	$793,267	$797,948	$859,695
Net cash flows provided by (used in) investing activities	$613,218	$151,119	$(274,106)	$881,637	$941,417
Net cash flows used in financing activities	$(525,398)	$(655,406)	$(756,595)	$(1,506,985)	$(2,151,604)

Per share data:
Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.37)	$(0.17)	$(0.02)	$(0.16)	$(0.23)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	—	0.00	(0.02)	(0.13)	(0.20)
Basic and diluted net loss per share attributable to common stockholders (4)	$(0.37)	$(0.16)	$(0.04)	$(0.29)	$(0.43)
Weighted-average number of shares of Common Stock outstanding - basic and diluted (5)	998,139,969	969,092,268	974,098,652	931,422,844	903,360,763
Cash dividends declared per common share	$0.55	$0.55	$0.55	$0.55	$0.28
_______________________________________________

(1)	The Company's operations were impacted by litigation and investigations prompted by the results of the Audit Committee Investigation beginning in 2014 through 2019.

(2)
On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. Substantially all of the Cole Capital segment is reflected in the financial statements as discontinued operations.

(3)	Represents loss or income attributable to limited partners and consolidated joint venture partners.

(4)	Amounts may not total due to rounding.

(5)
For all periods presented, the effect of certain unvested Restricted Shares or unvested restricted stock units (“Restricted Stock Units”), stock options (“Stock Options”) and OP Units outstanding were excluded from the weighted-average share calculation as the effect would be antidilutive. During the year ended December 31, 2019, all Restricted Shares vested.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements” Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this report entitled “Risk Factors”.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,858 retail, restaurant, office and industrial operating properties with an aggregate 89.5 million rentable square feet, of which 99.1% was leased as of December 31, 2019, with a weighted-average remaining lease term of 8.3 years.
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
Goodwill Impairment
In connection with prior mergers, we recorded goodwill as a result of the merger consideration exceeding the net assets acquired. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. As part of the annual qualitative assessment performed during the fourth quarter of each year, we evaluate relevant events and circumstances that affect the fair value or carrying value including, but not limited to, the following:

•
Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.

•
Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.

•	Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.

•	Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.

•	Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.

•
Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

•	Sustained decrease in share price (both in absolute terms and relative to peers).

We performed the annual qualitative assessment for goodwill during the fourth quarter of 2019. As a result of the qualitative analysis, we believe that it is more-likely-than-not that the fair value is greater than the carrying value. As such, no further testing was performed.
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

•
The evaluation of real estate assets for potential impairment requires our management to exercise significant judgment and make certain key assumptions. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of our tenants.

•	Changes related to management’s intent to sell or lease the real estate assets used to develop the forecasted cash flows may have a material impact on our financial results.
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

•
The value allocated to land as opposed to buildings, fixtures and tenant improvements affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and tenant improvements.

•
Intangible lease assets and liabilities can be significantly affected by estimates, including market rent, lease term including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions.

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

Operating Highlights and Key Performance Indicators
2019 Activity
Operations

•
Acquired controlling financial interests in 66 commercial properties for an aggregate purchase price of $403.6 million, which includes $2.3 million of external acquisition-related expenses that were capitalized.

•
Disposed of 201 properties, including the sale of six consolidated properties to the Industrial Partnership and one property sold through a foreclosure, for an aggregate gross sales price of $1.2 billion, of which the Company’s share was $1.1 billion, resulting in proceeds of $1.1 billion after closing costs. The Company recorded a gain of $293.9 million related to the sales.

•
Entered into agreements to settle outstanding litigation and reached an agreement on the material terms of a negotiated resolution relating to the SEC’s investigation pertaining to the findings of the Audit Committee Investigation, among other things.

•
Recorded $10.5 million of restructuring expenses related to reorganization of business related to the termination of the Services Agreement in 2019 and the sale of the Company’s investment management segment, Cole Capital, in 2018.

Debt

•	Reduced the capacity under the Revolving Credit Facility from $2.0 billion to $1.5 billion.

•	Entered into interest rate swap agreements with an aggregate $900.0 million notional amount to hedge interest rate volatility.

•
Due to an improvement in the Company’s credit rating during the fourth quarter, the interest rate spread on the $900.0 million Credit Facility Term Loan was reduced by 25 bps to LIBOR + 1.10%, and the interest rate spread on the Revolving Credit Facility was reduced by 20 bps to LIBOR + 1.00%.

•
Entered into forward starting interest rate swaps with a total notional amount of $400.0 million. The swaps are structured to hedge our interest rate risk associated with anticipated issuance of 10-year public debt.

•
The Company’s 2019 Senior Notes matured and the principal outstanding balance of $750.0 million, plus accrued and unpaid interest thereon, was repaid utilizing borrowings under the Credit Facility Term Loan.

•	The Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 2029 Senior Notes.

•	The Company’s 2021 Senior Notes consisting of $400.0 million aggregate principal amount were redeemed, and the principal plus accrued and unpaid interest thereon was repaid.

•	Repurchased $80.7 million of the 2020 Convertible Notes.

•	Total secured debt decreased by $388.1 million, from $1.9 billion to $1.5 billion.
Equity

•	Completed a public equity offering of 94.3 million shares of Common Stock for net proceeds, after underwriting discounts and offering expenses, of $886.9 million.

•	Aggregate shares issued under the continuous equity offering programs totaled 14.1 million at a weighted average price per share of $9.18, for gross proceeds of $129.1 million.

•
Redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 28.02% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.

•	Declared a quarterly dividend of $0.1375 per share of Common Stock for each quarter of 2019, representing an annualized dividend of $0.55 per share.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of December 31, 2019, based on annualized rental income of $1.1 billion.

(1)	Includes redevelopment property, billboards, land and parking lots.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of December 31, 2019 and 2018:

	2019	2018
Portfolio Metrics
Operating properties	3,858	3,994
Rentable square feet (in millions) (1)	89.5	95.0
Economic occupancy rate (1)(2)	99.1%	98.8%
Investment-grade tenants (1)(3)	38.6%	41.9%
____________________________________

(1)
As of December 31, 2019, rentable square feet, economic occupancy rate and annualized rental income include the Company’s pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures. As of December 31, 2019, rentable square feet and economic occupancy rate exclude one redevelopment property.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.

(3)
Based on annualized rental income of our real estate portfolio as of December 31, 2019, 2018 and 2017, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties as of December 31, 2019 and 2018:

	2019	2018
Economic Metrics
Weighted-average lease term (in years) (1)	8.3	8.9
Lease rollover: (1)(2)
Annual average	6.9%	5.5%
Maximum for a single year	10.9%	7.2%
____________________________________

(1)
Based on annualized rental income of our real estate portfolio as of December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, includes the Company’s pro rata share of annualized rental income from the Company’s unconsolidated joint ventures.

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

	Year Ended December 31,
	2019	2018
Financial Metrics
Rental revenue (1)	$1,237,234	$1,257,867
(Loss) income from continuing operations	$(307,106)	$(91,725)
Income (loss) from discontinued operations, net of income taxes	$—	$3,695

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.37)	$(0.17)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	—	0.00
Basic and diluted net loss per share attributable to common stockholders (2)	$(0.37)	$(0.16)

FFO attributable to common stockholders and limited partners from continuing operations (3)	$(138,372)	$434,371
FFO attributable to common stockholders and limited partners from discontinued operations (3)	—	3,695
FFO attributable to common stockholders and limited partners (3)	$(138,372)	$438,066

AFFO attributable to common stockholders and limited partners from continuing operations (3)	$706,935	$710,688
AFFO attributable to common stockholders and limited partners from discontinued operations (3)	—	3,202
AFFO attributable to common stockholders and limited partners (3)	$706,935	$713,890

AFFO attributable to common stockholders and limited partners from continuing operations per diluted share (3)	$0.69	$0.72
AFFO attributable to common stockholders and limited partners from discontinued operations per diluted share (3)	—	0.00
AFFO attributable to common stockholders and limited partners per diluted share (3)	$0.69	$0.72
____________________________________

(1)	Represents continuing operations as presented on the statements of operations in accordance with U.S. GAAP.

(2)	Amounts may not total due to rounding. See Note 16 – Net Income (Loss) Per Share/Unit for calculation of net (loss) income per share.

(3)	See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Property Financing
Our mortgage notes payable consisted of the following as of December 31, 2019 and 2018 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (3)
December 31, 2019 (4)	355	$1,529,057	5.05%	2.8
December 31, 2018	459	$1,917,132	4.93%	3.4
_______________________________________________

(1)	Effective interest rates ranged from 2.8% to 6.0% at December 31, 2019, 3.1% to 6.1% at December 31, 2018, and 3.1% to 7.2% at December 31, 2017.

(2)
Weighted average effective interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate would increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)
Omits mortgage notes associated with unconsolidated joint ventures of $269.3 million, which is non-recourse to the Company. The mortgage notes have a weighted-average fixed interest rate of 3.57% and mature on June 6, 2024.

In addition, we have financing which is not secured by interests in real property, which is described under Liquidity and Capital Resources.
Future Lease Expirations
The following is a summary of lease expirations for the next 10 years and beyond at the operating properties we owned as of December 31, 2019 (dollar amounts and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2020	154	2,982	3.4%	$33,486	3.0%
2021	179	8,510	9.6%	78,469	7.1%
2022	243	8,015	9.0%	74,995	6.7%
2023	288	6,202	6.8%	76,927	6.9%
2024	254	10,013	11.3%	120,825	10.9%
2025	241	4,569	5.0%	60,565	5.4%
2026	223	7,970	8.9%	76,442	6.9%
2027	350	6,983	7.9%	98,175	8.8%
2028	307	5,902	6.6%	70,492	6.3%
2029	140	5,440	6.1%	53,488	4.8%
Thereafter	683	22,125	24.5%	368,355	33.2%
Total	3,062	88,711	99.1%	$1,112,219	100.0%
_______________________________________________

(1)	The Company has certain leases comprised of multiple properties.
Results of Operations
On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital, which is presented as discontinued operations for all periods presented. The Company’s continuing operations represent primarily those of the real estate investment segment. Please refer to the discussion in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Form 10-K for the year ended December 31, 2018, filed February 21, 2019, for a discussion of 2017 items and a comparison of the years ended December 31, 2018 and 2017.
Rental Revenue
The table below sets forth, for the periods presented, rental revenue information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2019 vs 2018 Increase/(Decrease)
Rental revenue	$1,237,234	$1,257,867	$(20,633)

The decrease in rental revenue of $20.6 million during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to real estate dispositions, partially offset by real estate acquisitions. Subsequent to January 1, 2018, the Company acquired 118 occupied properties for an aggregate purchase price of $904.3 million and disposed of 351 consolidated properties for an aggregate sales price of $1.6 billion.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2019 vs 2018 Increase/(Decrease)
Acquisition-related	$4,337	$3,632	$705
Litigation and non-routine costs, net	815,422	290,963	$524,459
Property operating	129,769	126,461	$3,308
General and administrative	62,711	63,933	$(1,222)
Depreciation and amortization	481,995	640,618	$(158,623)
Impairments	47,091	54,647	$(7,556)
Restructuring	10,505	—	$10,505
Total operating expenses	$1,551,830	$1,180,254	$371,576
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals.
Litigation and non-routine costs, net
Litigation and non-routine costs, net increased $524.5 million during the year ended December 31, 2019 as compared to the same period in 2018. The increase was primarily due to a $587.0 million increase in litigation settlement costs to $820.2 million during the year ended December 31, 2019 as compared to $233.2 million during the same period 2018, which related to litigation filed as a result of the findings of the Audit Committee Investigation. This increase was offset by $48.4 million of insurance recoveries received pursuant to a settlement and release agreement with certain insurance carriers, related to litigation filed as a result of the findings of the Audit Committee Investigation and $26.5 million of other recoveries related to the surrender of Limited Partner OP Units by the Former Manager and certain of its principals as described in Note 12 – Equity.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The increase in property operating expenses of $3.3 million during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to additional reimbursable ground rent recorded in conjunction with the adoption of Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”) on January 1, 2019 and an increase in reimbursable operating expenses, offset by the net impact of property dispositions and acquisitions.
General and Administrative Expenses
The decrease in general and administrative expenses of $1.2 million during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to a decrease in insurance expenses and bank fees.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $158.6 million during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to furniture and fixtures that were fully depreciated during 2018, as they had reached the end of their useful lives, and real estate dispositions, partially offset by real estate acquisitions.

Impairments
Impairments of $47.1 million recorded during the year ended December 31, 2019 relate to certain office, retail and restaurant properties that, during 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased by the tenant and the Company believes the property will not be leased to another tenant at a rental rate that supports the current book value.
Restructuring Expenses
During the year ended December 31, 2019, the Company recorded $10.5 million of restructuring expenses related to the reorganization of the business after the sale of its investment management segment, Cole Capital, and cessation of services performed pursuant to the Services Agreement.
Other Income, Provision for Income Taxes and Income (Loss) from Discontinued Operations
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2019 vs 2018 Increase/(Decrease)
Interest expense	$(278,574)	$(280,887)	$2,313
(Loss) gain on extinguishment and forgiveness of debt, net	(17,910)	5,360	$(23,270)
Other income, net	12,971	15,090	$(2,119)
Equity in income and gain on disposition of unconsolidated entities	2,618	1,869	$749
Gain on disposition of real estate and real estate assets held for sale, net	292,647	94,331	$198,316
Provision for income taxes	(4,262)	(5,101)	$839
Income (loss) from discontinued operations, net of income taxes	—	3,695	$(3,695)
Interest Expense
The decrease in interest expense of $2.3 million during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to a decrease in average debt outstanding.
(Loss) Gain on Extinguishment and Forgiveness of Debt, Net
The loss on extinguishment and forgiveness of debt, net was $17.9 million during the year ended December 31, 2019 as compared to the gain on extinguishment and forgiveness of debt, net of $5.4 million for the same period in 2018. During the year ended December 31, 2019, the Company recognized losses on extinguishment of debt related to the redemption of $400.0 million of the 2021 Senior Notes, prepayments of mortgage notes payable, and the repurchase of $80.7 million of the 2020 Convertible Notes, offset by a gain on the foreclosure sale of one property. During the year ended December 31, 2018, the Company recognized a gain related to one deed-in-lieu of foreclosure transaction with the lender of a mortgage loan, which was secured by one property.
Other Income, Net
The decrease in other income, net of $2.1 million during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to a $5.1 million gain in 2018 from measuring the Company’s investments in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”) at fair value after the investments were no longer accounted for using the equity method and a $4.8 million payment received in 2018 related to a fully reserved loan receivable recorded in other income, offset by $4.2 million of payments received in 2019 related to the Company’s bankruptcy claims related to two prior tenants and a $2.2 million loss in 2018 related to the sale of six commercial mortgage-backed securities.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The increase in equity in income and gain on disposition of unconsolidated entities of $0.7 million during the year ended December 31, 2019 as compared to the same period in 2018, was primarily due to the Company’s investment in the Industrial Partnership.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net

The increase in gain on disposition of real estate and real estate assets held for sale, net of $198.3 million during the year ended December 31, 2019 as compared to the same period in 2018, was due to the Company’s disposition of 200 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $1.2 billion which resulted in a gain of $293.9 million during the year ended December 31, 2019, as compared to the disposition of 148 properties, excluding one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate sales price of $526.4 million during the same period in 2018, which resulted in a gain of $96.2 million. During the year ended December 31, 2019, the Company also recognized a loss of $1.3 million related to assets classified as held for sale, as compared to a loss of $1.9 million during the same period in 2018.
Provision for Income Taxes
The provision for income taxes consists of certain state, local and federal income and franchise taxes.
Income (Loss) from Discontinued Operations, Net of Income Taxes
The change in income (loss) from discontinued operations, net of income taxes of $3.7 million during the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to the completion of the sale of the company’s investment management segment, Cole Capital, on February 1, 2018.

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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and non-routine costs, net, loss on disposition of discontinued operations, net revenue or expense earned or incurred that is related to the Services Agreement, gains or losses on sale of investment securities or mortgage notes receivable, payments on fully reserved loan receivables and restructuring expenses. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net of bad debt expense related to straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the years ended December 31, 2019 and 2018 (in thousands, except share and per share data) and includes both continuing operations, which primarily represent the Company's real estate operations, and discontinued operations, which represent substantially all of Cole Capital. Please refer to the discussion in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Form 10-K for the year ended December 31, 2018, filed February 21, 2019, for a discussion of 2017 items.

	Year Ended December 31,
	2019	2018
Net (loss) income	$(307,106)	$(88,030)
Dividends on non-convertible preferred stock	(68,488)	(71,892)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(292,654)	(95,034)
Depreciation and amortization of real estate assets	480,064	637,097
Impairment of real estate	47,091	54,647
Proportionate share of adjustments for unconsolidated entities	2,721	1,278
FFO attributable to common stockholders and limited partners	(138,372)	438,066
Acquisition-related expenses	4,337	3,632
Litigation and non-routine costs, net	815,422	290,309
Loss on disposition and held for sale loss on discontinued operations	—	1,815
Payments received on fully reserved loans	(133)	(4,792)
Loss (gain) on investment securities and mortgage notes receivable	493	(4,092)
Loss (gain) on derivative instruments, net	58	(355)
Amortization of premiums and discounts on debt and investments, net	(5,312)	(3,486)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	2,538	4,178
Net direct financing lease adjustments	1,617	2,023
Amortization and write-off of deferred financing costs	15,464	19,166
Deferred and other tax benefit (1)	—	(1,855)
Loss (gain) on extinguishment and forgiveness of debt, net	17,910	(5,360)
Straight-line rent, net of bad debt expense related to straight-line rent (2)	(28,032)	(39,723)
Equity-based compensation	12,251	12,417
Restructuring expenses	10,505	—
Other adjustments, net	(773)	1,446
Proportionate share of adjustments for unconsolidated entities	(1,005)	36
Adjustments for Excluded Properties	(33)	465
AFFO attributable to common stockholders and limited partners	$706,935	$713,890

Weighted-average shares of Common Stock outstanding - basic	998,139,969	969,092,268
Effect of weighted-average Limited Partner OP Units and dilutive securities (3)	20,094,822	24,145,875
Weighted-average shares of Common Stock outstanding - diluted (4)	1,018,234,791	993,238,143

AFFO attributable to common stockholders and limited partners per diluted share	$0.69	$0.72
____________________________________

(1)	This adjustment represents the non-current portion of the benefit from income taxes in order to show only the current portion of the benefit from income taxes as an impact to AFFO.

(2)
Upon adoption of ASC 842, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue and does not record bad debt expense for uncollectible accounts.

(3)
In connection with the Class Action Settlement, the Former Manager and Former CFO surrendered 19.9 million Limited Partner OP Units that were canceled during the three months ended December 31, 2019. Dilutive securities include unvested Restricted Shares, unvested Restricted Stock Units and Stock Options. During the year ended December 31, 2019, all Restricted Shares vested.

(4)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash and any shares underlying Restricted Stock Units that are not issuable based on the Company’s level of achievement of certain performance targets through the respective reporting period.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal operating expenses;

•	fund potential capital expenditures, tenant improvements and leasing costs;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends;

•	pay litigation costs and expenses (including the cost of the SEC settlement); and

•	fund property acquisitions.
We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of the existing Revolving Credit Facility;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.
Common Stock Offering
On September 26, 2019, the Company completed the Offering, selling a total of 94.3 million shares of Common Stock, which included the full exercise of the underwriters' option to purchase additional shares, for net proceeds, after underwriting discounts and offering expenses, of $886.9 million. The Company contributed the net proceeds from the Offering to the OP in exchange for additional General Partner OP Units, which have substantially identical economic terms as the Company’s common stock. Subsequent to September 30, 2019, the net proceeds of the Offering were used to pay amounts owed in connection with the settlement of certain litigation, as described in Note 10 – Commitments and Contingencies, and for general corporate purposes.
Common Stock Continuous Offering Programs
On September 19, 2016, the Company registered the Prior Program pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the year ended December 31, 2019, the Company had issued 5.0 million shares under the Prior Program, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million. The proceeds from the sale of shares were used for general corporate purposes, including funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
On April 15, 2019, the Company established the Current ATM Program, a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions. The Current ATM Program replaced the Prior Program. The proceeds from any sale of shares under the Current ATM Program have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of and during the year ended December 31, 2019, the Company had issued 9.0 million shares under the Current ATM Program, at a weighted average price per share of $9.60, for gross proceeds of $86.7 million. The weighted average price per share, net of offering costs, was $9.46, for net proceeds of $85.4 million. As of December 31, 2019, the Company had $663.3 million available to be sold under the Current ATM Program.
Share Repurchase Programs
On May 3, 2018, the Company’s Board of Directors terminated its 2018 Share Repurchase Program that permitted the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warranted. On May 6, 2019, the Company’s Board of Directors authorized the 2019 Share Repurchase Program that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the share repurchase programs, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The share repurchase programs do not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the

Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the share repurchase programs, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2018 Share Repurchase Program or 2019 Share Repurchase Program during the year ended December 31, 2019. As of December 31, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program. During the year ended December 31, 2018, the Company repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million under the 2018 Share Repurchase Program.
Series F Preferred Stock and Series F Preferred OP Units
During the year ended December 31, 2019, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 28.02% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
As of December 31, 2019, there were approximately 30.9 million shares of Series F Preferred Stock, approximately 30.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the year ended December 31, 2019, the Company disposed of 201 properties, including the sale of six consolidated properties to the Industrial Partnership and one property sold through a foreclosure, for an aggregate gross sales price of $1.2 billion, of which our share was $1.1 billion, resulting in proceeds of $1.1 billion after closing costs and contributions to the Industrial Partnership. We expect to continue to explore opportunities to sell additional properties to provide us further financial flexibility and to fund property acquisitions.
Credit Facility
Summary and Obligations
On May 23, 2018, the Company, as guarantor, and the Operating Partnership, as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto that allows for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion Revolving Credit Facility and a $900.0 million Credit Facility Term Loan. Effective December 27, 2019, the Company reduced its Revolving Credit Facility capacity from $2.0 billion to $1.5 billion. At December 31, 2019, $150.0 million was outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of December 31, 2019, letters of credit outstanding were $3.9 million. Subsequent to December 31, 2019, all letters of credit outstanding were terminated.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2019.
Corporate Bonds
Summary and Obligations
On February 6, 2019, the Company’s 2019 Senior Notes matured and the principal outstanding balance of $750.0 million, plus accrued and unpaid interest thereon, was repaid, utilizing borrowings under the Credit Facility Term Loan.
On December 4, 2019, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 2029 Senior Notes.
On December 20, 2019, the $400.0 million 2021 Senior Notes were redeemed, and the principal plus accrued and unpaid interest thereon was repaid.
As of December 31, 2019, the Operating Partnership had $2.85 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of December 31, 2019, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
During the year ended December 31, 2019, the Company repurchased $80.7 million of the 2020 Convertible Notes and paid accrued and unpaid interest thereon. As of December 31, 2019, the Company had $321.8 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the 2020 Convertible Notes during the year ended December 31, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of December 31, 2019.

Mortgage Notes Payable
Summary and Obligations
As of December 31, 2019, the Company had non-recourse mortgage indebtedness of $1.5 billion, which was collateralized by 355 properties, reflecting a decrease from December 31, 2018 of $388.1 million during the year ended December 31, 2019, primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 5.05% per annum and had a weighted-average maturity of 2.8 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of December 31, 2019.
Derivative Activity
As discussed in Note 6 – Debt and Note 7 – Derivatives and Hedging Activities, during the year ended December 31, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, to hedge interest rate volatility. Due to an improvement in the Company's credit rating during the fourth quarter of 2019, the interest rate spread on the $900.0 million Credit Facility Term Loan was reduced by 25 bps to LIBOR + 1.10%, and beginning on November 1, 2019, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at 3.59%.
During the year ended December 31, 2019, the Company also entered into forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the anticipated issuance of long-term debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 120 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments), with anticipated issuance of 10-year public debt.
Dividends
On November 5, 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend of $0.55 per share) for the fourth quarter of 2019 to stockholders of record as of December 31, 2019, which was paid on January 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis).

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,529,057	$188,385	$588,466	$745,238	$6,968
Interest payments - mortgage notes (1)	210,667	74,251	102,135	33,154	1,127
Principal payments - Credit Facility	1,050,000	—	150,000	900,000	—
Interest payments - Credit Facility (1) (2)	119,683	38,281	72,246	9,156	—
Principal payments - corporate bonds	2,850,000	—	—	500,000	2,350,000
Interest payments - corporate bonds	796,198	119,988	239,976	219,212	217,022
Principal payments - convertible debt	321,802	321,802	—	—	—
Interest payments - convertible debt	11,531	11,531	—	—	—
Operating and ground lease commitments	334,977	22,287	44,406	42,827	225,457
Other commitments (3)	4,345	4,345	—	—	—
Total	$7,228,260	$780,870	$1,197,229	$2,449,587	$2,800,574
____________________________________

(1)	Interest payments due in future periods on the $164.4 million of variable rate debt were calculated using a forward LIBOR curve.

(2)
As of December 31, 2019, we had $900.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements. We used the interest rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
Includes the Company’s share of capital expenditures related to an expansion project of the property held within an unconsolidated joint venture and letters of credit outstanding. Subsequent to December 31, 2019, all letters of credit outstanding were terminated.

Cash Flow Analysis for the year ended December 31, 2019
Operating Activities – During the year ended December 31, 2019, net cash used in operating activities increased $601.5 million to $107.6 million from $493.9 million net cash provided by operating activities during the same period in 2018. The increase was primarily due to a $524.5 million increase in litigation and non-routine costs, net, including litigation settlements, paid during the year ended December 31, 2019.
Investing Activities – Net cash provided by investing activities for the year ended December 31, 2019 increased $462.1 million to $613.2 million from $151.1 million during the same period in 2018. The increase was primarily related to an increase in cash proceeds from dispositions of real estate and joint ventures of $565.2 million and a decrease in investments in real estate assets of $106.0 million, offset by a decrease in net proceeds from disposition of discontinued operations of $122.9 million, a decrease in proceeds from the sale of CMBS and mortgage notes receivables of $37.1 million and an increase in payments for capital expenditures and leasing costs and real estate developments of $34.6 million.
Financing Activities – Net cash used in financing activities of $525.4 million decreased $130.0 million during the year ended December 31, 2019 from $655.4 million during the same period in 2018. The decrease was primarily related to $1.0 billion of proceeds received from the issuance of Common Stock in 2019, offset by the redemption of $300.1 million of Series F Preferred Stock in 2019, an increase in payments on mortgage notes payable and other debt, including debt extinguishment costs of $236.2 million, and a decrease of $170.0 million in net proceeds related to the credit facilities, corporate bonds and convertible notes. In addition, during the year ended December 31, 2019, $192.0 million of payments were made related to the surrender of Limited Partner OP Units, with no comparable activity during the same period in 2018.
Please refer to the discussion in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Form 10-K for the year ended December 31, 2018, filed February 21, 2019, for the cash flow analysis for the years ended December 31, 2018 and 2017.

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
As discussed in Note 14 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The Company conducted substantially all of the Cole Capital business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Puerto Rico and, as a result, it files income tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Related Party Transactions and Agreements
Through the closing of the Cole Capital sale, we were contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis. For further explanation of the various related party transactions, agreements and fees see Note 15 – Related Party Transactions and Arrangements to our consolidated financial statements in this report.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, treasury locks, options and forwards in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.

Interest Rate Risk
As of December 31, 2019, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $5.8 billion and $5.6 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2019 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $217.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $236.0 million.
As of December 31, 2019, our debt included variable-rate debt with a fair value and carrying value of $164.5 million and $164.4 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2019 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $1.6 million annually. See Note 6 – Debt to our consolidated financial statements.
As of December 31, 2019, our interest rate swaps had a fair value that resulted in net liabilities of $27.8 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of December 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the FCA announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on our variable rate debt as discussed in Note 6 – Debt and the swap rate for our interest rate swaps, as discussed in Note 7 – Derivatives and Hedging Activities. See Item 1A. Risk Factors for further discussion on risks related to changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of VEREIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020, expressed an unqualified opinion on those financial statements.
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
February 25, 2020

Item 9B. Other Information.
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein at pages F-1 through F-59.
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts is included herein on page F-60.
Schedule III - Real Estate and Accumulated Depreciation is included herein on pages F-61 through F-178.
Schedule IV - Mortgage Loans Held for Investment is included herein on page F-179.
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.9	Officer’s Certificate, dated as of February 6, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).
4.10
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 13, 2015).

4.11	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Officer’s Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.15	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.17	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.18	Officer’s Certificate, dated as of December 4, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.19	Form of 3.10% Senior Notes due 2029 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.20*	Description of VEREIT, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
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

10.7†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.8†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Executive Officers) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.9†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

Exhibit No.	Description
10.10†
Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Executive Officers and CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.11†
Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.12†
Form of Equity Plan Non-Qualified Stock Option Award Agreement (Executive Officers and CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.13†
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

10.30
Class Action Stipulation of Settlement, dated as of September 30, 2019, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P. and the other parties named therein (Incorporated by reference in the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2019 filed with the SEC on November 6, 2019).

Exhibit No.	Description
10.31
Derivative Action Stipulation and Agreement of Settlement, dated as of September 27, 2019, by and among VEREIT, Inc. and the other parties named therein (Incorporated by reference in the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2019 filed with the SEC on November 6, 2019).

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
Dated: February 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Capacity *	Date

/s/ Glenn J. Rufrano	Chief Executive Officer	February 25, 2020
Glenn J. Rufrano	(Principal Executive Officer and Director)

/s/ Michael J. Bartolotta	Executive Vice President and Chief Financial Officer	February 25, 2020
Michael J. Bartolotta	(Principal Financial Officer)

/s/ Gavin B. Brandon	Senior Vice President and Chief Accounting Officer	February 25, 2020
Gavin B. Brandon	(Principal Accounting Officer)

/s/ Hugh R. Frater	Director, Non-Executive Chairman	February 25, 2020
Hugh R. Frater

/s/ David B. Henry	Director	February 25, 2020
David B. Henry

/s/ Mary Hogan Preusse	Director	February 25, 2020
Mary Hogan Preusse

/s/ Richard J. Lieb	Director	February 25, 2020
Richard J. Lieb

/s/ Mark S. Ordan	Director	February 25, 2020
Mark S. Ordan

/s/ Eugene A. Pinover	Director	February 25, 2020
Eugene A. Pinover

/s/ Julie G. Richardson	Director	February 25, 2020
Julie G. Richardson
_________________________________

*	Each person is signing in his or her capacity as an officer and/or director of VEREIT, Inc., which is the sole general partner of VEREIT Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of VEREIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate Investments - Impairments- Refer to Note 2 and Note 5 to the financial statements
Critical Audit Matter Description
The Company performs quarterly impairment review procedures, primarily through monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company assesses the recoverability of real estate assets by determining whether the carrying value of the assets will be recovered from the undiscounted future cash flows expected from the use of the assets and their eventual disposition. Estimating future undiscounted cash flows requires management to make significant estimates and assumptions, including estimating the expected holding period of the assets when assessing recoverability.
In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the carrying value of real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During 2019, the Company recorded $47.1 million of impairment charges.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions required to evaluate the recoverability of real estate assets, including the estimated holding period of the assets when assessing recoverability. Auditing the assumptions used by the Company in estimating future undiscounted cash flows required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s recoverability analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to test the assumptions used by management to estimate forecasted cash flows, including management’s expected holding period of such real estate assets, consisted of the following, among others:

•	We tested the effectiveness of internal controls over the inputs of the forecasted cash flows used in the recoverability analysis.

•
With the assistance of our fair value specialists, we evaluated the undiscounted future cash flows analysis, including estimates of future occupancy levels, market rental revenue, and capitalization rates, in addition to the assessment of expected remaining holding period and changes in management’s intent with respect to the expected holding period for each real estate asset with possible impairment indicators by:

1.	Making inquiries of accounting and operations management.

2.	Comparing the source data and management’s assumptions to the Company’s historical results and external market sources.

3.	Testing the mathematical accuracy of the undiscounted future cash flows analysis.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 25, 2020

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the partners of VEREIT Operating Partnership, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT Operating Partnership, L.P and subsidiaries (the "Operating Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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
February 25, 2020
We have served as the Operating Partnership’s auditor since 2015.

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,738,679	$2,843,212
Buildings, fixtures and improvements	10,200,550	10,749,228
Intangible lease assets	1,904,641	2,012,399
Total real estate investments, at cost	14,843,870	15,604,839
Less: accumulated depreciation and amortization	3,594,247	3,436,772
Total real estate investments, net	11,249,623	12,168,067
Operating lease right-of-use assets	215,227	—
Investment in unconsolidated entities	68,825	35,289
Cash and cash equivalents	12,921	30,758
Restricted cash	20,959	22,905
Rent and tenant receivables and other assets, net	348,395	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	26,957	2,609
Total assets	$13,280,680	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,528,134	$1,922,657
Corporate bonds, net	2,813,739	3,368,609
Convertible debt, net	318,183	394,883
Credit facility, net	1,045,669	401,773
Below-market lease liabilities, net	143,583	173,479
Accounts payable and accrued expenses	126,320	145,611
Deferred rent and other liabilities	90,349	69,714
Distributions payable	150,364	186,623
Operating lease liabilities	221,061	—
Total liabilities	6,437,402	6,663,349
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 30,871,246 and 42,834,138 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	309	428
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 1,076,845,984 and 967,515,165 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	10,768	9,675
Additional paid-in capital	13,251,962	12,615,472
Accumulated other comprehensive loss	(27,670)	(1,280)
Accumulated deficit	(6,399,626)	(5,467,236)
Total stockholders’ equity	6,835,743	7,157,059
Non-controlling interests	7,535	143,085
Total equity	6,843,278	7,300,144
Total liabilities and equity	$13,280,680	$13,963,493

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2019	2018	2017
Rental revenue	$1,237,234	$1,257,867	$1,252,285
Operating expenses:
Acquisition-related	4,337	3,632	3,402
Litigation and non-routine costs, net	815,422	290,963	47,960
Property operating	129,769	126,461	128,717
General and administrative	62,711	63,933	58,603
Depreciation and amortization	481,995	640,618	706,802
Impairments	47,091	54,647	50,548
Restructuring	10,505	—	—
Total operating expenses	1,551,830	1,180,254	996,032
Other (expenses) income:
Interest expense	(278,574)	(280,887)	(289,766)
(Loss) gain on extinguishment and forgiveness of debt, net	(17,910)	5,360	18,373
Other income, net	12,971	15,090	9,218
Equity in income and gain on disposition of unconsolidated entities	2,618	1,869	2,763
Gain on disposition of real estate and real estate assets held for sale, net	292,647	94,331	61,536
Total other income (expenses), net	11,752	(164,237)	(197,876)
(Loss) income before taxes	(302,844)	(86,624)	58,377
Provision for income taxes	(4,262)	(5,101)	(6,882)
(Loss) income from continuing operations	(307,106)	(91,725)	51,495
Income (loss) from discontinued operations, net of income taxes	—	3,695	(19,117)
Net (loss) income	(307,106)	(88,030)	32,378
Net loss (income) attributable to non-controlling interests (1)	6,753	2,256	(560)
Net (loss) income attributable to the General Partner	$(300,353)	$(85,774)	$31,818

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.37)	$(0.17)	$(0.02)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	$—	$0.00	$(0.02)
Basic and diluted net loss per share attributable to common stockholders (2)	$(0.37)	$(0.16)	$(0.04)
_______________________________________________

(1)	Represents net loss (income) attributable to limited partners and a consolidated joint venture partner.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(307,106)	$(88,030)	$32,378
Total other comprehensive (loss) income
Unrealized loss on interest rate derivatives	(29,894)	—	(18)
Reclassification of previous unrealized loss (gain) on interest rate derivatives into net (loss) income	2,457	313	(70)
Unrealized loss on investment securities, net	—	(205)	(951)
Reclassification of previous unrealized loss on investment securities into net (loss) income as other income, net	—	2,237	—
Total other comprehensive (loss) income	(27,437)	2,345	(1,039)

Total comprehensive (loss) income	(334,543)	(85,685)	31,339
Comprehensive loss (income) attributable to non-controlling interests(1)	7,800	2,200	(534)
Total comprehensive (loss) income attributable to the General Partner	$(326,743)	$(83,485)	$30,805
_______________________________________________

(1)	Represents comprehensive loss (income) attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2017	42,834,138	$428	974,146,650	$9,741	$12,640,171	$(2,556)	$(4,200,423)	$8,447,361	$172,172	$8,619,533
Repurchases of Common Stock under share repurchase programs	—	—	(68,759)	(1)	(517)	—	—	(518)	—	(518)
Repurchases of Common Stock to settle tax obligation	—	—	(268,550)	(2)	(2,146)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net	—	—	399,242	4	16,750	—	—	16,754	—	16,754
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	101	101
Distributions declared on Common Stock — $0.55 per common share	—	—	—	—	—	—	(535,657)	(535,657)	—	(535,657)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,227)	(13,227)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(571)	(571)	—	(571)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Disposition of joint venture	—	—	—	—	—	—	—	—	(838)	(838)
Net income	—	—	—	—	—	—	31,818	31,818	560	32,378
Other comprehensive loss	—	—	—	—	—	(1,013)	—	(1,013)	(26)	(1,039)
Balance, December 31, 2017	42,834,138	$428	974,208,583	$9,742	$12,654,258	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Conversion of OP Units to Common Stock	—	—	32,439	—	241	—	—	241	(241)	—
Repurchases of Common Stock under share repurchase programs	—	—	(7,206,876)	(72)	(50,082)	—	—	(50,154)	—	(50,154)
Repurchases of Common Stock to settle tax obligation	—	—	(324,502)	(2)	(2,324)	—	—	(2,326)	—	(2,326)
Equity-based compensation, net	—	—	805,521	7	13,307	—	—	13,314	—	13,314
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	120	120
Distributions declared on Common Stock — $0.55 per common share	—	—	—	—	—	—	(532,144)	(532,144)	—	(532,144)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,048)	(13,048)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	72	—	(989)	(917)	—	(917)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Net loss	—	—	—	—	—	—	(85,774)	(85,774)	(2,256)	(88,030)
Other comprehensive income	—	—	—	—	—	2,289	—	2,289	56	2,345
Balance, December 31, 2018	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	108,410,070	1,084	1,013,131	—	—	1,014,215	—	1,014,215
Conversion of OP Units to Common Stock	—	—	130,291	1	1,166	—	—	1,167	(1,167)	—

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	$1	—	$—	$922	$—	$—	$923	$(923)	$—
Redemptions of Series F Preferred Stock	(12,000,000)	(120)	—	—	(300,002)	—	—	(300,122)	—	(300,122)
Repurchases of Common Stock to settle tax obligation	—	—	(200,331)	(2)	(1,616)	—	—	(1,618)	—	(1,618)
Equity-based compensation, net	—	—	990,789	10	13,091	—	—	13,101	—	13,101
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $0.55 per common share	—	—	—	—	—	—	(562,195)	(562,195)	—	(562,195)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,494)	(9,494)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	117	—	(1,445)	(1,328)	—	(1,328)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(68,397)	(68,397)	(91)	(68,488)
Distributions payable relinquished	—	—	—	—	—	—	—	—	12,522	12,522
Surrender of Limited Partner OP Units	—	—	—	—	(91,920)	—	—	(91,920)	(126,590)	(218,510)
Repurchase of convertible notes	—	—	—	—	(470)	—	—	(470)	—	(470)
Reallocation of equity	—	—	—	—	2,071	—	—	2,071	(2,071)	—
Net loss	—	—	—	—	—	—	(300,353)	(300,353)	(6,753)	(307,106)
Other comprehensive loss	—	—	—	—	—	(26,390)	—	(26,390)	(1,047)	(27,437)
Balance, December 31, 2019	30,871,246	$309	1,076,845,984	$10,768	$13,251,962	$(27,670)	$(6,399,626)	$6,835,743	$7,535	$6,843,278

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(307,106)	$(88,030)	$32,378
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	495,232	659,948	745,499
Gain on real estate assets, net	(296,447)	(96,068)	(61,536)
Impairments from held for sale	—	—	20,027
Impairments	47,091	54,647	50,548
Equity-based compensation	13,101	13,314	16,751
Equity in income of unconsolidated entities and gain on joint venture	(2,618)	(1,869)	(2,726)
Distributions from unconsolidated entities	284	1,366	3,646
Loss (gain) on investments	492	(4,092)	(65)
Loss (gain) on derivative instruments	58	(355)	(2,976)
Non-cash restructuring expense	3,951	—	—
Loss (gain) on extinguishment and forgiveness of debt, net	17,910	(5,360)	(18,373)
Surrender of Limited Partner OP Units	(26,536)	—	—
Changes in assets and liabilities:
Investment in direct financing leases	1,622	2,078	2,097
Rent and tenant receivables, operating lease right-of-use and other assets, net	(18,367)	(34,096)	(21,394)
Due from affiliates	—	—	1,163
Assets held for sale classified as discontinued operations	—	(2,492)	13,812
Accounts payable and accrued expenses	(16,719)	1,688	10,742
Deferred rent, operating lease and other liabilities	(19,551)	7,162	(395)
Due to affiliates	—	(66)	50
Liabilities related to discontinued operations	—	(13,861)	4,019
Net cash (used in) provided by operating activities	(107,603)	493,914	793,267
Cash flows from investing activities:
Investments in real estate assets	(394,662)	(500,625)	(699,004)
Capital expenditures and leasing costs	(37,957)	(22,291)	(21,694)
Real estate developments	(28,125)	(9,221)	(14,850)
Principal repayments received on investment securities and mortgage notes receivable	106	5,761	6,796
Investments in unconsolidated entities	(2,767)	(771)	—
Return of investment from unconsolidated entities	1,138	48	1,972
Proceeds from disposition of real estate and joint venture	1,067,532	502,289	445,525
Proceeds from disposition of discontinued operations	—	122,915	—
Investment in leasehold improvements and other assets	(1,716)	(841)	(1,191)
Deposits for real estate assets	(8,453)	(13,412)	(37,226)
Proceeds from sale of investments and other assets	9,837	46,966	400
Uses and refunds of deposits for real estate assets	6,328	17,267	36,111
Proceeds from the settlement of property-related insurance claims	1,957	1,434	355
Line of credit advances to Cole REITs	—	(2,200)	(16,400)
Line of credit repayments from Cole REITs	—	3,800	25,100
Net cash provided by (used in) investing activities	613,218	151,119	(274,106)
Cash flows from financing activities:
Proceeds from mortgage notes payable	705	187	4,652
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(374,058)	(137,887)	(424,385)
Proceeds from credit facility	1,386,000	1,934,000	329,000
Payments on credit facility	(739,000)	(1,716,000)	(645,107)
Proceeds from corporate bonds	593,052	546,304	600,000
Redemptions of corporate bonds, including extinguishment costs	(1,160,977)	—	—
Repurchases of convertible notes, including extinguishment costs	(82,254)	(597,500)	—
Payments of deferred financing costs	(4,190)	(25,471)	(9,575)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Repurchases of Common Stock under the share repurchase programs	$—	$(50,154)	$(518)
Repurchases of Common Stock to settle tax obligations	(1,618)	(2,326)	(2,148)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,014,215	—	—
Redemption of Series F Preferred Stock	(300,122)	—	—
Contributions from non-controlling interest holders	64	120	101
Distributions paid	(665,241)	(606,679)	(608,615)
Payment related to the surrender of Limited Partner OP Units	(191,974)	—	—
Net cash used in financing activities	(525,398)	(655,406)	(756,595)
Net change in cash and cash equivalents and restricted cash	(19,783)	(10,373)	(237,434)

Cash and cash equivalents and restricted cash, beginning of period	$53,663	$64,036	$301,470
Less: cash and cash equivalents of discontinued operations	—	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838	298,497

Cash and cash equivalents and restricted cash, end of period	33,880	53,663	64,036
Less: cash and cash equivalents of discontinued operations	—	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$33,880	$53,663	$61,838
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176	$253,479
Restricted cash at beginning of period	22,905	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838	298,497

Cash and cash equivalents at end of period	12,921	30,758	34,176
Restricted cash at end of period	20,959	22,905	27,662
Cash and cash equivalents and restricted cash at end of period	$33,880	$53,663	$61,838

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2019	December 31, 2018
ASSETS
Real estate investments, at cost:
Land	$2,738,679	$2,843,212
Buildings, fixtures and improvements	10,200,550	10,749,228
Intangible lease assets	1,904,641	2,012,399
Total real estate investments, at cost	14,843,870	15,604,839
Less: accumulated depreciation and amortization	3,594,247	3,436,772
Total real estate investments, net	11,249,623	12,168,067
Operating lease right-of-use assets	215,227	—
Investment in unconsolidated entities	68,825	35,289
Cash and cash equivalents	12,921	30,758
Restricted cash	20,959	22,905
Rent and tenant receivables and other assets, net	348,395	366,092
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	26,957	2,609
Total assets	$13,280,680	$13,963,493

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,528,134	$1,922,657
Corporate bonds, net	2,813,739	3,368,609
Convertible debt, net	318,183	394,883
Credit facility, net	1,045,669	401,773
Below-market lease liabilities, net	143,583	173,479
Accounts payable and accrued expenses	126,320	145,611
Deferred rent and other liabilities	90,349	69,714
Distributions payable	150,364	186,623
Operating lease liabilities	221,061	—
Total liabilities	6,437,402	6,663,349
Commitments and contingencies (Note 10)
General Partner's preferred equity, 30,871,246 and 42,834,138 General Partner Series F Preferred Units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	460,504	710,325
General Partner's common equity, 1,076,845,984 and 967,515,165 General Partner OP Units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	6,375,239	6,446,734
Limited Partner's preferred equity, 49,766 and 86,874 Limited Partner Series F Preferred Units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	1,869	2,883
Limited Partner's common equity, 786,719 and 23,715,908 Limited Partner OP Units issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	4,433	138,931
Total partners’ equity	6,842,045	7,298,873
Non-controlling interests	1,233	1,271
Total equity	6,843,278	7,300,144
Total liabilities and equity	$13,280,680	$13,963,493

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2019	2018	2017
Rental revenue	$1,237,234	$1,257,867	$1,252,285
Operating expenses:
Acquisition-related	4,337	3,632	3,402
Litigation and non-routine costs, net	815,422	290,963	47,960
Property operating	129,769	126,461	128,717
General and administrative	62,711	63,933	58,603
Depreciation and amortization	481,995	640,618	706,802
Impairments	47,091	54,647	50,548
Restructuring	10,505	—	—
Total operating expenses	1,551,830	1,180,254	996,032
Other (expenses) income:
Interest expense	(278,574)	(280,887)	(289,766)
(Loss) gain on extinguishment and forgiveness of debt, net	(17,910)	5,360	18,373
Other income, net	12,971	15,090	9,218
Equity in income and gain on disposition of unconsolidated entities	2,618	1,869	2,763
Gain on disposition of real estate and real estate assets held for sale, net	292,647	94,331	61,536
Total other income (expenses), net	11,752	(164,237)	(197,876)
(Loss) income before taxes	(302,844)	(86,624)	58,377
Provision for income taxes	(4,262)	(5,101)	(6,882)
(Loss) income from continuing operations	(307,106)	(91,725)	51,495
Income (loss) from discontinued operations, net of income taxes	—	3,695	(19,117)
Net (loss) income	(307,106)	(88,030)	32,378
Net loss attributable to non-controlling interests (1)	102	154	194
Net (loss) income attributable to the OP	$(307,004)	$(87,876)	$32,572

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.37)	$(0.17)	$(0.02)
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders	$—	$0.00	$(0.02)
Basic and diluted net loss per unit attributable to common unitholders (2)	$(0.37)	$(0.16)	$(0.04)

_______________________________________________

(1)	Represents net loss attributable to a consolidated joint venture partner.

(2)	Amounts may not total due to rounding.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(307,106)	$(88,030)	$32,378
Total other comprehensive (loss) income
Unrealized loss on interest rate derivatives	(29,894)	—	(18)
Reclassification of previous unrealized loss (gain) on interest rate derivatives into net (loss) income	2,457	313	(70)
Unrealized loss on investment securities, net	—	(205)	(951)
Reclassification of previous unrealized loss on investment securities into net (loss) income as other income, net	—	2,237	—
Total other comprehensive (loss) income	(27,437)	2,345	(1,039)

Total comprehensive (loss) income	(334,543)	(85,685)	31,339
Comprehensive loss attributable to non-controlling interests (1)	102	154	194
Total comprehensive (loss) income attributable to the OP	$(334,441)	$(85,531)	$31,533
_______________________________________________

(1)	Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2017	42,834,138	$853,821	86,874	$3,171	974,146,650	$7,593,540	23,748,347	$166,598	$8,617,130	$2,403	$8,619,533
Repurchases of common OP Units under share repurchase programs	—	—	—	—	(68,759)	(518)	—	—	(518)	—	(518)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(268,550)	(2,148)	—	—	(2,148)	—	(2,148)
Equity-based compensation, net	—	—	—	—	399,242	16,754	—	—	16,754	—	16,754
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	101	101
Distributions to common OP Units and non-controlling interests —$0.55 per common unit	—	—	—	—	—	(535,657)	—	(13,060)	(548,717)	(167)	(548,884)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(571)	—	—	(571)	—	(571)
Distributions to Series F Preferred Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Disposition of joint venture interest	—	—	—	—	—	—	—	—	—	(838)	(838)
Net income (loss)	—	—	—	—	—	31,818	—	754	32,572	(194)	32,378
Other comprehensive loss	—	—	—	—	—	(1,013)	—	(26)	(1,039)	—	(1,039)
Balance, December 31, 2017	42,834,138	$782,073	86,874	$3,027	974,208,583	$7,102,205	23,748,347	$154,266	$8,041,571	$1,305	$8,042,876
Conversion of Limited Partners' common OP Units to General Partner's common OP Units	—	—	—	—	32,439	241	(32,439)	(241)	—	—	—
Repurchases of common OP Units under share repurchase programs	—	—	—	—	(7,206,876)	(50,154)	—	—	(50,154)	—	(50,154)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(324,502)	(2,326)	—	—	(2,326)	—	(2,326)
Equity-based compensation, net	—	—	—	—	805,521	13,314	—	—	13,314	—	13,314
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	120	120
Distributions to common OP Units and non-controlling interests —$0.55 per common unit	—	—	—	—	—	(532,144)	—	(13,048)	(545,192)	—	(545,192)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(917)	—	—	(917)	—	(917)
Distributions to Series F Preferred Units	—	(71,748)	—	(144)	—	—	—	—	(71,892)	—	(71,892)
Net income (loss)	—	—	—	—	—	(85,774)	—	(2,102)	(87,876)	(154)	(88,030)
Other comprehensive loss	—	—	—	—	—	2,289	—	56	2,345	—	2,345
Balance, December 31, 2018	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	108,410,070	1,014,215	—	—	1,014,215	—	1,014,215
Conversion of Limited Partners' common OP Units to General Partner's common OP Units	—	—	—	—	130,291	1,167	(130,291)	(1,167)	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—	—	—	—	—	—
Redemptions of Series F Preferred Stock	(12,000,000)	(182,347)	—	—	—	(117,775)	—	—	(300,122)	—	(300,122)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(200,331)	(1,618)	—	—	(1,618)	—	(1,618)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Equity-based compensation, net	—	$—	—	$—	990,789	$13,101	—	$—	$13,101	$—	$13,101
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	64	64
Distributions to common OP Units and non-controlling interests —$0.55 per common unit	—	—	—	—	—	(562,195)	—	(9,494)	(571,689)	—	(571,689)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,328)	—	—	(1,328)	—	(1,328)
Distributions to Series F Preferred Units	—	(68,397)	—	(91)	—	—	—	—	(68,488)	—	(68,488)
Distributions payable relinquished	—	—	—	—	—	—	—	12,522	12,522	—	12,522
Surrender of Limited Partner OP Units	—	—	—	—	—	(91,920)	(22,798,898)	(126,590)	(218,510)	—	(218,510)
Repurchase of convertible notes	—	—	—	—	—	(470)	—	—	(470)	—	(470)
Reallocation of capital	—	—	—	—	—	2,071	—	(2,071)	—	—	—
Net loss	—	—	—	—	—	(300,353)	—	(6,651)	(307,004)	(102)	(307,106)
Other comprehensive loss	—	—	—	—	—	(26,390)	—	(1,047)	(27,437)	—	(27,437)
Balance, December 31, 2019	30,871,246	$460,504	49,766	$1,869	1,076,845,984	$6,375,239	786,719	$4,433	$6,842,045	$1,233	$6,843,278

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(307,106)	$(88,030)	$32,378
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	495,232	659,948	745,499
Gain on real estate assets, net	(296,447)	(96,068)	(61,536)
Impairments from held for sale	—	—	20,027
Impairments	47,091	54,647	50,548
Equity based compensation	13,101	13,314	16,751
Equity in income of unconsolidated entities	(2,618)	(1,869)	(2,726)
Distributions from unconsolidated entities	284	1,366	3,646
Loss (gain) on investments	492	(4,092)	(65)
Loss (gain) on derivative instruments	58	(355)	(2,976)
Non-cash restructuring expense	3,951	—	—
Loss (gain) on extinguishment and forgiveness of debt, net	17,910	(5,360)	(18,373)
Surrender of Limited Partner OP Units	(26,536)	—	—
Changes in assets and liabilities:
Investment in direct financing leases	1,622	2,078	2,097
Rent and tenant receivables, operating lease right-of-use and other assets, net	(18,367)	(34,096)	(21,394)
Due from affiliates	—	—	1,163
Assets held for sale classified as discontinued operations	—	(2,492)	13,812
Accounts payable and accrued expenses	(16,719)	1,688	10,742
Deferred rent, operating lease and other liabilities	(19,551)	7,162	(395)
Due to affiliates	—	(66)	50
Liabilities related to discontinued operations	—	(13,861)	4,019
Net cash (used in) provided by operating activities	(107,603)	493,914	793,267
Cash flows from investing activities:
Investments in real estate assets	(394,662)	(500,625)	(699,004)
Capital expenditures and leasing costs	(37,957)	(22,291)	(21,694)
Real estate developments	(28,125)	(9,221)	(14,850)
Principal repayments received on investment securities and mortgage notes receivable	106	5,761	6,796
Investments in unconsolidated entities	(2,767)	(771)	—
Return of investment from unconsolidated entities	1,138	48	1,972
Proceeds from disposition of real estate and joint venture	1,067,532	502,289	445,525
Proceeds from disposition of discontinued operations	—	122,915	—
Investment in leasehold improvements and other assets	(1,716)	(841)	(1,191)
Deposits for real estate assets	(8,453)	(13,412)	(37,226)
Proceeds from sale of investments and other assets	9,837	46,966	400
Uses and refunds of deposits for real estate assets	6,328	17,267	36,111
Proceeds from the settlement of property-related insurance claims	1,957	1,434	355
Line of credit advances to Cole REITs	—	(2,200)	(16,400)
Line of credit repayments from Cole REITs	—	3,800	25,100
Net cash provided by (used in) investing activities	613,218	151,119	(274,106)
Cash flows from financing activities:
Proceeds from mortgage notes payable	705	187	4,652
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(374,058)	(137,887)	(424,385)
Proceeds from credit facility	1,386,000	1,934,000	329,000
Payments on credit facility	(739,000)	(1,716,000)	(645,107)
Proceeds from corporate bonds	593,052	546,304	600,000
Redemptions of corporate bonds, including extinguishment costs	(1,160,977)	—	—
Repurchases of convertible notes, including extinguishment costs	(82,254)	(597,500)	—
Payments of deferred financing costs	(4,190)	(25,471)	(9,575)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Repurchases of Common Stock under the share repurchase programs	$—	$(50,154)	$(518)
Repurchases of Common Stock to settle tax obligations	(1,618)	(2,326)	(2,148)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,014,215	—	—
Redemption of Series F Preferred Stock	(300,122)	—	—
Contributions from non-controlling interest holders	64	120	101
Distributions paid	(665,241)	(606,679)	(608,615)
Payment related to the surrender of Limited Partner OP Units	(191,974)	—	—
Net cash used in financing activities	(525,398)	(655,406)	(756,595)
Net change in cash and cash equivalents and restricted cash	(19,783)	(10,373)	(237,434)

Cash and cash equivalents and restricted cash, beginning of period	$53,663	$64,036	$301,470
Less: cash and cash equivalents of discontinued operations	—	(2,198)	(2,973)
Cash and cash equivalents and restricted cash from continuing operations, beginning of period	53,663	61,838	298,497

Cash and cash equivalents and restricted cash, end of period	33,880	53,663	64,036
Less: cash and cash equivalents of discontinued operations	—	—	(2,198)
Cash and cash equivalents and restricted cash from continuing operations, end of period	$33,880	$53,663	$61,838
Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$30,758	$34,176	$253,479
Restricted cash at beginning of period	22,905	27,662	45,018
Cash and cash equivalents and restricted cash at beginning of period	53,663	61,838	298,497

Cash and cash equivalents at end of period	12,921	30,758	34,176
Restricted cash at end of period	20,959	22,905	27,662
Cash and cash equivalents and restricted cash at end of period	$33,880	$53,663	$61,838

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of December 31, 2019. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, as described in Note 1 – Organization and Note 12 – Equity, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of December 31, 2019 and 2018, there were approximately 0.8 million and 23.7 million Limited Partner OP Units issued and outstanding, respectively, and 49,766 and 86,874 Limited Partner Series F Preferred Units issued and outstanding, respectively.
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
December 31, 2019 – (Continued)

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

During the years ended December 31, 2019, 2018 and 2017, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations for all periods presented.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Discontinued Operations
The Company reports discontinued operations when a component of an entity or group of components that has been disposed of or classified as held for sale represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The results of operations for assets meeting the definition of discontinued operations are reflected in the Company’s consolidated statements of operations as discontinued operations for all periods presented. See Note 14 — Discontinued Operations for further discussion regarding discontinued operations.
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
Investment in Cole REITs
On February 1, 2018, the Company sold certain of its equity investments to CCA Acquisition, LLC (the “Cole Purchaser”), an affiliate of CIM Group, LLC, retaining interests retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”). Subsequent to the sale of Cole Capital, the Company carries these investments at fair value, as the Company does not exert significant influence over CCIT II, CCIT III or CCPT V, and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations for the years ended December 31, 2019 and 2018. Prior to the sale of Cole Capital, the Company accounted for these investments using the equity method of accounting, which required the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the respective Cole REIT’s earnings and distributions. The Company recorded its proportionate share of net income or loss from the Cole REITs in equity in income and gain on disposition of unconsolidated entities in the consolidated statement of operations for the year ended December 31, 2017.
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
Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired. As of December 31, 2019 and 2018, the carrying value of goodwill was $1.3 billion.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Impairments
Real Estate Assets
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales or leasing transactions. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in Note 5 – Fair Value Measures.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. To determine whether it is necessary to perform a quantitative goodwill impairment test, the Company first assesses qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the Company then compares the fair value to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value.
The Company performed the annual qualitative assessment for goodwill during the fourth quarter of 2019. As a result of the qualitative testing, the Company believes that it is more-likely-than-not that the fair value of the goodwill is greater than the carrying value. As such, no further testing was performed. The Company performed a quantitative analysis for the annual goodwill tests during the years ended December 31, 2018 and 2017, which also resulted in no impairments.
Investment in Unconsolidated Joint Ventures
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated joint ventures. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of unconsolidated joint ventures were identified during the years ended December 31, 2019, 2018 and 2017.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If this review indicates that the carrying value of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of leasehold improvements and property and equipment for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of leasehold improvements and property and equipment were identified during the years ended December 31, 2019, 2018 and 2017.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

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
Restricted Cash
The Company had $21.0 million and $22.9 million, respectively, in restricted cash as of December 31, 2019 and 2018. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. In accordance with certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at December 31, 2019 was $18.8 million in lender reserves and $2.2 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2018 was $21.5 million in lender reserves and $1.4 million held in restricted lockbox accounts.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs, other than those associated with the Revolving Credit Facility (as defined in Note 6 – Debt ), are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Deferred financing costs related to the Revolving Credit Facility are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
Convertible Debt
The Company has an outstanding aggregate balance of $321.8 million related to the 2020 Convertible Notes (as defined in Note 6 – Debt ). The 2020 Convertible Notes are convertible into cash or shares of the Company’s Common Stock at the Company’s option. In accordance with U.S GAAP, the 2020 Convertible Notes are accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2020 Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2020 Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount is being amortized to interest expense over the respective term of the 2020 Convertible Notes.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, treasury locks, options and forwards to hedge all or a portion of the interest rate risk associated with its borrowings. The Company’s interest rate management objectives are intended to limit the impact of interest rate fluctuations on earnings and cash flows and to manage the Company’s overall borrowing costs. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges are used to hedge forecasted issuances of fixed rate debt and the variable cash flows associated with floating rate debt. The Company does not intend to utilize derivatives for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in other income, net in the consolidated statements of operations and consolidated statements of comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in fair value of the derivative is recorded in other comprehensive income (loss). Unrealized gains and losses in other comprehensive income (loss) are reclassified to interest expense when the related hedged items impact earnings. See Note 7 – Derivatives and Hedging Activities for further discussion.
Leases
ASC 842 (effective January 1, 2019)
The adoption of ASC 842, effective January 1, 2019, did not have a material impact on the Company’s consolidated statements of operations. The most significant impact was the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities for operating leases pursuant to which the Company is the lessee. The Company did not have a cumulative effect adjustment to retained earnings upon adoption. The lessor accounting model under ASC 842 is similar to existing guidance, however, it limits the capitalization of initial direct leasing costs, such as internally generated costs, and modifies the lease classification criteria through the elimination of "bright-line" tests.
The Company elected the package of practical expedients permitted under ASC 842 (which included: (i) an entity need not reassess whether any expired or existing contracts are or contain leases, (ii) an entity need not reassess the lease classification for any expired or existing leases, and (iii) an entity need not reassess initial direct costs for any existing leases), the land easement practical expedient to carry forward existing accounting treatment on existing land easements, the practical expedient which allows a lessee to combine lease and non-lease components, and the short-term lease election that allows a lessee not to apply the balance sheet recognition requirements to leases with a term of 12 months or less. The Company elected not to apply the practical expedients related to hindsight or assessing impairment of ROU assets.
Lessor (effective January 1, 2019)
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases.
Prior to the adoption of ASC 842, the Company has acquired certain properties that are subject to leases that qualified as direct financing leases. Investments in direct financing leases represent the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term. The fair value of the remaining lease payments is estimated using a discounted cash flow analysis based on interest rates that would represent the Company’s incremental borrowing rate for similar types of debt. The expected residual property value at the end of the lease term is estimated using market data and assessments of the remaining useful lives of the properties at the end of the lease terms, among other factors. Income from direct financing leases is calculated using the effective interest method over the remaining term of the lease. The Company does not have any sales-type leases as of December 31, 2019.
For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Variable lease payments, including contingent rent, which is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount, are recognized once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

The Company, as lessor, identified three separate lease components as follows: i) land lease component, ii) single property lease component comprised of building, land improvements and tenant improvements, and iii) furniture and fixtures. The Company’s leases also contain provisions for tenants to reimburse the Company for real estate taxes and insurance, which are considered noncomponents of the lease, and maintenance and other property operating expenses, which are considered to be non-lease components. The Company elected the practical expedient to combine lease and non-lease components and the non-lease components will be included with the single property lease component as the predominant component.
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental income and does not record an allowance for uncollectible accounts.
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases.
Lessee (effective January 1, 2019)
To account for leases for which the Company is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date.
The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The incremental borrowing rate is determined based on the estimated rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The lease term is the noncancelable period of the lease and includes any renewal and termination options the Company is reasonably certain to exercise. The lease liability balance is amortized using the effective interest method. The lease liability is remeasured when the contract is modified, upon the resolution of a contingency such that variable payments become fixed or if the assessment of exercising an extension, termination or purchase option changes.
The ROU asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.
The Company’s impairment assessment for ROU assets is consistent with the impairment analysis for the Company's other long-lived assets and is reviewed quarterly.
Policy applicable to periods prior to January 1, 2019
The accounting policy for leases in which the Company is the lessor or lessee prior to the adoption of ASC 842 can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Revenue Recognition
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) (Topic 606), which requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues generated through leasing arrangements are within the scope of ASC 842, as discussed above, and are excluded from Topic 606.
Revenue Recognition - Cole Capital
As discussed in Note 14 — Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

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
The Company entered into a services agreement (the “Services Agreement”) with the Cole Purchaser, pursuant to which the Company will continue to provide certain services to the Cole Purchaser and the Cole REITs, including operational real estate support, (“Transition Services Revenues”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year). Under the terms of the Services Agreement, the Company will be entitled to receive reimbursement for certain of the services provided. The Company recorded Transition Services Revenues as costs associated with providing such services were incurred, which coincided with the timing in which the performance obligations of the contract had been met. During the year ended December 31, 2019 the Company incurred $2.1 million of such costs and recognized revenues of $2.4 million, including acquisition fees, and during the period from February 1, 2018 through December 31, 2018, the Company incurred $15.0 million of such costs and recognized revenues of $15.0 million, which are recorded in other income, net in the consolidated statement of operations. The Company may also earn additional fees in each calendar year through December 31, 2023 if future revenues of Cole Capital exceed a specified dollar threshold in a calendar year (the “Net Revenue Payments”), up to an aggregate of $80.0 million in Net Revenue Payments.
Litigation and non-routine costs, net
The Company has incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company’s insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and non-routine costs, net include the following costs and recoveries (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Litigation and non-routine costs, net:
Audit Committee Investigation and related matters (1)	$70,168	$59,755	$49,434
Legal fees and expenses (2)	2	530	421
Litigation settlements (3)	820,208	233,246	—
Merger related transfer taxes(4)	—	—	(1,595)
Total costs	890,378	293,531	48,260
Insurance recoveries (5)	(48,420)	(2,568)	(300)
Other recoveries (6)	(26,536)	—	—
Total	$815,422	$290,963	$47,960
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

(3)	Refer to Note 10 – Commitments and Contingencies for additional information.

(4)	The negative balance for the year ended December 31, 2017 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(5)	$2.3 million during the year ended December 31, 2018 relates to litigation resulting from prior mergers.

(6)	Represents the surrender of 2.9 million Limited Partner OP Units. Refer to Note 12 – Equity for additional information.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

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
Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. See Note 13– Equity-based Compensation for additional information on these plans.
Restructuring
During the year ended December 31, 2019, the Company’s obligation to provide certain initial transition services for the Cole Purchaser terminated in accordance with the terms of the Services Agreement and the Company recorded $10.5 million of restructuring expenses related to the reorganization of its business, of which $9.2 million related to office lease terminations and modifications and $1.8 million related to the cessation of services under the Services Agreement, including severance, net of ASC 842 operating lease adjustments of $0.5 million. No restructuring expenses were recorded prior to January 1, 2019 in connection with the sale.
Per Share Data
Income (loss) per basic share of Common Stock is calculated by dividing net income (loss) less dividends on unvested restricted shares of Common Stock (“Restricted Shares”) and dividends on preferred stock by the weighted-average number of shares of Common Stock issued and outstanding during such period. Diluted income (loss) per share of Common Stock considers the effect of potentially dilutive shares of Common Stock outstanding during the period.
Income Taxes
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2019. As a REIT, the General Partner is generally not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). However, the General Partner, its taxable REIT subsidiaries (“TRS”) entities, and the OP are still subject to certain state and local income, franchise and property taxes in the various jurisdictions in which they operate. The General Partner may also be subject to federal income taxes on certain income and excise taxes on its undistributed income.
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
During the year ended December 31, 2019, the Company conducted all of its business in the United States and Puerto Rico and filed income tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state and local jurisdictions. With few exceptions, the Company is no longer subject to routine examinations by taxing authorities for years before 2015. Certain of the Company’s intercompany transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
December 31, 2019 – (Continued)

estimates used to compute the provision for or benefit from income taxes may change as new events occur, additional information is obtained or the tax environment changes.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized state and local income and franchise tax expense of $4.3 million, $4.7 million and $6.9 million, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations. In addition, the Company recorded a provision for federal income taxes of $0.4 million for the year ended December 31, 2018 related to a TRS entity, which is also included in provision for income taxes in the accompanying consolidated statements of operations. No provision for federal income taxes related to a TRS entity was recorded for the years ended December 31, 2019 or 2017. The provision for or benefit from income taxes attributable to the Cole Capital business, substantially all of which was conducted through a TRS entity, is included in discontinued operations for all periods presented, as discussed in Note 14 — Discontinued Operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2019, 2018 and 2017. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations.
As of December 31, 2019, the OP and the General Partner had no material uncertain income tax positions.
Recent Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) and subsequent amendments to the initial guidance, intended to clarify and improve certain topics, under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-11 (collectively Topic 326). Topic 326 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income and requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in Topic 326 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP. The effective date for Topic 326 is for fiscal years (including the interim periods therein) beginning after December 15, 2019. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect Topic 326 will have a material impact on its consolidated financial statements upon adoption during the first quarter of 2020.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Note 3– Real Estate Investments and Related Intangibles
Property Acquisitions
During the year ended December 31, 2019, the Company acquired controlling financial interests in 66 commercial properties for an aggregate purchase price of $403.6 million (the “2019 Acquisitions”), which includes $2.3 million of external acquisition-related expenses that were capitalized. Additionally, the Company placed in service one build-to-suit development project in which the Company invested $27.6 million, including $0.7 million of external acquisition-related expenses and interest that were capitalized and including the land parcel acquired during the year ended December 31, 2018.
During the year ended December 31, 2018, the Company acquired a controlling interest in 52 commercial properties for an aggregate purchase price of $502.7 million (the “2018 Acquisitions”), which includes one land parcel for build-to-suit development, $2.1 million related to an outstanding tenant improvement allowance and $2.6 million of external acquisition-related expenses that were capitalized.
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
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Real estate investments, at cost:
Land	$83,476	$86,285	$110,634
Buildings, fixtures and improvements	268,470	350,942	523,445
Total tangible assets	351,946	437,227	634,079
Acquired intangible assets:
In-place leases and other intangibles (1)	51,627	62,791	105,940
Above-market leases (2)	—	2,750	10,445
Assumed intangible liabilities:
Below-market leases (3)	—	(116)	(1,680)
Total purchase price of assets acquired	$403,573	$502,652	$748,784

____________________________________

(1)
The weighted average amortization period for acquired in-place leases and other intangibles is 16.5 years, 16.3 years and 15.8 years for 2019 Acquisitions, 2018 Acquisitions and 2017 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 10.8 years and 18.0 years for 2018 Acquisitions and 2017 Acquisitions, respectively.

(3)	The weighted average amortization period for assumed intangible lease liabilities is 9.9 years and 13.8 years for 2018 Acquisitions and 2017 Acquisitions, respectively.
Property Dispositions and Real Estate Assets Held for Sale
During the year ended December 31, 2019, the Company disposed of 201 properties, including the sale of six consolidated properties to two newly-formed joint ventures in which the Company owns a 20% equity interest (the “Industrial Partnership”) and one property sold through a foreclosure as discussed in Note 6 – Debt, for an aggregate gross sales price of $1.2 billion, of which our share was $1.1 billion after the profit participation payments related to the disposition of 36 Red Lobster properties. The dispositions resulted in proceeds of $1.1 billion after closing costs and contributions to the Industrial Partnership. The Company recorded a gain of $293.9 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the year ended December 31, 2018, the Company disposed of 149 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate gross sales price of $526.4 million, of which our share was $504.3 million after the profit participation payment related to the disposition of 34 Red Lobster properties. The dispositions resulted in proceeds of $496.7 million after closing costs. The Company recorded a gain of $96.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

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
During the year ended December 31, 2017, the Company disposed of 137 properties, including one property owned by a consolidated joint venture, six properties transferred to the lender in either a deed-in-lieu of foreclosure or foreclosure sale transaction as discussed in Note 6 – Debt and 15 properties disposed of in connection with a nonmonetary exchange discussed below, for an aggregate gross sales price of $594.9 million, of which our share was $574.4 million after the profit participation payment related to the disposition of 31 Red Lobster properties and the consolidated joint venture partner’s share of the sales price. The dispositions resulted in proceeds of $445.5 million after a mortgage loan assumption of $66.0 million and closing costs. Additionally, the Company’s tax provision for the year ended December 31, 2017 included $1.7 million of Canadian tax gain on the sale of certain Canadian properties. The Company recorded a gain of $64.7 million, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of December 31, 2019, there were five properties classified as held for sale with a carrying value of $27.0 million, included in real estate assets held for sale, net, primarily comprised of land of $6.3 million and building, fixtures and improvements, net of $19.8 million, in the accompanying consolidated balance sheets, which are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2018, there were five properties classified as held for sale. During the years ended December 31, 2019, 2018 and 2017, the Company recorded losses of $1.3 million, $1.9 million and $3.1 million respectively, related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of December 31, 2019 and December 31, 2018 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	December 31, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $748,689 and $703,909, respectively	15.9	$854,196	$980,971
Leasing commissions, net of accumulated amortization of $6,027 and $4,048, respectively	10.1	17,808	15,660
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $112,438 and $105,936, respectively	16.3	165,483	201,875
Total intangible lease assets, net		$1,037,487	$1,198,506

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $99,315 and $89,905, respectively	19.1	$143,583	$173,479

The aggregate amount of amortization of above‑ and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $2.5 million, $4.2 million and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $127.5 million, $139.6 million and $154.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2019 (amounts in thousands):

	2020	2021	2022	2023	2024
In-place leases and other intangibles:
Total projected to be included in amortization expense	$116,812	$108,990	$95,237	$84,843	$74,347
Leasing commissions:
Total projected to be included in amortization expense	2,361	2,203	2,102	1,827	1,612
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	19,301	18,876	18,064	17,120	15,749
Below-market lease liabilities:
Total projected to be included in rental revenue	16,840	15,189	13,497	12,774	10,927

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
Consolidated Joint Ventures
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2019 and December 31, 2018. As of each of December 31, 2019 and December 31, 2018, the consolidated joint venture had total assets of $32.5 million, of which $29.6 million and $29.9 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $14.3 million and $14.0 million as of December 31, 2019 and December 31, 2018, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company would generally be required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Ventures
The Company’s investment in unconsolidated joint ventures consisted of interests in the Industrial Partnership and one unconsolidated joint venture as of December 31, 2019 and an interest in one unconsolidated joint venture as of December 31, 2018.
During the year ended December 31, 2018, the Company disposed of one property owned by an unconsolidated joint venture as previously discussed in the “Property Dispositions and Real Estate Assets Held for Sale” section herein.
The unconsolidated joint ventures had total aggregate debt outstanding of $269.3 million as of December 31, 2019, which is non-recourse to the Company, as discussed in Note 6 – Debt. There was no debt outstanding related to the unconsolidated joint ventures as of December 31, 2018.
The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls, including the Company’s share of expansion project capital expenditures. The following is a summary of the Company’s investments in unconsolidated joint ventures as of December 31, 2019, December 31, 2018 and for the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

			Carrying Amount of Investment (1)		Equity in Income (2)
					Year Ended
Investment	Ownership % (3)	Number of Properties	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2017
Faison JV Bethlehem GA	90%	1	$40,416	$35,289	$2,364	$1,219	$3,068
Industrial Partnership	20%	6	$28,409	$—	$254	$—	$—
____________________________________

(1)
The total carrying amount of the investments was greater than the underlying equity in net assets by $4.7 million as of December 31, 2019 and December 31, 2018. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

(2)
During the years ended December 31, 2018 and December 31, 2017, the Company recognized $0.7 million and $0.2 million, respectively, of equity in income and gain on disposition of unconsolidated entities from the unconsolidated joint venture which disposed of its property during the year ended December 31, 2018.

(3)
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

Note 4 –Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Straight-line rent receivable, net (1)	$266,195	$259,106
Accounts receivable, net (1)	41,556	36,939
Deferred costs, net (2)	7,208	17,515
Investment in direct financing leases, net	9,341	13,254
Investment in Cole REITs (3)	7,552	7,844
Prepaid expenses	3,453	5,022
Leasehold improvements, property and equipment, net (4)	4,809	9,754
Other assets, net	8,281	16,658
Total	$348,395	$366,092
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

(2)
Amortization expense for deferred costs related to the revolving credit facilities totaled $2.1 million, $7.3 million and $10.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, inclusive of write-offs of $1.8 million for the year ended December 31, 2019. There were no related write-offs for the years ended December 31, 2018 or 2017. Accumulated amortization for deferred costs related to the revolving credit facilities was $49.8 million and $47.6 million as of December 31, 2019 and December 31, 2018, respectively.

(3)	On February 1, 2018, the Company completed the sale of Cole Capital (as described in Note 14 — Discontinued Operations), retaining interests in CCIT II, CCIT III and CCPT V.

(4)
Amortization expense for leasehold improvements totaled $0.7 million for the year ended December 31, 2019 with no related write-offs and $1.2 million for each of the years ended December 31, 2018 and 2017, with no related write-offs. Accumulated amortization was $2.8 million and $5.9 million as of December 31, 2019 and December 31, 2018, respectively. Depreciation expense for property and equipment totaled $1.3 million, $2.3 million and $1.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, inclusive of write-offs of less than $0.1 million, $0.8 million and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Accumulated depreciation was $5.4 million and $7.0 million as of December 31, 2019 and December 31, 2018, respectively. The Company disposed of $4.3 million, net, of leasehold improvements, property and equipment, which is included in restructuring expenses in the accompanying consolidated statements of operations for the year ended December 31, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Assets:
Derivative assets	$—	$250	$—	$250
Investment in Cole REITs	—	—	7,552	7,552
Total assets	$—	$250	$7,552	$7,802
Liabilities:
Derivative liabilities	$—	$(28,081)	$—	$(28,081)

	Level 1	Level 2	Level 3	Balance as of December 31, 2018
Assets:
Derivative assets	$—	$544	$—	$544
Investment in Cole REITs	—	—	7,844	7,844
Total assets	$—	$544	$7,844	$8,388

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Cole REITs – The fair values of CCIT II, CCIT III and CCPT V were estimated using the net asset value per share. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2019 (in thousands):

Investment in Cole REITs
Beginning balance, January 1, 2019	$7,844
Unrealized loss included in other income, net	(292)
Ending Balance, December 31, 2019	$7,552
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2018 (in thousands):

	Commercial Mortgage-Backed Securities	Investment in Cole REITs
Beginning balance, January 1, 2018	$40,974	$3,264
Total gains and losses
Unrealized loss included in other comprehensive income, net	(205)	—
Realized loss included in other income, net	(34)	—
Unrealized gain included in other income, net	—	5,102
Purchases, issuance, settlements
Return of principal received	(4,864)	—
Amortization included in net income, net	157	—
Sale of investments	(36,028)	(522)
Ending Balance, December 31, 2018	$—	$7,844

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
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 77 properties were deemed to be impaired resulting in impairment charges of $47.1 million during the year ended December 31, 2019. The impairment charges relate to certain office, retail and restaurant properties that, during 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased by the tenant and the Company believes the property will not be leased to another tenant at a rental rate that supports the current book value.
During the years ended December 31, 2018 and 2017 net real estate assets related to 70 and 69 properties, respectively, were deemed to be impaired resulting in impairment charges of $54.6 million and $50.5 million for the years ended December 31, 2018 and 2017, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the year ended December 31, 2019, the Company used a range of discount rates from 7.9% to 8.7% with a weighted-average rate of 8.5% and capitalization rates from 7.4% to 8.2% with a weighted-average rate of 8.0%.
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

	Level	Carrying Amount at December 31, 2019	Fair Value at December 31, 2019	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,535,918	$1,590,915	$1,933,209	$1,961,496
Corporate bonds, net	2	2,839,581	3,022,087	3,395,885	3,368,928
Convertible debt, net	2	319,947	327,237	398,591	396,905
Credit facility	2	1,050,000	1,050,000	403,000	403,000
Total liabilities		$5,745,446	$5,990,239	$6,130,685	$6,130,329

_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Note 6 – Debt
As of December 31, 2019, the Company had $5.7 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.8 years and a weighted-average interest rate of 4.30%. The following table summarizes the carrying value of debt as of December 31, 2019 and December 31, 2018, and the debt activity for the year ended December 31, 2019 (in thousands):

		Year Ended December 31, 2019
	Balance as of December 31, 2018	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2019
Mortgage notes payable:
Outstanding balance	$1,917,132	$705	$(388,780)	$—	$1,529,057
Net premiums (1)	16,077	—	(1,503)	(7,713)	6,861
Deferred costs	(10,552)	(96)	615	2,249	(7,784)
Mortgages notes payable, net	1,922,657	609	(389,668)	(5,464)	1,528,134

Corporate bonds:
Outstanding balance	3,400,000	600,000	(1,150,000)	—	2,850,000
Discount (2)	(4,115)	(6,948)	—	644	(10,419)
Deferred costs	(27,276)	(5,011)	2,144	4,301	(25,842)
Corporate bonds, net	3,368,609	588,041	(1,147,856)	4,945	2,813,739

Convertible debt:
Outstanding balance	402,500	—	(80,698)	—	321,802
Discount (2)	(3,909)	—	391	1,663	(1,855)
Deferred costs	(3,708)	—	372	1,572	(1,764)
Convertible debt, net	394,883	—	(79,935)	3,235	318,183

Credit facility:
Outstanding balance	403,000	1,386,000	(739,000)	—	1,050,000
Deferred costs (3)	(1,227)	(4,279)	—	1,175	(4,331)
Credit facility, net	401,773	1,381,721	(739,000)	1,175	1,045,669

Total debt	$6,087,922	$1,970,371	$(2,356,459)	$3,891	$5,705,725
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of December 31, 2019 (dollar amounts in thousands):

	Encumbered Properties	Gross Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	354	$2,978,246	$1,514,666	5.05%		2.8
Variable-rate debt	1	34,320	14,391	4.99%	(4)	0.6
Total (5)	355	$3,012,566	$1,529,057	5.05%		2.8
____________________________________

(1)	Gross carrying value is gross real estate assets, including investment in direct financing leases, net of gross real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of December 31, 2019.

(5)
The table above does not include mortgage notes associated with unconsolidated joint ventures of $269.3 million, which are non-recourse to the Company. The mortgage notes have a weighted-average fixed interest rate of 3.57% and mature on June 6, 2024.

The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2019, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
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
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to December 31, 2019 (in thousands):

Total
2020	$188,385
2021	299,015
2022	289,451
2023	124,217
2024	621,021
Thereafter	6,968
Total	$1,529,057

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Corporate Bonds
As of December 31, 2019, the OP had $2.85 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance December 31, 2019	Interest Rate	Maturity Date
2024 Senior Notes	$500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
2029 Senior Notes	600,000	3.100%	December 15, 2029
Total balance and weighted-average interest rate	$2,850,000	4.210%

On February 6, 2019, $750.0 million of senior notes (the “2019 Senior Notes”) matured and the principal plus accrued and unpaid interest thereon, were repaid, utilizing borrowings under the Credit Facility Term Loan.
On December 4, 2019, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.10% Senior Notes due 2029 (the “2029 Senior Notes”).
On December 20, 2019, $400.0 million of the 4.125% senior notes due 2021 (the “2021 Senior Notes”) were redeemed, and the principal plus accrued and unpaid interest thereon was repaid.
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 60 or fewer days prior to the maturity date with respect to the 2025 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes, the 2026 Senior Notes, the 2027 Senior Notes and the 2029 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of December 31, 2019, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
During the year ended December 31, 2019, the Company repurchased $80.7 million of the 3.75% convertible senior notes due 2020 (the “2020 Convertible Notes”) and paid accrued and unpaid interest thereon.
As of December 31, 2019, the Company’s 2020 Convertible Notes had a balance of $321.8 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.3 million and the unamortized discount of $1.9 million. The discount will be amortized over the remaining term of 1.0 year. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of December 31, 2019, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the year ended December 31, 2019 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of December 31, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced its Revolving Credit Facility from $2.0 billion to $1.5 billion.
As of December 31, 2019, $150.0 million was outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of December 31, 2019, letters of credit outstanding were $3.9 million. Subsequent to December 31, 2019, all letters of credit outstanding were terminated.
As discussed in Note 7 – Derivatives and Hedging Activities, on January 24, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, to hedge interest rate volatility. Due to an improvement in the Company's credit rating during the fourth quarter of 2019, the interest rate spread on the $900.0 million Credit Facility Term Loan was reduced by 25 bps to LIBOR + 1.10%, and beginning on November 1, 2019, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at 3.59%.
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
In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will terminate, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Revolving Credit Facility terminates on May 23, 2022, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for two six-month extension options with respect to the Revolving Credit Facility, exercisable at the OP’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. The outstanding Credit Facility Term Loan matures on May 23, 2023. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a facility fee equal to 0.10% to 0.30% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the Revolving Credit Facility. The OP also incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2019.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
During the year ended December 31, 2019, the Company entered into interest rate swap agreements with an aggregate $900.0 million notional amount, effective on February 6, 2019 and maturing on January 31, 2023, which were designated as cash flow hedges. Due to an improvement in the Company's credit rating during the fourth quarter of 2019, the interest rate spread on the $900.0 million Credit Facility Term Loan was reduced by 25 bps to LIBOR + 1.10%, and beginning on November 1, 2019, the swap agreements effectively fixed the Credit Facility Term Loan interest rate at 3.59%.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

During the year ended December 31, 2019, the Company also entered into forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the anticipated issuance of long-term debt. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 120 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments), with anticipated issuance of 10-year public debt between May 1, 2020 and December 31, 2021.
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the consolidated balance sheets as of December 31, 2019 (in thousands). There were no financial instruments designated as cash flow hedges as of December 31, 2018.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2019
Interest rate swaps	Rent and tenant receivables and other assets, net	$250
Interest rate swaps	Deferred rent, derivative and other liabilities	$(28,081)

During the years ended December 31, 2019 and 2017, the Company recorded unrealized losses of $29.9 million and less than $0.1 million, respectively, for changes in the fair value of the cash flow hedges in accumulated other comprehensive income. There were no similar amounts recorded during the year ended December 31, 2018.
The Company reclassified previous losses of $2.5 million, $0.3 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings. During the year ended December 31, 2017, the Company also reclassified losses of $0.8 million from accumulated other comprehensive income into interest expense associated with settled interest rate derivatives and reclassified a gain of $1.1 million from accumulated other comprehensive income into interest expense in connection with the early termination of its interest rate swaps related to early repayment of mortgage loans and borrowings under the Credit Facility Term Loan.
During the next twelve months, the Company estimates that an additional $8.3 million will be reclassified from other comprehensive income as an increase to interest expense.
Derivatives Not Designated as Hedging Instruments
As of December 31, 2019, the Company had no interest rate swaps that were not designated as qualifying hedging relationships. As of December 31, 2018, the Company had one interest rate swap that was not designated as a qualifying hedging relationship, with a notional amount of $50.7 million.
The table below presents the fair value of the Company’s derivative financial instruments not designated as a hedge as well as their classification in the consolidated balance sheets as of December 31, 2018 (in thousands):

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2018
Interest rate swaps	Rent and tenant receivables and other assets, net	$544

A loss of $0.1 million for the year ended December 31, 2019 and gains of $0.4 million and $3.0 million for the years ended December 31, 2018 and 2017, respectively, related to the change in the fair value of derivatives not designated as hedging instruments were recorded in other income, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2019 and December 31, 2018 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019	$250	$(28,081)	$—	$250	$(28,081)	$—	$—	$(27,831)
December 31, 2018	$544	$—	$—	$544	$—	$—	$—	$544

Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of December 31, 2019, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these agreements, it could have been required to settle its obligations under the agreements at their aggregate termination value of $28.2 million at December 31, 2019.
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures:
Cash paid for interest	$281,490	$267,400	$260,951
Cash paid for income taxes	$5,019	$5,589	$11,280
Cash received from federal income tax refund	$—	$2,939	$16,686
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$13,412	$12,648	$6,578
Accrued deferred financing costs	$1,100	$67	$—
Real estate contributions to Industrial Partnership	$29,577	$—	$—
Distributions declared and unpaid	$150,365	$148,383	$149,768
Distributions payable relinquished	$12,522	$—	$—
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$19,525	$16,200	$100,388
Mortgage notes payable assumed in real estate disposition	$—	$—	$66,000
Real estate investments received from a ground lease expiration and other lease related transactions	$3,800	$1,386	$259
Real estate investments received from a property-related legal settlement	$—	$—	$775
Establishment of right-of-use assets and lease liabilities	$236,286	$—	$—
Nonmonetary exchanges:
Exchange of real estate investments	$8,900	$—	$50,204
Real estate investments relinquished and gain on disposition	$—	$—	$(47,474)
Rent and tenant receivables, intangible lease liability and other assets, net	$—	$—	$(2,511)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Accrued interest	$31,925	$43,916
Accrued legal fees and litigation settlements	25,571	32,715
Accrued real estate and other taxes	25,320	25,208
Accounts payable	1,779	2,673
Accrued other	41,725	41,099
Total	$126,320	$145,611

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
The United States Attorney’s Office has indicated that it does not intend to bring criminal charges against the Company arising from its investigation. In addition, the Company has not been in contact with the Massachusetts regulator since June 2015 and believes the investigation is concluded. On November 18, 2019, the Company announced it had reached agreement with the staff of the Enforcement Division of the SEC on the material terms of a negotiated resolution relating to the SEC's investigation of the matters disclosed in the Company's October 29 8-K. The agreement with the SEC staff, which is subject to documentation and approval by the SEC's Commissioners, includes payment of $8.0 million as a civil penalty.
As discussed below, the Company and certain of its former officers and directors were named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, individual actions and derivative actions seeking money damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Between October 30, 2014 and January 20, 2015, the Company and certain of its former officers and directors, among other individuals and entities, were named as defendants in ten securities class action complaints filed in the United States District Court for the Southern District of New York. The court consolidated these actions under the caption In re American Realty Capital Properties, Inc. Litigation, No. 15-MC-00040 (AKH) (the “Class Action”). The plaintiffs filed a second amended class action complaint on December 11, 2015, which asserted claims for violations of Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. On September 30, 2016, plaintiffs filed a third amended complaint to reflect certain prior rulings by the court in connection with various motions to dismiss. On August 31, 2017, the court issued an order granting plaintiffs’ motion for class certification. Defendants’ petitions seeking leave to appeal the court’s order granting class certification were denied on January 24, 2018. On September 8, 2019, the Company, along with the other parties to the Class Action, signed a Memorandum of Understanding (“MOU”) providing for the settlement of the Class Action, and on September 30, 2019, the parties entered into a Stipulation of Settlement (the “Class Action Settlement”) consistent with the terms of the MOU. Pursuant to the Class Action Settlement, certain defendants agreed to pay in the aggregate $1.025 billion, comprised of contributions from the principals of the Company's former external manager, ARC Properties Advisors, LLC, (the “Former Manager”) totaling $225.0 million, $12.5 million from the Company’s Former CFO, $49.0 million from the Company’s former auditor, and the balance of $738.5 million from the Company, which is included in litigation and non-routine costs, net in the accompanying consolidated statements of operations for the year ended December 31, 2019. The contribution from the Company’s Former Manager is inclusive of the value of substantially all of the Limited Partner OP Units and dividends surrendered to the Company in July 2019 as a result of a settlement by the Former Manager and certain of its principals with the SEC, totaling approximately $32.0 million, which is included in litigation and non-routine costs, net in the accompanying consolidated statements of operations for the year ended December 31, 2019. The Class Action Settlement does not contain any admission of liability, wrongdoing or responsibility by any of the parties. The Class Action Settlement was approved by the court on January 21, 2020, and a final judgment dismissing the Class Action was entered on January 22, 2020.
The Company, certain of its former officers and directors, and the OP, among others, were also named as defendants in thirteen individual securities fraud actions filed in the United States District Court for the Southern District of New York: Jet Capital Master Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 15-cv-307 (the “Jet Capital Action”); Twin Securities, Inc. v. American Realty Capital Properties, Inc., et al., No. 15-cv-1291; HG Vora Special Opportunities Master Fund, Ltd v. American Realty Capital Properties, Inc., et al., No. 15-cv-4107; BlackRock ACS US Equity Tracker Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08464; PIMCO Funds: PIMCO Diversified Income Fund, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08466; Clearline Capital Partners LP, et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08467; Pentwater Equity Opportunities Master Fund Ltd., et al. v. American Realty Capital Properties, Inc. et al., No. 15-cv-08510; Archer Capital Master Fund, et al. v. American Realty Capital Properties, Inc. et al, No. 16-cv-05471; Atlas Master Fund et al. v. American Realty Capital Properties, Inc. et al., No. 16-cv-05475; Eton Park Fund, L.P. v. American Realty Capital Properties, Inc., et al., No. 16-cv-09393; Reliance Standard Life Insurance Company, et al, v. American Realty Capital Properties, Inc. et al, No. 17-cv-02796; Fir Tree Capital Opportunity Master Fund, L.P. et al. v. American Realty Capital Properties, Inc. et al., No. 17-cv-04975; and Cohen & Steers Institutional Realty Shares, Inc. et al v. American Realty Capital Properties, Inc. et al., No. 18-cv-06770, (collectively, the “Opt-Out Actions”). The Opt-Out Actions asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. The Company entered into a series of agreements dated September 30 through October 26, 2018, to settle all of the Opt-Out Actions other than the Jet Capital Action (the “Opt-Out Settlement Agreements”), which were brought by plaintiffs holding shares of common stock and swaps referencing common stock representing approximately 18.0% of VEREIT’s outstanding shares of common stock held at the end of the period covered by the litigations, for an aggregate payment of $127.5 million. The Opt-Out Settlement Agreements contain mutual releases by both plaintiffs and the Company and do not contain any admission of liability, wrongdoing or responsibility by any of the parties.
On October 27, 2015, the Company and certain of its former officers, among others, were also named as defendants in an individual securities fraud action filed in the United States District Court for the District of Arizona, captioned Vanguard Specialized Funds, et al. v. VEREIT, Inc. et al., No. 15-cv-02157 (the “Vanguard Action”). The Vanguard Action asserted claims arising out of allegedly false and misleading statements in connection with the purchase or sale of the Company’s securities. On June 7, 2018, the Company entered into a Settlement Agreement and Release (the “Vanguard Settlement Agreement”) to settle the Vanguard Action for a payment of $90.0 million. The Vanguard Settlement Agreement contains mutual releases by Plaintiffs and the Company, and does not contain any admission of liability, wrongdoing or responsibility by any of the parties. Vanguard’s holdings accounted for approximately 13.0% of the Company’s outstanding shares of common stock held at the end of the period covered by the various pending shareholder actions.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

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
On June 24, 2019, the Company and certain of its former officers were named as defendants in an individual action filed in the Supreme Court of the State of New York captioned Lakewood Capital Partners, L.P. v. American Realty Capital Properties, Inc., et al., Index No. 653676/2019 (the “Lakewood Action”), alleging claims of common law fraud arising out of allegedly false and misleading statements similar to those that were the subject of the Class Action.
On September 6 and September 9, 2019, the Company entered into settlement agreements and releases similar to the Opt-Out Settlement Agreements to settle the only two remaining opt-out actions - the Jet Capital Action and the Lakewood Action - for a total of $27.0 million, which is included in litigation and non-routine costs, net in the accompanying consolidated statements of operations for the year ended December 31, 2019.
The Company was also named as a nominal defendant, and certain of its former officers and directors were named as defendants, in shareholder derivative actions filed in the United States District Court for the Southern District of New York: Witchko v. Schorsch, et al., No. 15-cv-06043 (the “Witchko Action”); and Serafin, et al. v. Schorsch, et al., No. 15-cv-08563 (the “Serafin Action”). The court consolidated the Witchko Action and the Serafin Action (together the “SDNY Derivative Action”) and the plaintiffs designated the complaint filed in the Witchko Action as the operative complaint in the SDNY Derivative Action. The SDNY Derivative Action sought money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty, among other claims. In conjunction with entering into the Class Action Settlement, the Company entered into an agreement to resolve the claims asserted in the SDNY Derivative Action, as well as the claims asserted in the Frampton Action, the Kosky Action, and the Meloche Action (each as defined below) (the “Derivative Settlement”). On January 21, 2020, the court granted final approval of the settlement, and a final judgment dismissing the SDNY Derivative Action was entered on January 22, 2020.
On December 3, 2015, the Company was named as a nominal defendant and certain of its former officers and directors were named as defendants in a shareholder derivative action filed in the Circuit Court for Baltimore City in Maryland, Frampton v. Schorsch, et al., No. 24-C-15-006269 (the “Frampton Action”). The Frampton Action sought money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty and contribution and indemnification. By order dated November 4, 2016, the Frampton Action was stayed pending resolution of the SDNY Derivative Action. On January 31, 2020, the plaintiff in the Frampton Action filed a notice dismissing the Frampton Action with prejudice.
On June 10, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the Supreme Court of the State of New York, Kosky v. Schorsch, et al., No. 653093/2016 (the “Kosky Action”). The Kosky Action sought money damages and other relief on behalf of the Company for, among other things, alleged breaches of fiduciary duty, negligence, and breach of contract. On October 6, 2016, the parties filed a stipulation staying the Kosky Action until resolution of the Class Action. In light of the release of claims in the Derivative Settlement, the Company expects that the parties in the Kosky Action will jointly seek to dismiss the Kosky Action with prejudice.
On October 6, 2016, the Company was named as a nominal defendant, and certain of its former officers and directors, among others, were named as defendants, in a shareholder derivative action filed in the United States District Court for the District of Maryland, captioned Meloche v. Schorsch, et al., 16-cv-03366 (the “Meloche Action”). An amended complaint was filed on January 17, 2017. The Meloche Action seeks money damages and other relief on behalf of the Company for alleged breaches of fiduciary duty and negligence. By order dated May 16, 2017, the Meloche Action was stayed until resolution of the SDNY Derivative Action, and by order dated October 25, 2019, the stay was continued. In light of the release of claims in the Derivative Settlement, the Company expects that the parties in the Meloche Action will jointly seek to dismiss the Meloche Action with prejudice.
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
December 31, 2019 – (Continued)

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
Note 11 - Leases
Lessor
The Company is the lessor for its 3,858 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.08 years to 25.1 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Fixed:
Cash rent	$1,102,538	$1,121,482	$1,110,983
Straight-line rent	28,032	39,772	46,968
Lease intangible amortization	(2,538)	(4,178)	(5,366)
Property operating cost reimbursements	5,559	5,375	3,056
Sub-lease (1)	21,496	16,178	16,383
Total fixed	1,155,087	1,178,629	1,172,024

Variable (2)	81,310	78,179	78,699
Income from direct financing leases	837	1,059	1,562
Total rental revenue	$1,237,234	$1,257,867	$1,252,285
____________________________________

(1)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.

(2)	Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of December 31, 2019 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
2020	$1,066,215	$2,215
2021	1,035,373	2,095
2022	966,765	2,006
2023	889,768	1,646
2024	811,274	590
Thereafter	4,675,575	824
Total	$9,444,970	$9,376
____________________________________

(1)
Related to 22 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.

Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.2 years to 79.6 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 16.3 years as of December 31, 2019. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.91% as of December 31, 2019. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
The following table presents the lease expense components for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Operating lease cost (1)	$24,392
Sublease income (2)	$(21,496)
___________________________________

(1)	No cash paid for operating lease liabilities was capitalized.

(2)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $2.1 million and operating lease liabilities by $2.6 million, for non-cash activity related to additions, dispositions and lease modifications during the year ended December 31, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of December 31, 2019 (in thousands).

Future Minimum Lease Payments
2020	$22,287
2021	22,284
2022	22,122
2023	21,695
2024	21,132
Thereafter	225,457
Total	334,977
Less: imputed interest	113,916
Total	$221,061

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

Note 12 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of December 31, 2019, the General Partner had approximately 1.1 billion shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 1.1 billion General Partner OP Units issued and outstanding as of December 31, 2019, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Offering
On September 26, 2019, the Company completed a public equity offering (the "Offering"), selling a total of 94.3 million shares of Common Stock, which included the full exercise of the underwriters' option to purchase additional shares, for net proceeds, after underwriting discounts and offering expenses, of $886.9 million. The Company contributed the net proceeds from the Offering to the OP in exchange for additional General Partner OP Units, which have substantially identical economic terms as the Company’s common stock. The net proceeds of the Offering were subsequently used to pay amounts owed in connection with the settlement of certain litigation, as described in Note 10 – Commitments and Contingencies, and for general corporate purposes.
Common Stock Continuous Offering Programs
On September 19, 2016, the Company registered a continuous equity offering program (the “Prior Program”) pursuant to which the Company could offer and sell, from time to time, in “at-the-market” offerings or certain other transactions, shares of Common Stock with an aggregate gross sales price of up to $750.0 million, through its sales agents. As of and during the year ended December 31, 2019, the Company had issued 5.0 million shares under the Prior Program, at a weighted average price per share of $8.42, for gross proceeds of $42.5 million. The weighted average price per share, net of offering costs, was $8.30, for net proceeds of $41.8 million. Prior to 2019, no shares of Common Stock had been issued pursuant to the Prior Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

On April 15, 2019, the Company established a new continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions ( the “Current ATM Program”). The Current ATM Program replaced the Prior Program. The proceeds from any sale of shares under the Current ATM Program have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness. As of and during the year ended December 31, 2019, the Company had issued 9.0 million shares under the Current ATM Program, at a weighted average price per share of $9.60, for gross proceeds of $86.7 million. The weighted average price per share, net of offering costs, was $9.46, for net proceeds of $85.4 million. As of December 31, 2019, the Company had $663.3 million available to be sold under the Current ATM Program.
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
During the year ended December 31, 2019, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, in two separate transactions, representing approximately 28.02% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
As of December 31, 2019, there were approximately 30.9 million shares of Series F Preferred Stock, approximately 30.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Series F Preferred Stock distributions paid on a percentage basis for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Ordinary dividends	71.7%	100.0%	95.0%
Capital gain distributions	28.3%	—%	5.0%
Total	100.0%	100.0%	100.0%

Limited Partner OP Units
As of December 31, 2019 the Operating Partnership had approximately 0.8 million Limited Partner OP Units outstanding.
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
December 31, 2019 – (Continued)

approved the settlements on July 17, 2019 and the Limited Partner OP Units were subsequently canceled on July 26, 2019. As discussed in Note 10 – Commitments and Contingencies, the contribution to the Class Action Settlement by the Company’s Former Manager included the value of substantially all of these surrendered Limited Partner OP Units and dividends.
During the fourth quarter of 2019, the Former Manager and Former CFO surrendered an aggregate of 19.9 million Limited Partner OP Units to the Company to fund a portion of their contributions toward the Class Action Settlement. On October 15, 2019, the Company contributed cash to the settlement fund equal to the value of the surrendered Limited Partner OP Units and the surrendered Limited Partner OP Units were canceled. The Company reduced additional paid-in capital, distributions payable and non–controlling interests in the accompanying financial statements of VEREIT, Inc. for both of the above-mentioned transactions and made a corresponding reduction in distributions payable, General Partner's common equity and Limited Partner's common equity in the accompanying financial statements of the OP. Refer to Note 10 – Commitments and Contingencies for additional information.
Common Stock Dividends
The Company declared quarterly dividends to stockholders of record each quarter from the first quarter of the year ended December 31, 2017 through the third quarter of the year ended December 31, 2019 of $0.1375 per share of Common Stock (representing an annualized dividend of $0.55 per share). The Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend of $0.55 per share) for the fourth quarter of 2019 on November 5, 2019 to stockholders of record as of December 31, 2019, which was paid on January 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP unit.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Common Stock distributions paid on a percentage basis for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Ordinary dividends	45.0%	13.8%	60.0%
Nondividend distributions	37.2%	86.2%	37.0%
Capital gain distributions	17.8%	—%	3.0%
Total	100.0%	100.0%	100.0%

Share Repurchase Programs
On May 3, 2018, the Company’s Board of Directors terminated its prior share repurchase program and authorized a new program (the “2018 Share Repurchase Program”) that permitted the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 3, 2019, as market conditions warranted. On May 6, 2019, the Company’s Board of Directors authorized a new share repurchase program (the “2019 Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the share repurchase programs, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The share repurchase programs do not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the share repurchase programs, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2018 Share Repurchase Program or 2019 Share Repurchase Program during the year ended December 31, 2019. As of December 31, 2019, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program. During the year ended December 31, 2018, the Company repurchased 0.8 million shares of Common Stock in multiple open market transactions, at a weighted average share price of $6.95 for an aggregate purchase price of $5.6 million under the 2018 Share Repurchase Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Note 13– Equity-based Compensation
Equity Plans
The General Partner has an Equity Plan, which provides for the grant of stock options (“Stock Options”), stock appreciation rights, Restricted Shares, restricted stock units (“Restricted Stock Units”), deferred stock units (“Deferred Stock Units”), dividend equivalent rights and other stock-based awards to non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the requisite service period. Restricted Shares provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. Restricted Shares are considered issued and outstanding. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting or settlement of Restricted Stock Units or Deferred Stock Units, respectively, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting.
The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards. As of December 31, 2019, the General Partner had cumulatively awarded under its Equity Plan approximately 16.4 million shares of Common Stock, which was comprised of 4.0 million Restricted Shares, net of the forfeiture of 3.7 million Restricted Shares through that date, 6.4 million Restricted Stock Units, net of the forfeiture/cancellation of 2.0 million Restricted Stock Units through that date, 0.6 million Deferred Stock Units, and 5.4 million Stock Options, net of forfeiture/cancellation/exercise of 0.2 million Stock Options through that date. Accordingly, as of such date, approximately 96.6 million additional shares were available for future issuance, excluding the effect of the 5.4 million Stock Options. As of December 31, 2019, a total of 45,000 shares had been awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.
Restricted Shares
The Company issued Restricted Shares to certain employees and non-executive directors beginning in 2011. In addition, the Company issued Restricted Shares to employees of affiliates of the Former Manager prior to 2015. The fair value of the Restricted Shares granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of Restricted Shares granted to non-executive directors and employees of affiliates of the Former Manager under the Equity Plan was measured based upon the fair value of goods or services received or the equity instruments granted, whichever was more reliably determinable, and was expensed in full at the date of grant.
During the years ended December 31, 2019, 2018 and 2017, the Company recorded $0.1 million, $0.6 million and $2.0 million, respectively, of compensation expense related to the Restricted Shares. During the year ended December 31, 2019, all 71,000 of the Restricted Shares vested. As such, there was no further unrecognized compensation expense related to the Restricted Shares as of December 31, 2019.
The following table details the activity of the Restricted Shares during the year ended December 31, 2019:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Unvested shares, December 31, 2018	71,000	$14.04
Vested	(71,000)	14.04
Unvested shares, December 31, 2019	—	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During each of the years ended December 31, 2019 and 2018, the Company recorded $5.1 million of compensation expense related to Time-Based Restricted Stock Units. During the year ended December 31, 2019, this includes compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date. During the year ended December 31, 2017, the Company recorded $6.3 million of such expenses. As of December 31, 2019, there was $5.7 million of unrecognized compensation expense related to the Time-Based Restricted Stock Units with a weighted-average remaining term of 2.0 years.
The following table details the activity of the Time-Based Restricted Stock Units during the year ended December 31, 2019.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2018	1,291,015	$7.51
Granted	609,071	8.16
Vested	(621,854)	7.71
Forfeited	(26,631)	7.43
Unvested units, December 31, 2019	1,251,601	$7.73

Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan. Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company, dies or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company (or upon a change of control or death). The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During each of the years ended December 31, 2019 and 2018, the Company recorded approximately $1.2 million of expense related to Deferred Stock Units. During the year ended December 31, 2017 the Company recorded $1.0 million of such expenses. As of December 31, 2019, there is no unrecognized compensation expense related to the Deferred Stock Units.
The following table details the activity of the Deferred Stock Units during the year ended December 31, 2019.

	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2018	—	$—
Granted	151,953	8.55
Vested	(151,953)	8.55
Unvested units, December 31, 2019	—	$—

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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the requisite service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the years ended December 31, 2019, 2018 and 2017, the Company recorded $5.5 million, $5.8 million and $7.4 million, respectively, of expense related to the LTI Target Awards. As

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

of December 31, 2019, there was $6.4 million of unrecognized compensation expense related to the LTI Target Awards with a weighted-average remaining term of 2.1 years.
The following table details the activity of the LTI Target Awards during the year ended December 31, 2019.

	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2018	1,616,963	$7.57
Granted	734,057	8.11
Vested	(581,122)	8.95
Forfeited	(155,802)	8.84
Unvested units, December 31, 2019	1,614,096	$7.20

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
The following inputs and assumptions were used to calculate the weighted-average fair values of the options granted at the date of grant as follows:

	February 20, 2019	February 21, 2018
Expected term (in years)	6.5	6.5
Volatility	24.21%	27.39%
Dividend yield	7.09%	7.21%
Risk-free rate	2.52%	2.75%
Grant date fair value	$0.74	$0.76

Compensation expense is recognized on a straight-line basis over the service period above. During the years ended December 31, 2019 and 2018, the Company recorded $1.2 million and $0.6 million, respectively, of expense related to Stock Options. As of December 31, 2019, there was $2.2 million of unrecognized compensation expense related to Stock Options with a weighted-average remaining term of 1.8 years.
The following table details the activity of the Stock Options during the year ended December 31, 2019.

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	2,763,165	$6.84	9.14	$856,581
Granted	2,797,302	8.26	—	—
Exercised	(42,765)	6.84	—	(77,345)
Forfeited	(155,672)	7.21	—	—
Outstanding, December 31, 2019	5,362,030	$7.57	8.66	$8,954,271

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Note 14 — Discontinued Operations
On November 13, 2017, the Company entered into a purchase and sale agreement (as amended by that certain First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, the “Cole Capital Purchase and Sale Agreement”). On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital, under the terms of the Cole Capital Purchase and Sale Agreement. Substantially all of the Cole Capital segment operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. The OP sold all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to the Cole Purchaser, an affiliate of CIM Group, LLC for approximately $120.0 million paid in cash at closing. The Company could also earn up to an aggregate of $80.0 million of Net Revenue Payments in each calendar year through December 31, 2023 if future revenues of Cole Capital exceed a specified dollar threshold in a calendar year. There were no Net Revenue Payments received or earned since the sale. Substantially all of the Cole Capital segment financial results are reflected in the financial statements as discontinued operations. There were no discontinued operations or cash flows for the year ended December 31, 2019. There were also no assets and liabilities related to discontinued operations and real estate assets held for sale as of December 31, 2019 and 2018.
The following is a summary of the financial information for discontinued operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	2018	2017
Revenues:
Offering-related fees and reimbursements	$1,027	$16,096
Transaction service fees and reimbursements	334	13,929
Management fees and reimbursements	6,452	76,214
Total revenues	7,813	106,239
Operating expenses:
Cole Capital reallowed fees and commissions	602	9,879
Transaction costs (1)	(654)	3,802
General and administrative	4,450	63,783
Amortization of intangible assets	—	14,490
Total operating expenses	4,398	91,954
Other income, net	—	464
Loss on disposition and assets held for sale	(1,815)	(20,027)
Income (loss) before taxes	1,600	(5,278)
Benefit from (provision for) income taxes	2,095	(13,839)
Income (loss) from discontinued operations, net of income taxes	$3,695	$(19,117)
___________________________________

(1)	The negative balance for the year ended December 31, 2018 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.
The following is a summary of cash flows related to discontinued operations for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	2018	2017
Cash flows related to discontinued operations:
Cash flows (used in) provided by operating activities	$(10,468)	$33,232
Cash flows from investing activities	$122,915	$—

Income Taxes
Cole Capital’s business, substantially all of which was conducted through a TRS, recognized a benefit of $2.1 million for the year ended December 31, 2018 and a provision of $13.8 million the year ended December 31, 2017. There was no related benefit or provision for the year ended December 31, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

The following table presents the reconciliation of the (benefit from) provision for income taxes with the amount computed by applying the statutory federal income tax rate to loss before income taxes for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	2018	2017
Income (loss) before taxes	$1,600	$(5,278)
Less: Income from non-taxable entities	(685)	(9,523)
Income (loss) attributable to taxable subsidiaries before income taxes	$915	$(14,801)

Federal benefit from (provision for) at statutory rate	192	(5,180)
Impairment of goodwill	—	—
Nondeductible portion of transaction costs and loss recognized on classification as held for sale	(719)	8,283
Impact of change in federal tax rate	—	3,481
Impact of valuation allowance	(1,158)	6,165
State income taxes and other	(410)	1,090
Total (benefit from) provision for income taxes - Cole Capital	$(2,095)	$13,839

The following table presents the components of the (benefit from) provision for income taxes for the years ended December 31, 2018 and 2017 (in thousands):

	Year Ended
	2018	2017
Current
Federal	$(74)	$(120)
State	(166)	602
Total current (benefit from) provision for income taxes	(240)	482
Deferred
Federal	(1,756)	12,016
State	(99)	1,341
Total deferred (benefit from) provision for income taxes	(1,855)	13,357
Total (benefit from) provision for income taxes - Cole Capital	$(2,095)	$13,839

Note 15 – Related Party Transactions and Arrangements
Cole Capital
Through February 1, 2018, the Company was contractually responsible for managing CCIT II, CCIT III, Cole Credit Property Trust IV, Inc. (“CCPT IV”), CCPT V, and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“INAV” and collectively with CCIT II, CCIT III, CCPT IV, CCPT V, the “Cole REITs”) affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company was responsible for raising capital for certain Cole REITs, advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. The Company received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. As discussed in Note 14 —Discontinued Operations, on February 1, 2018, the Company completed the sale of Cole Capital. The Cole Capital financial results are reflected in the consolidated statements of operations as discontinued operations for all periods presented. As a result of the sale of Cole Capital, the Cole REITs are no longer affiliated with the Company.
During the years ended December 31, 2018 and 2017, the Company earned $8.0 million and $106.7 million, respectively of offering-related, transaction services and management fees and reimbursements from the Cole REITs. No such fees were earned during the year ended December 31, 2019.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Investment in the Cole REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2018, to the Cole Purchaser, retaining interests in CCIT II, CCIT III and CCPT V. As of December 31, 2019 and December 31, 2018, the Company owned aggregate equity investments of $7.6 million and $7.8 million, respectively, in CCIT II, CCIT III and CCPT V. During the year ended December 31, 2019, the Company recognized a loss of $0.3 million related to the change in fair value, which is included in other income, net in the accompanying consolidated statements of operations. During the year ended December 31, 2018, the Company recognized a $5.1 million gain from measuring the Company’s investments in CCIT II, CCIT III and CCPT V at fair value after the investments were no longer accounted for using the equity method, which is included in other income, net in the accompanying consolidated statements of operations. During the year ended December 31, 2017, the Company recognized a net loss of $0.5 million from the Cole REITs, which was included in equity in income and gain on disposition of unconsolidated entities.
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
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net loss per share computation for the General Partner for the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
(Loss) income from continuing operations	$(307,106)	$(91,725)	$51,495
Noncontrolling interests’ loss (income) from continuing operations	6,753	2,344	(1,005)
Net (loss) income from continuing operations attributable to the General Partner	(300,353)	(89,381)	50,490
Dividends to preferred shares and units	(68,488)	(71,892)	(71,892)
Net loss from continuing operations available to the General Partner	(368,841)	(161,273)	(21,402)
Earnings allocated to participating securities	—	(42)	(491)
Income (loss) from discontinued operations, net of income taxes	—	3,695	(19,117)
(Income) loss from discontinued operations attributable to limited partners	—	(88)	445
Net loss used in basic and diluted net loss per share	$(368,841)	$(157,708)	$(40,565)

Weighted average number of Common Stock outstanding - basic and diluted	998,139,969	969,092,268	974,098,652

Basic and diluted net loss per share from continuing operations attributable to common stockholders	$(0.37)	$(0.17)	$(0.02)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	$—	$0.00	$(0.02)
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.37)	$(0.16)	$(0.04)

_______________________________________________

(1)	Amounts may not total due to rounding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	1,594,049	420,369	310,965
Weighted average stock options (1)	520,258	—	—
Weighted average Limited Partner OP Units	17,980,514	23,725,506	23,748,347
_______________________________________________

(1)	Net of assumed repurchases in accordance with the treasury stock method.
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net loss per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the years ended December 31, 2019, 2018 and 2017 (dollar amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
(Loss) income from continuing operations	$(307,106)	$(91,725)	$51,495
Noncontrolling interests’ loss from continuing operations	102	154	194
Net (loss) income from continuing operations attributable to the Operating Partnership	(307,004)	(91,571)	$51,689
Dividends to preferred units	(68,488)	(71,892)	(71,892)
Net loss from continuing operations available to the Operating Partnership	(375,492)	(163,463)	(20,203)
Earnings allocated to participating units	—	(42)	(491)
Income (loss) from discontinued operations, net of income taxes	—	3,695	(19,117)
Net loss used in basic and diluted net loss per unit	$(375,492)	$(159,810)	$(39,811)

Weighted average number of common units outstanding - basic and diluted	1,016,120,483	992,817,774	997,846,999

Basic and diluted net loss per unit from continuing operations attributable to common unitholders	$(0.37)	$(0.17)	$(0.02)
Basic and diluted net income (loss) per unit from discontinued operations attributable to common unitholders	$—	$0.00	$(0.02)
Basic and diluted net loss per unit attributable to common unitholders(1)	$(0.37)	$(0.16)	$(0.04)

_______________________________________________

(1)	Amounts may not total due to rounding.
The following were excluded from diluted net loss per unit attributable to common unitholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	1,594,049	420,369	310,965
Weighted average stock options (1)	520,258	—	—
_______________________________________________

(1)	Net of assumed repurchases in accordance with the treasury stock method.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 – (Continued)

Note 17 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2019 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Rental revenue	$316,843	$312,043	$302,985	$305,363
Net income (loss)	70,971	292,284	(741,529)	71,168
Net income (loss) attributable to the General Partner	69,304	285,658	(726,440)	71,125
Basic and dilutive net income (loss) per share attributable to common stockholders (1)	$0.05	$0.27	$(0.76)	$0.05
_______________________________________________

(1)
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

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2019 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Rental revenue	$316,843	$312,043	$302,985	$305,363
Net income (loss)	70,971	292,284	(741,529)	71,168
Net income (loss) attributable to the OP	70,999	292,314	(741,504)	71,187
Basic and dilutive net income (loss) per unit attributable to common unitholders (1)	$0.05	$0.27	$(0.76)	$0.05
_______________________________________________

(1)
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

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2018 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Rental revenue (1)	$315,074	$315,664	$313,866	$313,263
Net income (loss) from continuing operations	29,036	(74,691)	(73,942)	27,872
Income (loss) from discontinued operations, net of income taxes	3,501	224	—	(30)
Net income (loss)	32,537	(74,467)	(73,942)	27,842
Net income (loss) attributable to the General Partner	31,795	(72,670)	(72,117)	27,218
Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders (2)	$0.01	$(0.09)	$(0.09)	$0.01
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders (2)	$0.00	$0.00	$—	$(0.00)
Basic and dilutive net income (loss) per share attributable to common stockholders (2)	$0.01	$(0.09)	$(0.09)	$0.01
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
December 31, 2019 – (Continued)

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

Note 18 – Subsequent Events
The following events occurred subsequent to December 31, 2019:
Real Estate Investment Activity
From January 1, 2020 through February 12, 2020 the Company disposed of 13 properties, including the sale of two consolidated office properties to a newly-formed joint venture in which the Company owns a 20% equity interest (the “Office Partnership”), for an aggregate gross sales price of $118.1 million, of which four properties were held for sale with an aggregate carrying value of $14.2 million as of December 31, 2019, for an estimated gain of $20.8 million.
From January 1, 2020 through February 12, 2020 the Company also acquired 23 properties for an aggregate purchase price of $127.8 million, excluding capitalized external acquisition-related expenses.
Office Partnership
From January 1, 2020 through February 12, 2020, the Office Partnership acquired one property from a third party for a purchase price of $33.1 million.
Common Stock Dividend
On February 25, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2020 to stockholders of record as of March 31, 2020, which will be paid on April 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On February 25, 2020, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for April 2020 through June 2020 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
March 15, 2020 - April 14, 2020	April 1, 2020	April 15, 2020
April 15, 2020 - May 14, 2020	May 1, 2020	May 15, 2020
May 15, 2020 - June 14, 2020	June 1, 2020	June 15, 2020

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
December 31, 2019 (in thousands)

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year		Additions		Deductions		Balance at End of Year
Year Ended December 31, 2019
Allowance for doubtful accounts	$6,309		$—		$(6,309)	(1)	$—
Total	$6,309		$—		$(6,309)		$—
Year Ended December 31, 2018
Reserve for program development costs (2)	$7,632		$651	(3)	$(8,283)		$—
Allowance for doubtful accounts and other reserves	12,683	(4)	2,531		(8,905)		6,309
Unsecured note reserve	15,300		—		(15,300)		—
Total	$35,615		$3,182		$(32,488)		$6,309
Year Ended December 31, 2017
Reserve for program development costs (2)	$31,652		$9,328		$(33,348)	(5)	$7,632
Allowance for doubtful accounts and other reserves	7,576		6,956		(1,849)		12,683	(4)
Unsecured note reserve	15,300		—		—		15,300
Total	$54,528		$16,284		$(35,197)		$35,615
_______________________________________________

(1)
Upon adoption of ASC 842, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue and does not record an allowance for uncollectable accounts.

(2)	Classified as discontinued operations.

(3)	Represents additions to the reserve during the period from January 1, 2018 through January 31, 2018, prior to the sale of Cole Capital.

(4)	Includes $1.0 million classified as discontinued operations.

(5)	Deductions related to the return of the Company's interest in two funds not yet in offering ($1.3 million) and the closing of CCPT V's primary offering ($32.0 million).

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019 (in thousands)

Schedule III – Real Estate and Accumulated Depreciation

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Other	N/A	N/A	$—	$—	$13,345	$7	$13,352	$(4,367)	N/A	N/A
Home Depot	Columbia	SC	—	2,911	15,463	—	18,374	(5,644)	11/9/2009	2009
Citizens Bank	Higganum	CT	—	171	971	—	1,142	(379)	8/1/2010	1995
Vacant	New London	CT	—	94	534	(498)	130	(3)	8/1/2010	1972
US Bank	Wilmington	IL	—	330	1,872	—	2,202	(694)	8/1/2010	1966
US Bank	Chicago	IL	—	267	1,511	—	1,778	(590)	8/1/2010	1923
US Bank	Chicago	IL	—	191	1,082	—	1,273	(422)	8/1/2010	1979
US Bank	Lyons	IL	—	214	1,212	—	1,426	(473)	8/1/2010	1959
US Bank	Elmwood Park	IL	—	431	2,441	—	2,872	(918)	8/1/2010	1984
US Bank	Alsip	IL	—	226	1,280	—	1,506	(499)	8/1/2010	1981
US Bank	Evergreen Park	IL	—	167	944	—	1,111	(369)	8/1/2010	1984
Citizens Bank	Clinton Township	MI	—	574	3,250	—	3,824	(1,274)	8/1/2010	1970
Vacant	Southfield	MI	—	283	1,605	(1,620)	268	(1)	8/1/2010	1975
Citizens Bank	Richmond	MI	—	168	951	—	1,119	(375)	8/1/2010	1980
Citizens Bank	St. Clair Shores	MI	—	309	1,748	—	2,057	(689)	8/1/2010	1960
Citizens Bank	Warren	MI	—	178	1,009	—	1,187	(394)	8/1/2010	1963
Citizens Bank	Dearborn	MI	—	434	2,461	—	2,895	(913)	8/1/2010	1977
Citizens Bank	Dearborn	MI	—	385	2,184	—	2,569	(810)	8/1/2010	1974
Citizens Bank	Livonia	MI	—	261	1,476	—	1,737	(581)	8/1/2010	1959
Vacant	Harper Woods	MI	—	207	1,171	(1,228)	150	—	8/1/2010	1982
Citizens Bank	Grosse Pointe	MI	—	410	2,322	—	2,732	(898)	8/1/2010	1975
Citizens Bank	Pittsfield	NH	—	160	908	—	1,068	(354)	8/1/2010	1976
Citizens Bank	Rollinsford	NH	—	78	444	—	522	(173)	8/1/2010	1977
Citizens Bank	Albany	NY	—	232	1,315	—	1,547	(488)	8/1/2010	1960
Citizens Bank	Johnstown	NY	—	163	923	—	1,086	(342)	8/1/2010	1973
Citizens Bank	Vails Gate	NY	—	284	1,610	—	1,894	(597)	8/1/2010	1967
United Health Services	Greene	NY	—	216	1,227	(1,193)	250	(6)	8/1/2010	1981
Citizens Bank	Whitesboro	NY	—	130	739	—	869	(274)	8/1/2010	1995
Citizens Bank	Amherst	NY	—	238	1,348	—	1,586	(507)	8/1/2010	1965
Citizens Bank	East Aurora	NY	—	162	919	—	1,081	(346)	8/1/2010	1996
Citizens Bank	Rochester	NY	—	166	943	—	1,109	(355)	8/1/2010	1962

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Citizens Bank	Port Jervis	NY	—	143	811	—	954	(309)	8/1/2010	1995
Vacant	Mentor	OH	—	178	1,011	(689)	500	(6)	8/1/2010	1976
Citizens Bank	Northfield	OH	—	317	1,797	—	2,114	(701)	8/1/2010	1969
Citizens Bank	Willoughby	OH	—	395	2,239	(1,565)	1,069	(34)	8/1/2010	1920
Citizens Bank	Cleveland	OH	—	239	1,357	—	1,596	(537)	8/1/2010	1973
Citizens Bank	Cleveland	OH	—	210	1,190	—	1,400	(471)	8/1/2010	1950
Citizens Bank	Cleveland	OH	—	182	1,031	—	1,213	(408)	8/1/2010	1930
Citizens Bank	Lakewood	OH	—	196	1,111	—	1,307	(412)	8/1/2010	1985
Citizens Bank	Rocky River	OH	—	283	1,602	—	1,885	(594)	8/1/2010	1972
Citizens Bank	Broadview Heights	OH	—	201	1,140	—	1,341	(435)	8/1/2010	1982
Citizens Bank	Boardman	OH	—	280	1,589	—	1,869	(629)	8/1/2010	1984
Citizens Bank	Brunswick	OH	—	186	1,057	—	1,243	(418)	8/1/2010	2004
Citizens Bank	Wadsworth	OH	—	158	893	—	1,051	(353)	8/1/2010	1960
Citizens Bank	Alliance	OH	—	204	1,156	—	1,360	(457)	8/1/2010	1972
Citizens Bank	Louisville	OH	—	191	1,080	—	1,271	(427)	8/1/2010	1960
Citizens Bank	Massillon	OH	—	287	1,624	—	1,911	(642)	8/1/2010	1978
Vacant	Massillon	OH	—	212	1,202	(1,269)	145	(1)	8/1/2010	1958
Citizens Bank	Narberth	PA	—	420	2,381	—	2,801	(883)	8/1/2010	1935
Citizens Bank	St. Albans	VT	—	141	798	—	939	(304)	8/1/2010	1989
Community Bank	Whitehall	NY	—	106	600	—	706	(222)	8/1/2011	1995
FedEx	Butte	MT	—	403	7,653	6,126	14,182	(3,603)	9/27/2011	2001
Advance Auto Parts	Houston	TX	800	343	1,029	—	1,372	(384)	9/30/2011	2006
Advance Auto Parts	Houston	TX	800	248	991	—	1,239	(370)	9/30/2011	2006
Walgreens	Staten Island	NY	—	—	3,984	—	3,984	(1,579)	10/5/2011	2007
Walgreens	Coalinga	CA	2,800	396	3,568	—	3,964	(1,414)	10/11/2011	2008
Dollar General	Red Level	AL	300	120	680	—	800	(252)	10/31/2011	2010
Dollar General	Molino	FL	400	178	1,007	—	1,185	(374)	10/31/2011	2011
Dollar General	Maysville	MO	300	107	607	—	714	(225)	10/31/2011	2010
Dollar General	Forest	OH	300	76	681	—	757	(253)	10/31/2011	2010
Dollar General	New Matamoras	OH	300	123	696	—	819	(258)	10/31/2011	2010
Dollar General	Payne	OH	300	81	729	—	810	(271)	10/31/2011	2010
Dollar General	Pleasant City	OH	300	131	740	—	871	(275)	10/31/2011	2010
Dollar General	Poteet	TX	400	96	864	—	960	(321)	10/31/2011	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Progreso	TX	400	169	957	—	1,126	(355)	10/31/2011	2010
Dollar General	Rio Grande City	TX	300	137	779	—	916	(289)	10/31/2011	2010
Dollar General	Roma	TX	500	253	1,010	—	1,263	(375)	10/31/2011	2010
Dollar General	Bella Vista	AR	—	129	302	35	466	(114)	11/10/2011	2005
Dollar General	Carlisle	AR	—	13	245	(2)	256	(90)	11/10/2011	2005
Dollar General	Green Forest	AR	—	52	303	38	393	(115)	11/10/2011	2005
Dollar General	Jonesboro	IL	—	77	309	—	386	(114)	11/10/2011	2007
Dollar General	Appleton City	MO	—	22	124	—	146	(46)	11/10/2011	2004
Dollar General	Ash Grove	MO	—	35	315	28	378	(116)	11/10/2011	2006
Dollar General	Ashland	MO	—	70	398	135	603	(159)	11/10/2011	2006
Dollar General	Bernie	MO	—	35	314	—	349	(116)	11/10/2011	2007
Dollar General	Bloomfield	MO	—	23	215	38	276	(78)	11/10/2011	2005
Dollar General	Carterville	MO	—	10	192	—	202	(71)	11/10/2011	2004
Dollar General	Clarkton	MO	—	19	354	—	373	(131)	11/10/2011	2007
Dollar General	Diamond	MO	—	44	175	—	219	(65)	11/10/2011	2005
Dollar General	Ellsinore	MO	—	30	579	91	700	(214)	11/10/2011	2010
Dollar General	Hallsville	MO	—	29	263	32	324	(96)	11/10/2011	2004
Dollar General	Lawson	MO	—	29	162	6	197	(60)	11/10/2011	2003
Dollar General	Lilbourn	MO	—	62	554	—	616	(204)	11/10/2011	2010
Dollar General	Qulin	MO	—	30	573	68	671	(210)	11/10/2011	2009
Dollar General	Steele	MO	—	31	598	—	629	(221)	11/10/2011	2009
Dollar General	Strafford	MO	—	51	471	44	566	(172)	11/10/2011	2009
Dollar General	Commerce	OK	—	38	341	(6)	373	(125)	11/10/2011	2006
Walgreens	Maplewood	NJ	4,700	1,071	6,071	—	7,142	(2,390)	11/18/2011	2011
Dollar General	Auxvasse	MO	300	72	650	—	722	(240)	11/22/2011	2011
Dollar General	Conway	MO	300	37	694	—	731	(256)	11/22/2011	2011
Dollar General	King City	MO	300	33	625	—	658	(231)	11/22/2011	2010
Dollar General	Licking	MO	300	76	688	—	764	(254)	11/22/2011	2010
Dollar General	Stanberry	MO	300	111	629	—	740	(232)	11/22/2011	2010
Advance Auto Parts	Caro	MI	—	117	665	(9)	773	(243)	11/23/2011	2002
Advance Auto Parts	Charlotte	MI	—	123	697	92	912	(262)	11/23/2011	2002
Advance Auto Parts	Flint	MI	—	133	534	92	759	(198)	11/23/2011	2002
Advance Auto Parts	Sault Ste. Marie	MI	—	75	671	80	826	(264)	11/23/2011	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Walgreens	Stevensville	MI	3,099	855	3,420	—	4,275	(1,347)	11/28/2011	2007
Dollar General	Tarrant	AL	—	217	869	—	1,086	(318)	12/12/2011	2011
Advance Auto Parts	Livonia	MI	—	210	643	49	902	(241)	12/12/2011	2003
General Service Administration	Cocoa	FL	500	253	1,435	15	1,703	(552)	12/13/2011	2009
Dollar General	Monroeville	IN	—	112	636	—	748	(233)	12/22/2011	2011
FedEx	Belmont	NH	—	265	2,386	—	2,651	(996)	12/29/2011	1991
Walgreens	Myrtle Beach	SC	—	—	2,077	—	2,077	(813)	12/29/2011	2001
Dollar Tree/Family Dollar	Madison	NE	—	37	703	—	740	(258)	12/30/2011	2011
Dollar Tree/Family Dollar	Floydada	TX	—	36	681	—	717	(250)	12/30/2011	2010
Dollar General	Tuscaloosa	AL	300	133	756	—	889	(277)	12/30/2011	2011
Dollar General	Grand Ridge	FL	300	76	684	—	760	(251)	12/30/2011	2010
Dollar General	St. Clair	MO	400	220	879	—	1,099	(322)	12/30/2011	1995
Dollar General	Pleasant Hill	TN	300	39	747	—	786	(274)	12/30/2011	2011
Dollar General	Lyford	TX	300	80	724	—	804	(265)	12/30/2011	2010
Dollar General	Mellen	WI	300	79	711	—	790	(261)	12/30/2011	2011
Dollar General	Minong	WI	300	38	727	—	765	(266)	12/30/2011	2011
Dollar General	Solon Springs	WI	300	76	685	—	761	(251)	12/30/2011	2011
Dollar General	Edwards	MS	300	75	671	—	746	(246)	12/30/2011	2011
Dollar General	Greenville	MS	300	82	739	—	821	(271)	12/30/2011	2011
Dollar General	Walnut Grove	MS	300	71	641	—	712	(235)	12/30/2011	2011
General Service Administration	Craig	CO	—	129	1,159	16	1,304	(445)	12/30/2011	1995
Dollar Tree/Family Dollar	Stilwell	OK	—	40	768	—	808	(280)	1/6/2012	2011
General Service Administration	Freeport	NY	—	843	3,372	—	4,215	(1,276)	1/10/2012	1995
Walgreens	Eastpointe	MI	—	668	2,672	—	3,340	(1,039)	1/19/2012	1998
Express Scripts	Berkeley	MO	—	5,706	32,333	—	38,039	(12,526)	1/25/2012	2011
Tractor Supply	Allentown	NJ	—	697	3,949	—	4,646	(1,334)	1/27/2012	2008
Dollar Tree/Family Dollar	Fort Yates	ND	—	126	715	—	841	(260)	1/31/2012	2010
Dollar Tree/Family Dollar	New Town	ND	—	105	942	23	1,070	(345)	1/31/2012	2011
Dollar Tree/Family Dollar	Rolla	ND	—	83	749	—	832	(273)	1/31/2012	2010
Dollar Tree/Family Dollar	Martin	SD	—	85	764	—	849	(278)	1/31/2012	2010
Dollar General	Hampton	IA	—	188	751	—	939	(272)	2/1/2012	2012
Dollar General	Lake Mills	IA	—	81	728	—	809	(263)	2/1/2012	2012
Dollar General	Marthasville	MO	300	41	782	—	823	(283)	2/1/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Rio Grande City	TX	—	163	652	—	815	(236)	2/1/2012	2011
FedEx	Blountville	TN	—	562	5,056	—	5,618	(2,080)	2/3/2012	2009
Dollar General	Choudrant	LA	300	83	745	—	828	(270)	2/6/2012	2011
Dollar General	Mangham	LA	300	40	759	—	799	(275)	2/6/2012	2011
Dollar General	Mount Hermon	LA	400	94	842	—	936	(305)	2/6/2012	2009
Dollar General	Monroe	LA	400	97	869	—	966	(314)	2/6/2012	2011
Dollar General	Fayetteville	NC	300	216	647	—	863	(234)	2/6/2012	2011
Dollar General	Ocean Isle Beach	NC	400	341	633	—	974	(229)	2/6/2012	2011
Dollar General	Vass	NC	300	226	528	—	754	(191)	2/6/2012	2011
Dollar General	Richmond	VA	400	242	726	—	968	(263)	2/6/2012	2011
Dollar General	Danville	VA	300	155	621	—	776	(225)	2/6/2012	2011
Dollar General	Hopewell	VA	500	584	713	—	1,297	(258)	2/6/2012	2011
Dollar General	Hot Springs	VA	400	283	661	—	944	(239)	2/6/2012	2011
Walgreens	Anderson	SC	—	835	3,342	—	4,177	(1,291)	2/8/2012	2006
Walgreens	Wetumpka	AL	—	547	3,102	—	3,649	(1,198)	2/22/2012	2007
Walgreens	Shereveport	LA	—	619	3,509	—	4,128	(1,355)	2/22/2012	2003
Walgreens	Bryan	OH	—	219	4,154	—	4,373	(1,605)	2/22/2012	2007
FedEx	Greenville	NC	—	363	6,903	—	7,266	(2,840)	2/22/2012	2006
FedEx	Tulsa	OK	—	458	8,695	—	9,153	(3,577)	2/22/2012	2008
Dollar General	Greenfield	OH	400	110	986	—	1,096	(357)	2/23/2012	2011
Dollar General	Sikeston	MO	—	56	1,056	—	1,112	(382)	2/24/2012	2011
Dollar General	Vienna	MO	—	78	704	—	782	(255)	2/24/2012	2011
Dollar General	Lake Charles	LA	—	102	919	—	1,021	(332)	2/29/2012	2012
Dollar Tree/Family Dollar	Kerens	TX	—	73	658	—	731	(238)	2/29/2012	2011
General Service Administration	Grangeville	ID	2,100	317	6,023	27	6,367	(2,248)	3/5/2012	2007
Dollar General	Gardner	LA	—	138	784	—	922	(282)	3/8/2012	2012
Dollar General	West Monroe	LA	—	153	869	—	1,022	(312)	3/9/2012	1995
Dollar General	Altamont	IL	—	211	844	—	1,055	(304)	3/9/2012	2012
Advance Auto Parts	Greenwood	SC	—	210	630	—	840	(227)	3/9/2012	1995
Dollar General	Cadillac	MI	—	187	747	—	934	(268)	3/16/2012	2012
Dollar General	Carleton	MI	—	222	666	—	888	(239)	3/16/2012	2011
FedEx	Kokomo	IN	—	186	3,541	3,442	7,169	(1,895)	3/16/2012	2012
FedEx	Commerce City	CO	—	6,556	26,224	393	33,173	(10,758)	3/20/2012	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
CVS	Franklin	IN	—	310	2,787	(6)	3,091	(1,070)	3/29/2012	1999
Advance Auto Parts	Auburn	IN	—	337	1,347	—	1,684	(484)	3/29/2012	2007
Dollar Tree/Family Dollar	Biloxi	MS	—	310	575	—	885	(207)	3/30/2012	2012
Dollar Tree/Family Dollar	Carriere	MS	—	200	599	—	799	(215)	3/30/2012	2012
Dollar Tree/Family Dollar	Tickfaw	LA	—	181	543	—	724	(195)	3/30/2012	2011
Dollar General	Oran	MO	—	83	747	—	830	(269)	3/30/2012	2012
Dollar Tree/Family Dollar	St Louis	MO	—	168	671	(4)	835	(238)	4/2/2012	2006
FedEx	Blauvelt	NY	26,100	14,420	26,779	—	41,199	(10,851)	4/5/2012	2012
Dollar General	Soso	MS	—	116	658	—	774	(235)	4/12/2012	2011
Advance Auto Parts	Warren	OH	—	83	745	(2)	826	(265)	4/12/2012	2003
Dollar General	Como	TX	—	76	683	—	759	(244)	4/20/2012	2012
Dollar General	Gordonville	TX	—	38	717	—	755	(256)	4/20/2012	2012
Rubbermaid	Winfield	KS	—	1,056	20,060	—	21,116	(8,128)	4/25/2012	2008
Dollar General	Chunchula	AL	—	174	697	—	871	(249)	4/26/2012	2012
Dollar General	Moulton	AL	—	517	1,207	—	1,724	(431)	4/26/2012	2012
Dollar General	Nancy	KY	—	81	733	—	814	(262)	4/26/2012	2011
Dollar General	New Iberia	LA	—	315	736	—	1,051	(263)	4/26/2012	2011
Dollar General	Patterson	LA	—	259	1,035	—	1,294	(370)	4/26/2012	2011
Dollar General	Zachary	LA	—	248	743	—	991	(265)	4/26/2012	2011
Citizens Bank	Wilmington	DE	—	299	299	—	598	(102)	4/26/2012	1967
Citizens Bank	Pelham	NH	—	113	340	—	453	(116)	4/26/2012	1983
Dollar General	New Haven	MO	—	176	702	—	878	(251)	4/27/2012	2012
Dollar General	Ozark	MO	—	190	758	—	948	(271)	4/27/2012	2012
Dollar General	LittleRiver Acdmy	TX	—	122	693	—	815	(248)	4/27/2012	2012
Tire Kingdom	Dublin	OH	—	373	1,119	—	1,492	(434)	4/30/2012	2003
Dollar General	Moorhead	MS	—	107	606	—	713	(215)	5/1/2012	2011
Dollar Tree/Family Dollar	Chalmette	LA	—	751	615	—	1,366	(218)	5/3/2012	2011
Circle K	Phoenix	AZ	—	344	1,377	—	1,721	(489)	5/4/2012	1986
Dollar Tree/Family Dollar	Rangely	CO	—	66	593	—	659	(210)	5/4/2012	2010
Dollar Tree/Family Dollar	Lovelock	NV	—	185	742	—	927	(263)	5/4/2012	2012
Dollar General	Burkeville	VA	—	160	906	—	1,066	(321)	5/8/2012	2012
General Service Administration	Fort Worth	TX	—	477	4,294	(4)	4,767	(1,574)	5/9/2012	2010
Dollar Tree/Family Dollar	Wells	NV	—	84	755	—	839	(268)	5/11/2012	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Lucasville	OH	—	223	893	—	1,116	(317)	5/16/2012	2012
Dollar General	Durand	MI	—	181	726	—	907	(257)	5/18/2012	2012
Dollar General	Flint	MI	—	83	743	—	826	(264)	5/18/2012	2012
Dollar Tree/Family Dollar	Gulfport	MS	—	209	626	—	835	(222)	5/21/2012	2012
Dollar Tree/Family Dollar	D'Iberville	MS	—	241	561	—	802	(199)	5/21/2012	2012
General Mills	Geneva	IL	—	7,457	22,371	—	29,828	(8,996)	5/23/2012	1998
Dollar Tree/Family Dollar	Caldwell	TX	—	138	552	387	1,077	(205)	5/29/2012	2012
Walgreens	Las Vegas	NV	6,566	1,528	6,114	—	7,642	(2,316)	5/30/2012	2009
FedEx	Evansville	IN	—	665	2,661	7	3,333	(1,070)	5/31/2012	1998
FedEx	Kankakee	IL	—	195	1,103	176	1,474	(484)	5/31/2012	2003
Dollar Tree/Family Dollar	Hawthorne	NV	—	191	764	—	955	(269)	6/1/2012	2012
Big O Tires	Los Lunas	NM	—	316	1,265	—	1,581	(483)	6/1/2012	2006
NTW	Morrow	GA	—	397	1,586	—	1,983	(605)	6/5/2012	1992
Fresenius Medical Care	Caro	MI	—	92	1,744	—	1,836	(538)	6/5/2012	1995
Fresenius Medical Care	Jackson	MI	1,948	137	2,603	—	2,740	(804)	6/5/2012	1995
Fresenius Medical Care	Kings Mills	OH	—	399	598	6	1,003	(190)	6/5/2012	1995
Dollar General	Birmingham	AL	—	156	882	—	1,038	(311)	6/6/2012	2012
Dollar General	Pacific	MO	—	151	853	—	1,004	(301)	6/6/2012	2012
Dollar General	Loudonville	OH	—	236	945	—	1,181	(333)	6/6/2012	2012
Dollar General	Natchez	MS	—	166	664	—	830	(234)	6/12/2012	2012
Tractor Supply	Negaunee	MI	—	488	1,953	—	2,441	(633)	6/12/2012	2010
Dollar General	Springfield	MO	—	378	702	—	1,080	(248)	6/14/2012	2012
FedEx	Bryan	TX	—	1,422	4,763	33	6,218	(1,523)	6/15/2012	1995
General Service Administration	Plattsburgh	NY	—	508	4,572	—	5,080	(1,664)	6/19/2012	2008
General Service Administration	Mobile	AL	—	268	5,095	49	5,412	(1,860)	6/19/2012	1995
Tractor Supply	Rio Grande	TX	—	469	1,095	—	1,564	(355)	6/19/2012	1993
General Service Administration	Warren	PA	—	341	3,114	55	3,510	(1,144)	6/19/2012	2008
Dollar General	Ash Flat	AR	—	44	132	24	200	(48)	6/19/2012	1997
Dollar General	Flippin	AR	—	53	64	1	118	(22)	6/19/2012	1994
Dollar General	Panama City	FL	—	139	312	280	731	(58)	6/19/2012	1987
Dollar General	Clever	MO	—	136	542	—	678	(191)	6/19/2012	2010
Dollar General	Humansville	MO	—	69	277	—	346	(98)	6/19/2012	2007
Dollar General	Oak Grove	MO	—	27	106	64	197	(41)	6/19/2012	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Palmyra	MO	—	40	225	(3)	262	(79)	6/19/2012	2003
Dollar General	Senath	MO	—	61	552	—	613	(195)	6/19/2012	2010
Dollar General	Seneca	MO	—	47	189	180	416	(90)	6/19/2012	1962
Dollar General	St. James	MO	—	81	244	—	325	(86)	6/19/2012	1999
Dollar General	Willow Springs	MO	—	24	213	48	285	(77)	6/19/2012	2002
Advance Auto Parts	Woodbury	NJ	—	446	1,784	—	2,230	(629)	6/20/2012	2007
Advance Auto Parts	Chapin	SC	—	395	922	—	1,317	(325)	6/20/2012	2007
General Service Administration	Gloucester	VA	—	287	1,628	8	1,923	(593)	6/20/2012	1995
Dollar General	Melvindale	MI	—	242	967	—	1,209	(341)	6/26/2012	2012
Fresenius Medical Care	Peru	IN	—	69	1,305	—	1,374	(403)	6/27/2012	1982
Walgreens	Eaton	OH	—	398	3,586	—	3,984	(1,349)	6/27/2012	2008
Walgreens	Easley	SC	—	1,206	3,617	—	4,823	(1,361)	6/27/2012	2007
Advance Auto Parts	Chesterfield	SC	—	131	745	—	876	(262)	6/27/2012	2008
Dollar General	Bergman	AR	—	113	639	—	752	(224)	7/2/2012	2011
Dollar General	Hickory	MS	—	77	692	—	769	(242)	7/2/2012	2011
Dollar General	Stonewall	MS	—	116	655	—	771	(229)	7/2/2012	2011
Dollar General	Stringer	MS	—	116	655	—	771	(229)	7/2/2012	2011
Dollar Tree/Family Dollar	Eagle Lake	TX	—	100	566	100	766	(215)	7/6/2012	2012
Dollar General	Silsbee	TX	—	43	810	—	853	(284)	7/6/2012	2012
Advance Auto Parts	Pasadena	TX	—	382	1,146	—	1,528	(401)	7/6/2012	2008
Dollar General	New Charlisle	OH	—	215	860	—	1,075	(301)	7/10/2012	2012
Dollar General	Bangor	MI	—	173	691	—	864	(242)	7/10/2012	2012
Dollar General	East Jordan	MI	—	125	709	—	834	(248)	7/10/2012	2012
Dollar General	Gaylord	MI	—	172	687	—	859	(241)	7/10/2012	2012
FedEx	Humboldt	TN	—	239	4,543	—	4,782	(1,799)	7/11/2012	2008
Dollar General	Mcminnville	TN	—	120	679	—	799	(238)	7/12/2012	2012
Dollar General	Jennings	MO	—	445	826	—	1,271	(289)	7/13/2012	2012
Fresenius Medical Care	Aurora	IL	2,294	287	2,584	15	2,886	(796)	7/13/2012	1996
Dollar Tree/Family Dollar	Mountainair	NM	—	84	752	—	836	(263)	7/16/2012	2011
Dollar General	Rush City	MN	—	126	716	—	842	(250)	7/25/2012	2012
Dollar General	Manchester	TN	—	114	646	—	760	(226)	7/26/2012	2012
Dollar General	Keithville	LA	—	83	750	—	833	(263)	7/26/2012	2012
Bojangles	Boone	NC	—	278	833	—	1,111	(355)	7/27/2012	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Bojangles	Indian Trail	NC	—	655	1,217	—	1,872	(520)	7/27/2012	2011
Bojangles	Morganton	NC	—	566	1,321	—	1,887	(564)	7/27/2012	2010
Bojangles	Roanoke Rapids	NC	—	442	1,032	—	1,474	(440)	7/27/2012	2011
Bojangles	Clinton	SC	—	397	926	—	1,323	(395)	7/27/2012	2009
Bojangles	Winder	GA	—	645	1,198	—	1,843	(512)	7/30/2012	2011
Bojangles	Dobson	NC	—	251	1,004	—	1,255	(429)	7/30/2012	2010
Bojangles	Southport	NC	—	505	1,179	—	1,684	(503)	7/30/2012	2011
Scotts Miracle-Gro	Orrville	OH	—	611	1,134	—	1,745	(449)	7/30/2012	1950
Scotts Miracle-Gro	Orrville	OH	—	609	11,576	—	12,185	(4,584)	7/30/2012	2006
Dollar Tree/Family Dollar	Tulsa	OK	—	220	878	—	1,098	(307)	7/30/2012	2012
Dollar Tree/Family Dollar	Okolona	MS	—	64	578	—	642	(202)	7/31/2012	2012
Dollar Tree/Family Dollar	Winona	MS	—	146	585	—	731	(205)	7/31/2012	2012
Dollar General	Laredo	TX	—	253	758	—	1,011	(265)	7/31/2012	2012
Walgreens	Lincoln Park	MI	5,494	1,041	5,896	—	6,937	(2,204)	7/31/2012	2007
Walgreens	Anderson	IN	—	807	3,227	—	4,034	(1,206)	7/31/2012	2001
West Marine	Deltaville	VA	—	425	2,409	—	2,834	(843)	7/31/2012	2012
Fresenius Medical Care	Chicago	IL	—	588	1,764	—	2,352	(540)	7/31/2012	1960
Fresenius Medical Care	Waukegan	IL	—	94	1,792	61	1,947	(565)	7/31/2012	1980
O'Reilly Auto Parts	Oneonta	AL	—	81	460	52	593	(162)	8/2/2012	2000
Dollar General	Belton	MO	—	105	948	—	1,053	(330)	8/3/2012	2012
Tractor Supply	Gray	LA	2,048	550	2,202	—	2,752	(701)	8/7/2012	2011
CVS	Freeland	PA	—	122	1,096	—	1,218	(407)	8/8/2012	2004
Dollar General	Sarepta	LA	—	131	743	—	874	(259)	8/9/2012	2011
Dollar General	Gardendale	AL	—	142	805	—	947	(280)	8/9/2012	2012
Dollar General	Plattsburg	MO	—	44	843	—	887	(293)	8/9/2012	2012
Advance Auto Parts	Granite Falls	NC	—	251	1,005	—	1,256	(350)	8/9/2012	2010
Advance Auto Parts	Franklin	OH	—	218	873	—	1,091	(304)	8/9/2012	1984
Advance Auto Parts	Oklahoma City	OK	—	208	1,178	—	1,386	(410)	8/9/2012	2007
Bojangles	Chapin	SC	—	577	1,071	—	1,648	(454)	8/9/2012	2009
Williams Sonoma	Olive Branch	MS	—	2,330	44,266	—	46,596	(17,392)	8/10/2012	2001
Dollar General	Hickory	NC	—	89	804	—	893	(279)	8/13/2012	2012
Dollar General	Tryon	NC	—	139	789	—	928	(274)	8/13/2012	2012
Bed Bath & Beyond	Stockton	CA	40,278	2,761	52,454	—	55,215	(20,609)	8/17/2012	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Advance Auto Parts	Houston	TX	—	837	685	—	1,522	(238)	8/21/2012	2007
Dollar Tree/Family Dollar	Horn Lake	MS	—	225	676	—	901	(235)	8/22/2012	2012
Dollar General	Doyle	TN	—	75	679	—	754	(236)	8/22/2012	2012
Advance Auto Parts	Inez	KY	—	130	1,174	—	1,304	(408)	8/22/2012	2010
Advance Auto Parts	Lakewood	NJ	—	750	1,750	—	2,500	(609)	8/22/2012	2010
CVS	North Las Vegas	NV	3,268	1,374	3,207	—	4,581	(1,190)	8/22/2012	2004
Dollar General	Cardwell	MO	—	89	805	—	894	(280)	8/24/2012	2012
Dollar General	Hawk Point	MO	—	177	709	—	886	(246)	8/24/2012	2012
Dollar General	Robertsville	MO	—	131	744	—	875	(259)	8/24/2012	2011
Dollar General	Sikeston	MO	—	144	819	—	963	(285)	8/24/2012	2012
Circle K	Martinez	GA	—	348	813	—	1,161	(283)	8/28/2012	2003
Dollar General	Covert	MI	—	37	704	—	741	(245)	8/30/2012	2012
Dollar General	Iron River	MI	—	86	777	—	863	(270)	8/30/2012	2012
Dollar General	Negaunee	MI	—	87	779	—	866	(271)	8/30/2012	2012
Dollar General	Roscommon	MI	—	87	781	—	868	(271)	8/30/2012	2012
Dollar General	Chariton	IA	—	165	934	—	1,099	(325)	8/31/2012	2012
Dollar General	Jacksonville	IL	—	145	823	—	968	(286)	8/31/2012	2012
Dollar General	Gower	MO	—	118	668	—	786	(232)	8/31/2012	2012
Dollar General	Rocky Mount	MO	—	88	789	—	877	(275)	8/31/2012	2012
Dollar General	New Braunfels	TX	—	205	818	—	1,023	(284)	8/31/2012	2012
Dollar General	Waco	TX	—	192	767	—	959	(267)	8/31/2012	2012
Dollar General	Auburn	KS	—	42	801	—	843	(278)	8/31/2012	2009
Dollar General	Cottonwood Falls	KS	—	89	802	—	891	(279)	8/31/2012	2009
Dollar General	Erie	KS	—	42	790	—	832	(275)	8/31/2012	2009
Dollar General	Garden City	KS	—	136	771	—	907	(268)	8/31/2012	2010
Dollar General	Harper	KS	—	91	818	—	909	(284)	8/31/2012	2009
Dollar General	Humboldt	KS	—	44	828	—	872	(288)	8/31/2012	2010
Dollar General	Kingman	KS	—	142	804	—	946	(280)	8/31/2012	2010
Dollar General	Medicine Lodge	KS	—	40	765	—	805	(266)	8/31/2012	2010
Dollar General	Minneapolis	KS	—	43	816	—	859	(284)	8/31/2012	2010
Dollar General	Pomona	KS	—	42	796	—	838	(277)	8/31/2012	2010
Dollar General	Sedan	KS	—	42	792	—	834	(275)	8/31/2012	2009
Dollar General	Syracuse	KS	—	43	817	—	860	(284)	8/31/2012	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Calera	OK	—	136	770	—	906	(268)	8/31/2012	2010
Dollar General	Hartshorne	OK	—	100	898	—	998	(312)	8/31/2012	2010
Dollar General	Lexington	OK	—	85	761	—	846	(265)	8/31/2012	2010
Dollar General	Maud	OK	—	76	688	—	764	(239)	8/31/2012	2010
Dollar General	Maysville	OK	—	41	785	—	826	(273)	8/31/2012	2010
Dollar General	Rush Spring	OK	—	87	779	—	866	(271)	8/31/2012	2010
Dollar General	Bryan	TX	—	185	740	—	925	(257)	8/31/2012	2009
Dollar General	Gladewater	TX	—	184	736	—	920	(256)	8/31/2012	2009
Dollar General	La Marque	TX	—	102	917	—	1,019	(319)	8/31/2012	2010
Dollar General	Lubbock	TX	—	267	801	—	1,068	(278)	8/31/2012	2010
Dollar General	Mount Pleasant	TX	—	214	858	—	1,072	(298)	8/31/2012	2009
Dollar General	Tyler	TX	—	219	875	—	1,094	(304)	8/31/2012	2010
Dollar General	Carthage	IL	—	48	908	—	956	(316)	8/31/2012	2012
Dollar General	St. Louis	MO	—	372	692	—	1,064	(241)	8/31/2012	2012
Dollar General	Nashua	IA	—	136	768	—	904	(265)	9/6/2012	2012
Dollar General	Farmington	NM	—	269	807	—	1,076	(279)	9/6/2012	2012
Dollar General	Morehouse	MO	—	87	783	—	870	(270)	9/7/2012	2012
Dollar General	Sedadia	MO	—	273	637	—	910	(220)	9/7/2012	2012
Dollar General	Edinburg	TX	—	136	769	—	905	(266)	9/7/2012	2012
Dollar General	Marble Hill	MO	—	104	935	—	1,039	(323)	9/11/2012	2012
Dollar General	Donna	TX	—	136	768	—	904	(265)	9/11/2012	2012
Dollar Tree/Family Dollar	Warren	OH	—	170	681	(2)	849	(235)	9/11/2012	2012
Dollar General	Troy	TX	—	93	841	—	934	(290)	9/12/2012	2012
Dollar General	Edina	MO	—	127	722	—	849	(249)	9/13/2012	2012
Dollar General	Belton	TX	—	145	821	—	966	(283)	9/13/2012	2012
Dollar General	Meridian	MS	—	178	713	—	891	(246)	9/13/2012	2011
Dollar General	Meridian	MS	—	40	754	—	794	(260)	9/13/2012	2011
Dollar General	Bryan	TX	—	148	840	—	988	(290)	9/14/2012	2012
Dollar General	Bryan	TX	—	193	772	—	965	(267)	9/14/2012	2012
Dollar Tree/Family Dollar	Arco	ID	—	76	684	—	760	(236)	9/18/2012	2012
FedEx	Parkersburg	WV	—	193	3,671	—	3,864	(1,431)	9/20/2012	2012
Dollar Tree/Family Dollar	Gulfport	MS	—	270	629	—	899	(217)	9/20/2012	2012
Dollar General	Kansas CIty	MO	—	313	731	—	1,044	(253)	9/21/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Lexington	IL	—	100	899	—	999	(310)	9/21/2012	2012
Dollar General	Lebanon	MO	—	278	835	—	1,113	(288)	9/21/2012	2012
Dollar Tree/Family Dollar	Silver Spring	NV	—	202	808	—	1,010	(279)	9/21/2012	2012
Krystal	Montgomery	AL	—	259	1,036	—	1,295	(437)	9/21/2012	1964
Krystal	Tuscaloosa	AL	—	206	1,165	454	1,825	(311)	9/21/2012	1976
Krystal	Jacksonville	FL	—	574	574	—	1,148	(242)	9/21/2012	1990
Krystal	Orlando	FL	—	372	372	125	869	(173)	9/21/2012	1994
Krystal	Orlando	FL	—	669	446	—	1,115	(188)	9/21/2012	1995
Krystal	Plant City	FL	—	355	533	—	888	(225)	9/21/2012	2012
Krystal	St. Augustine	FL	—	411	411	125	947	(190)	9/21/2012	2012
Krystal	Albany	GA	—	309	721	—	1,030	(304)	9/21/2012	1962
Krystal	Atlanta	GA	—	166	664	—	830	(280)	9/21/2012	1973
Krystal	Augusta	GA	—	365	851	—	1,216	(359)	9/21/2012	1979
Krystal	Columbus	GA	—	622	934	—	1,556	(394)	9/21/2012	1977
Krystal	Decatur	GA	—	94	533	—	627	(225)	9/21/2012	1965
Krystal	Macon	GA	—	325	759	—	1,084	(320)	9/21/2012	1962
Krystal	Milledgeville	GA	—	261	609	—	870	(257)	9/21/2012	2011
Krystal	Snellville	GA	—	466	466	(602)	330	—	9/21/2012	1981
Krystal	Gulfport	MS	—	215	861	(792)	284	—	9/21/2012	2011
Krystal	Pearl	MS	—	426	638	—	1,064	(269)	9/21/2012	1976
Krystal	Chattanooga	TN	—	336	784	—	1,120	(331)	9/21/2012	2010
Krystal	Knoxville	TN	—	369	246	(375)	240	—	9/21/2012	1970
Dollar General	Marion	IL	—	153	867	—	1,020	(299)	9/24/2012	1995
Dollar General	Lebanon	MO	—	177	708	—	885	(244)	9/24/2012	2012
Dollar General	Ozark	MO	—	149	842	—	991	(291)	9/24/2012	2012
Dollar General	Weslaco	TX	—	215	862	—	1,077	(298)	9/24/2012	2012
Dollar General	San Leon	TX	—	87	786	—	873	(272)	9/25/2012	2012
Dollar General	Kyle	TX	—	132	747	—	879	(258)	9/26/2012	2012
Dollar General	Converse	LA	—	84	756	—	840	(261)	9/26/2012	2012
Dollar General	St. Louis	MO	—	260	606	—	866	(209)	9/26/2012	2012
Mattress Firm	Nederland	TX	—	311	1,245	140	1,696	(432)	9/26/2012	1997
Dollar General	Jonesville	LA	—	103	929	—	1,032	(321)	9/27/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Caruthersville	MO	—	98	878	—	976	(303)	9/27/2012	2012
Dollar General	Jackson	MS	—	198	793	—	991	(274)	9/27/2012	2011
Price Rite	Rochester	NY	3,080	569	3,594	—	4,163	(1,365)	9/27/2012	1965
Circle K	Akron	OH	—	675	1,254	—	1,929	(433)	9/27/2012	1996
FedEx	Omak	WA	—	252	1,425	—	1,677	(556)	9/27/2012	2012
FedEx	Wenatchee	WA	—	266	2,393	—	2,659	(933)	9/27/2012	2012
FedEx	Hazard	KY	—	215	4,085	—	4,300	(1,592)	9/28/2012	2012
Scotts Miracle-Gro	Orrville	OH	—	278	2,502	—	2,780	(975)	9/28/2012	1950
FedEx	Quincy	IL	—	371	2,101	3,011	5,483	(1,366)	9/28/2012	2012
Citizens Bank	Colchester	CT	—	185	1,049	—	1,234	(347)	9/28/2012	2012
Citizens Bank	Deep River	CT	—	453	1,812	—	2,265	(600)	9/28/2012	1851
Citizens Bank	East Lyme	CT	—	258	1,032	—	1,290	(342)	9/28/2012	1972
Citizens Bank	Montville	CT	—	413	2,342	—	2,755	(775)	9/28/2012	1984
Citizens Bank	Stonington	CT	—	190	1,079	—	1,269	(357)	9/28/2012	1984
Citizens Bank	Malden	MA	1,697	484	1,935	—	2,419	(641)	9/28/2012	1988
Citizens Bank	Medford	MA	1,194	589	1,094	—	1,683	(362)	9/28/2012	1938
Citizens Bank	Randolph	MA	1,383	480	1,439	—	1,919	(477)	9/28/2012	1979
Citizens Bank	Somerville	MA	—	561	561	—	1,122	(186)	9/28/2012	1940
Citizens Bank	Dallas	PA	—	213	1,205	—	1,418	(399)	9/28/2012	1949
Citizens Bank	Mechanicsburg	PA	1,620	288	2,590	—	2,878	(858)	9/28/2012	1900
Citizens Bank	Mount Lebanon	PA	1,577	215	1,939	—	2,154	(642)	9/28/2012	1960
Citizens Bank	West Hazleton	PA	—	279	2,509	—	2,788	(831)	9/28/2012	1900
Kum & Go	Paragould	AR	—	708	2,123	—	2,831	(733)	9/28/2012	2012
Kum & Go	Sherwood	AR	—	866	1,609	—	2,475	(556)	9/28/2012	2012
CVS	Alpharetta	GA	—	572	858	141	1,571	(315)	9/28/2012	1994
CVS	Vidalia	GA	—	368	1,105	76	1,549	(408)	9/28/2012	2000
CVS	Nashville	TN	—	203	1,148	82	1,433	(425)	9/28/2012	1996
Iron Mountain	Columbus	OH	—	405	3,642	1,264	5,311	(1,550)	9/28/2012	1954
Dollar General	Buchanan Dam	TX	—	145	820	—	965	(283)	9/28/2012	2012
Dollar Tree/Family Dollar	Brookston	IN	—	126	715	—	841	(245)	10/1/2012	2012
Walgreens	Memphis	TN	—	896	2,687	—	3,583	(984)	10/2/2012	2003
Dollar General	Berkeley	MO	—	132	748	—	880	(257)	10/9/2012	2012
Dollar General	Canyon Lake	TX	—	149	843	—	992	(289)	10/12/2012	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Donna	TX	—	200	799	—	999	(274)	10/12/2012	2012
O'Reilly Auto Parts	Laramie	WY	—	144	1,297	—	1,441	(445)	10/12/2012	1999
FedEx	Yuma	AZ	—	—	2,076	—	2,076	(815)	10/17/2012	2011
General Mills	Fort Wayne	IN	—	2,533	48,130	—	50,663	(18,613)	10/18/2012	2012
Advance Auto Parts	Alton	TX	—	169	958	(3)	1,124	(328)	10/18/2012	2006
Dollar General	San Antonio	TX	—	252	756	—	1,008	(259)	10/22/2012	2012
Dollar General	San Antonio	TX	—	222	888	—	1,110	(305)	10/22/2012	2012
Dollar Tree/Family Dollar	Avinger	TX	—	40	761	—	801	(261)	10/22/2012	2012
Dollar General	Elmendorf	TX	—	94	847	—	941	(291)	10/23/2012	2012
Dollar Tree/Family Dollar	St. Louis	MO	—	445	1,038	—	1,483	(356)	10/23/2012	2012
Dollar General	Estherville	IA	—	226	903	—	1,129	(310)	10/25/2012	2012
Krystal	East Point	GA	—	221	664	—	885	(278)	10/26/2012	1984
FedEx	Independence	KS	—	114	2,166	—	2,280	(838)	10/30/2012	2012
FedEx	Ottumwa	IA	—	205	2,552	2,749	5,506	(1,345)	10/30/2012	2012
Dollar General	Marionville	MO	—	89	797	—	886	(273)	10/31/2012	2012
Dollar General	Flint	MI	—	91	820	—	911	(281)	10/31/2012	2012
National Tire & Battery	St. Louis	MO	—	756	924	—	1,680	(342)	10/31/2012	1998
Rite Aid	Louisville	OH	—	576	3,266	—	3,842	(1,196)	10/31/2012	2008
CVS	New Castle	PA	—	412	2,337	49	2,798	(857)	10/31/2012	1999
Mattress Firm	Columbus	IN	—	157	891	—	1,048	(304)	11/6/2012	1964
Kum & Go	Tioga	ND	—	318	2,863	—	3,181	(975)	11/8/2012	2012
CVS	Henrietta	NY	—	965	1,180	63	2,208	(431)	11/8/2012	1997
Walgreens	Cordova	TN	—	1,005	2,345	—	3,350	(853)	11/9/2012	2002
Dollar Tree/Family Dollar	Lenox	GA	—	90	809	—	899	(276)	11/9/2012	2012
FedEx	Chico	CA	—	308	2,776	242	3,326	(1,075)	11/9/2012	2006
Cracker Barrel	Braselton	GA	2,935	1,294	2,403	—	3,697	(1,001)	11/13/2012	2005
Cracker Barrel	Bremen	GA	2,677	1,012	2,361	—	3,373	(984)	11/13/2012	2006
Cracker Barrel	Mebane	NC	2,514	1,106	2,054	—	3,160	(856)	11/13/2012	2004
Cracker Barrel	Emporia	VA	2,435	972	2,267	—	3,239	(945)	11/13/2012	2004
Cracker Barrel	Woodstock	VA	2,262	928	2,164	—	3,092	(902)	11/13/2012	2005
Rite Aid	Marion	OH	—	508	2,877	—	3,385	(1,046)	11/13/2012	2006
Rite Aid	Lima	OH	—	576	2,304	—	2,880	(838)	11/13/2012	2006
Walgreens	Clinton	MI	—	1,463	3,413	153	5,029	(1,247)	11/13/2012	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Vacant	Warsaw	NC	—	75	1,428	(1,343)	160	—	11/13/2012	2003
Dollar Tree/Family Dollar	Kiln	MS	—	106	650	—	756	(222)	11/14/2012	2012
Dollar Tree/Family Dollar	Gulfport	MS	—	218	654	—	872	(223)	11/15/2012	2012
AON	Lincolnshire	IL	92,517	5,336	124,777	—	130,113	(43,198)	11/16/2012	1998
Dollar General	Cedar Creek	TX	—	291	680	—	971	(232)	11/16/2012	2012
Dollar General	Lacy Lakeview	TX	—	146	826	—	972	(281)	11/16/2012	2012
7-Eleven	Sarasota	FL	—	1,312	1,312	—	2,624	(447)	11/19/2012	2000
Dollar General	Beeville	TX	—	90	810	—	900	(276)	11/19/2012	2012
Kum & Go	Bentonville	AR	—	587	1,370	(52)	1,905	(467)	11/20/2012	2009
Kum & Go	Lowell	AR	—	774	1,437	(27)	2,184	(490)	11/20/2012	2009
Kum & Go	Rogers	AR	—	668	1,559	—	2,227	(531)	11/20/2012	2008
Kum & Go	Ottumwa	IA	—	586	1,368	—	1,954	(466)	11/20/2012	1998
DaVita Dialysis	Federal Way	WA	17,751	1,929	22,357	—	24,286	(8,894)	11/21/2012	2000
GE Aviation	Auburn	AL	24,133	1,627	30,920	8	32,555	(9,913)	11/21/2012	1995
Dollar General	Doyline	LA	—	88	793	—	881	(270)	11/27/2012	2012
Dollar Tree/Family Dollar	Detroit	MI	—	130	1,169	—	1,299	(398)	11/27/2012	2011
Rubbermaid	Winfield	KS	—	819	15,555	—	16,374	(5,967)	11/28/2012	2012
Advance Auto Parts	Sweetwater	TN	—	360	839	—	1,199	(286)	11/29/2012	2006
Bojangles	Biscoe	NC	—	247	986	—	1,233	(411)	11/29/2012	2010
Bojangles	Moncks Corner	SC	—	505	1,179	—	1,684	(491)	11/29/2012	2010
Bojangles	Walterboro	SC	—	454	1,363	—	1,817	(568)	11/29/2012	2010
Tractor Supply	Plymouth	NH	2,074	424	2,430	15	2,869	(750)	11/29/2012	2011
CVS	Mechanicsburg	PA	—	1,155	3,465	—	4,620	(1,260)	11/29/2012	2008
FedEx	Roseville	MN	—	1,462	8,282	—	9,744	(3,177)	11/30/2012	2012
Walgreens	Jeffersonville	IN	—	824	2,472	—	3,296	(899)	11/30/2012	2008
Walgreens	Lawrenceburg	KY	—	567	2,267	—	2,834	(825)	11/30/2012	2008
Walgreens	Lexington	KY	—	—	1,943	—	1,943	(707)	11/30/2012	2007
Walgreens	Paris	KY	—	743	2,228	—	2,971	(811)	11/30/2012	2008
Walgreens	Scottsville	KY	—	153	2,904	—	3,057	(1,056)	11/30/2012	2007
Walgreens	Stanford	KY	—	152	2,886	—	3,038	(1,050)	11/30/2012	2009
Walgreens	Huntington	WV	—	964	2,250	—	3,214	(819)	11/30/2012	2008
Dollar General	Maynard	AR	—	73	654	—	727	(221)	12/4/2012	1995
Dollar General	Wooster	AR	—	74	664	—	738	(225)	12/4/2012	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Mattress Firm	Florence	SC	—	398	929	32	1,359	(314)	12/7/2012	2012
Dollar Tree/Family Dollar	Chireno	TX	—	50	943	—	993	(319)	12/10/2012	2012
Advance Auto Parts	Bardstown	KY	—	272	1,090	234	1,596	(375)	12/10/2012	2005
Advance Auto Parts	Brandenburg	KY	—	186	742	—	928	(251)	12/10/2012	2005
Advance Auto Parts	Hardinsburg	KY	—	94	845	—	939	(286)	12/10/2012	2007
Advance Auto Parts	Leitchfield	KY	—	104	939	(5)	1,038	(315)	12/10/2012	2005
Advance Auto Parts	Titusville	PA	—	207	1,172	—	1,379	(397)	12/12/2012	2010
Dollar Tree/Family Dollar	Oakhurst	TX	—	36	683	—	719	(231)	12/12/2012	2012
Walgreens	Troy	MI	—	—	1,896	3	1,899	(985)	12/12/2012	2000
Vacant	Greenville	NC	—	1,085	1,085	(1,322)	848	(14)	12/12/2012	2012
Dollar General	St. Louis	MO	—	445	1,039	—	1,484	(352)	12/14/2012	2012
Citizens Bank	Keene	NH	1,885	132	2,511	—	2,643	(814)	12/14/2012	1900
Citizens Bank	Fairlawn	OH	1,885	511	2,045	—	2,556	(663)	12/14/2012	1979
Citizens Bank	Altoona	PA	—	153	459	—	612	(149)	12/14/2012	1971
Citizens Bank	Dillsburg	PA	—	232	926	—	1,158	(300)	12/14/2012	1935
Vacant	Matamoras	PA	—	509	946	(1,435)	20	—	12/14/2012	1920
Citizens Bank	Mercer	PA	—	105	314	(239)	180	(1)	12/14/2012	1964
Citizens Bank	Milford	PA	—	513	769	—	1,282	(249)	12/14/2012	1981
Citizens Bank	Oakmont	PA	—	199	1,127	—	1,326	(366)	12/14/2012	1967
Vacant	Pittsburgh	PA	—	185	1,051	(871)	365	—	12/14/2012	1960
Citizens Bank	Pittsburgh	PA	—	389	1,168	—	1,557	(379)	12/14/2012	1940
Citizens Bank	Pittsburgh	PA	—	146	2,770	(1,726)	1,190	(52)	12/14/2012	1900
Citizens Bank	Pittsburgh	PA	2,262	470	2,661	—	3,131	(863)	12/14/2012	1979
Citizens Bank	Tyrone	PA	—	146	583	—	729	(189)	12/14/2012	1967
Citizens Bank	Upper Darby	PA	—	411	617	—	1,028	(200)	12/14/2012	1966
Citizens Bank	Middlebury	VT	—	363	544	—	907	(176)	12/14/2012	1969
US Bank	Orland Hills	IL	2,646	1,253	2,327	—	3,580	(754)	12/14/2012	1995
Citizens Bank	Milton	MA	2,244	619	2,476	—	3,095	(803)	12/14/2012	1968
Vacant	Highspire	PA	—	216	649	(815)	50	—	12/14/2012	1974
Vacant	Pitcairn	PA	—	46	867	(908)	5	—	12/14/2012	1985
Citizens Bank	Pittsburgh	PA	1,244	516	1,204	—	1,720	(390)	12/14/2012	1970
Citizens Bank	Pittsburgh	PA	918	196	1,110	—	1,306	(360)	12/14/2012	1980
Vacant	Pittsburgh	PA	—	255	1,019	—	1,274	(330)	12/14/2012	1970

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Citizens Bank	Pittsburgh	PA	—	268	2,413	—	2,681	(782)	12/14/2012	1970
Vacant	Reading	PA	—	267	802	(820)	249	—	12/14/2012	1970
Dollar General	Mount Morris	IL	—	97	877	—	974	(297)	12/17/2012	2012
Dollar General	Melrose	MN	—	96	863	—	959	(292)	12/17/2012	2012
Dollar General	Montgomery	MN	—	87	783	—	870	(265)	12/17/2012	2012
Dollar General	Blessing	TX	—	83	745	—	828	(252)	12/18/2012	2012
Dollar Tree/Family Dollar	Barryton	MI	—	32	599	—	631	(203)	12/18/2012	2012
Dollar Tree/Family Dollar	Tustin	MI	—	33	633	—	666	(214)	12/18/2012	2012
Dollar General	Wakefield	MI	—	88	794	—	882	(269)	12/19/2012	2012
Hanesbrands	Rural Hall	NC	17,990	1,082	22,565	(202)	23,445	(8,911)	12/21/2012	1989
Walgreens	Columbia	MS	—	452	4,072	—	4,524	(1,471)	12/21/2012	2011
Kum & Go	Fountain	CO	—	1,131	1,696	—	2,827	(574)	12/24/2012	2012
Kum & Go	Monument	CO	—	1,192	1,457	—	2,649	(493)	12/24/2012	2012
7-Eleven	Gloucester	VA	—	144	578	—	722	(195)	12/24/2012	1985
7-Eleven	Hampton	VA	—	69	624	—	693	(211)	12/24/2012	1986
7-Eleven	Hampton	VA	—	161	644	—	805	(218)	12/24/2012	1959
Dollar General	Springfield	MN	—	88	795	—	883	(269)	12/26/2012	2012
Dollar General	Corpus Christi	TX	—	270	809	—	1,079	(274)	12/26/2012	2012
Kum & Go	Cheyenne	WY	—	411	2,327	—	2,738	(787)	12/27/2012	2012
Advance Auto Parts	Calera	AL	—	723	723	—	1,446	(245)	12/27/2012	2008
Kum & Go	Muscatine	IA	—	794	1,853	—	2,647	(627)	12/27/2012	2012
Advance Auto Parts	St. Mary's	WV	—	309	928	—	1,237	(314)	12/28/2012	2007
Academy Sports + Outdoors	Fayetteville	AR	7,290	1,900	7,601	—	9,501	(3,046)	12/28/2012	2012
Citizens Bank	N. Providence	RI	1,445	200	1,800	—	2,000	(584)	12/31/2012	1971
DaVita Dialysis	Allen Park	MI	—	209	1,885	151	2,245	(618)	12/31/2012	1955
Pantry Gas & Convenience	Montgomery	AL	—	526	1,228	—	1,754	(415)	12/31/2012	1998
Pantry Gas & Convenience	Charlotte	NC	—	1,332	1,332	—	2,664	(451)	12/31/2012	2004
Pantry Gas & Convenience	Charlotte	NC	—	1,667	417	—	2,084	(141)	12/31/2012	1982
Pantry Gas & Convenience	Charlotte	NC	—	1,191	1,787	—	2,978	(604)	12/31/2012	1987
Pantry Gas & Convenience	Charlotte	NC	—	1,070	1,308	—	2,378	(443)	12/31/2012	1997
Pantry Gas & Convenience	Conover	NC	—	1,144	936	—	2,080	(317)	12/31/2012	1998
Pantry Gas & Convenience	Cornelius	NC	—	1,847	2,258	—	4,105	(764)	12/31/2012	1999
Pantry Gas & Convenience	Lincolnton	NC	—	1,766	2,159	—	3,925	(730)	12/31/2012	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Pantry Gas & Convenience	Matthews	NC	—	980	1,819	—	2,799	(616)	12/31/2012	1987
Pantry Gas & Convenience	Thomasville	NC	—	1,175	1,436	—	2,611	(486)	12/31/2012	2000
Pantry Gas & Convenience	Fort Mill	SC	—	1,311	1,967	—	3,278	(665)	12/31/2012	1988
DaVita Dialysis	Beeville	TX	—	99	1,879	—	1,978	(608)	12/31/2012	1979
Advance Auto Parts	Albany	GA	—	210	629	66	905	(215)	12/31/2012	1995
Advance Auto Parts	Hazlehurst	GA	—	113	451	104	668	(155)	12/31/2012	1998
Advance Auto Parts	Hinesville	GA	—	352	430	72	854	(147)	12/31/2012	1994
Advance Auto Parts	Thomasville	GA	—	251	377	(30)	598	(122)	12/31/2012	1997
Advance Auto Parts	Dothan	AL	—	326	326	(8)	644	(109)	12/31/2012	1997
Advance Auto Parts	Enterprise	AL	—	280	420	50	750	(142)	12/31/2012	1995
Advance Auto Parts	Perry	GA	—	209	487	67	763	(166)	12/31/2012	1994
Advance Auto Parts	Cairo	GA	—	140	326	29	495	(107)	12/31/2012	1993
Synovus Bank	Tampa	FL	—	985	2,298	—	3,283	(745)	12/31/2012	1959
Advance Auto Parts	Springfield	OH	—	461	1,075	—	1,536	(364)	12/31/2012	2005
Dollar General	Center Point	IA	—	136	772	—	908	(261)	12/31/2012	2012
Dollar General	Roodhouse	IL	—	207	829	—	1,036	(281)	12/31/2012	2012
Dollar General	Savanna	IL	—	273	1,093	—	1,366	(370)	12/31/2012	2012
Dollar General	Caulfield	MO	—	139	789	—	928	(267)	12/31/2012	2012
Dollar General	Adkins	TX	—	157	889	—	1,046	(301)	12/31/2012	2012
Dollar Tree/Family Dollar	Somerville	TX	—	131	743	—	874	(251)	12/31/2012	2012
Dollar Tree/Family Dollar	Pulaski	IL	—	31	588	—	619	(199)	12/31/2012	2012
Mattress Firm	Bountiful	UT	—	736	1,367	—	2,103	(462)	12/31/2012	2012
Dollar General	McMechen	WV	—	91	819	—	910	(275)	1/9/2013	2012
Dollar General	Virginia	MN	—	147	831	—	978	(279)	1/14/2013	2012
Dollar General	Cowen	WV	—	196	783	—	979	(263)	1/16/2013	2012
Orora	Alhambra	CA	—	7,143	8,730	—	15,873	(3,295)	1/24/2013	1966
US Bank	Chicago Heights	IL	—	182	1,637	—	1,819	(527)	1/24/2013	1996
Walgreens	Acworth	GA	—	1,583	2,940	—	4,523	(1,055)	1/25/2013	2012
Ameriprise	Ashwaubenon	WI	10,998	751	14,260	—	15,011	(4,285)	1/25/2013	2000
Dollar Tree/Family Dollar	Hattiesburg	MS	—	225	674	—	899	(226)	1/30/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Walgreens	Chicago	IL	—	1,212	2,829	198	4,239	(1,015)	1/30/2013	1999
Dollar Tree/Family Dollar	Chimayo	NM	—	158	632	(15)	775	(210)	1/30/2013	2009
Fresenius Medical Care	Bossier City	LA	—	120	682	—	802	(199)	1/30/2013	2008
Walgreens	Chicago	IL	—	1,617	3,003	—	4,620	(1,077)	1/30/2013	2007
Dollar General	Ottumwa	IA	—	143	812	—	955	(273)	1/31/2013	2012
Dollar General	Olivia	MN	—	98	884	—	982	(297)	1/31/2013	2012
Dollar General	Victoria	TX	—	91	817	—	908	(275)	1/31/2013	2013
Dollar General	Donna	TX	—	145	820	—	965	(276)	1/31/2013	2012
Rubbermaid	Brimfield	OH	—	1,552	29,495	—	31,047	(11,134)	1/31/2013	2012
Mattress Firm	Rogers	AR	—	321	1,284	—	1,605	(428)	2/6/2013	2012
CVS	Shippensburg	PA	—	351	1,988	—	2,339	(708)	2/8/2013	2002
Mattress Firm	Evansville	IN	—	117	2,227	—	2,344	(743)	2/11/2013	1995
Dollar General	Eldon	MO	—	52	986	—	1,038	(329)	2/14/2013	2013
Dollar General	New Braunfels	TX	—	95	855	—	950	(285)	2/14/2013	2013
Dollar General	San Antonio	TX	—	163	926	—	1,089	(309)	2/14/2013	2013
Dollar General	Skidmore	TX	—	90	811	—	901	(271)	2/14/2013	2013
Dollar General	De Soto	MO	—	101	912	—	1,013	(304)	2/14/2013	2013
Stripes	Andrews	TX	—	406	2,302	—	2,708	(768)	2/15/2013	2008
Stripes	La Feria	TX	—	219	1,970	—	2,189	(657)	2/15/2013	2008
Stripes	Pharr	TX	—	281	2,531	—	2,812	(845)	2/15/2013	1995
Stripes	Rio Hondo	TX	—	293	2,640	—	2,933	(881)	2/15/2013	2008
Dollar General	Osceola	MO	—	93	835	—	928	(279)	2/19/2013	2012
Academy Sports + Outdoors	Dalton	GA	4,965	998	5,656	—	6,654	(2,244)	2/20/2013	2012
BJ's Wholesale Club	North Canton	OH	6,787	456	8,668	422	9,546	(3,481)	2/20/2013	1998
Dollar Tree/Family Dollar	Kemmerer	WY	—	45	853	—	898	(285)	2/22/2013	2013
Idaho Guns & Outdoors	Boise	ID	—	335	1,339	39	1,713	(447)	2/22/2013	2013
US Bank	Westchester	IL	—	366	853	—	1,219	(273)	2/22/2013	1986
Dollar Tree/Family Dollar	Toledo	OH	—	306	917	—	1,223	(306)	2/25/2013	2012
FedEx	Wendover	NV	—	262	1,483	—	1,745	(555)	2/25/2013	2012
Dollar General	Camden	MI	—	138	781	—	919	(260)	2/27/2013	2013
Dollar General	Manchester	MI	—	213	853	—	1,066	(285)	2/27/2013	2013
Dollar General	Manistique	MI	—	155	876	—	1,031	(292)	2/27/2013	2012
Dollar General	Mount Morris	MI	—	110	988	—	1,098	(330)	2/27/2013	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Rapid City	MI	—	179	716	—	895	(239)	2/27/2013	2012
Dollar General	Romulus	MI	—	199	794	—	993	(265)	2/27/2013	2011
Advance Auto Parts	Birmingham	AL	—	330	494	—	824	(165)	2/28/2013	1999
Advance Auto Parts	Birmingham	AL	—	455	373	58	886	(127)	2/28/2013	1997
Advance Auto Parts	Fort Wayne	IN	—	193	450	—	643	(150)	2/28/2013	1998
Advance Auto Parts	Fort Wayne	IN	—	200	371	—	571	(124)	2/28/2013	1998
Advance Auto Parts	Chambersburg	PA	—	553	830	—	1,383	(277)	2/28/2013	1997
Bojangles	Greenwood	SC	—	440	1,320	—	1,760	(540)	2/28/2013	2011
CVS	Harper Woods	MI	—	499	2,829	(2,038)	1,290	(10)	2/28/2013	1999
CVS	Detroit	MI	—	270	2,427	(2,234)	463	—	2/28/2013	1999
CVS	Stockbridge	GA	—	855	1,283	—	2,138	(457)	2/28/2013	1998
CVS	Greenville	SC	—	169	1,520	—	1,689	(541)	2/28/2013	1997
Fresenius Medical Care	Dallas	TX	—	377	1,132	80	1,589	(319)	2/28/2013	1958
Dollar General	Aurora	MO	—	98	881	—	979	(294)	2/28/2013	2013
Dollar General	Belton	TX	—	89	804	—	893	(268)	2/28/2013	2013
Tractor Supply	Los Banos	CA	3,468	1,213	3,638	—	4,851	(1,097)	2/28/2013	2009
Walgreens	Aibonito Pueblo	PR	5,695	1,855	5,566	—	7,421	(1,969)	3/5/2013	2012
Dollar General	Holly Hill	SC	1,983	259	2,333	—	2,592	(773)	3/6/2013	2013
Dollar General	San Antonio	TX	—	239	956	—	1,195	(317)	3/11/2013	2013
Advance Auto Parts	Kenosha	WI	—	569	465	—	1,034	(154)	3/13/2013	2004
TD Bank	Falmouth	ME	19,607	4,057	23,689	307	28,053	(7,005)	3/18/2013	2002
Mattress Firm	Knoxville	TN	—	586	1,088	—	1,674	(360)	3/19/2013	2012
FedEx	Waterloo	IA	—	152	2,882	—	3,034	(1,070)	3/22/2013	2006
SunTrust Bank	Dunedin	FL	—	479	1,917	—	2,396	(608)	3/22/2013	1995
SunTrust Bank	Dunnellon	FL	—	82	463	—	545	(147)	3/22/2013	1980
SunTrust Bank	North Port	FL	—	460	1,381	—	1,841	(438)	3/22/2013	1982
SunTrust Bank	Plant City	FL	—	751	1,753	—	2,504	(556)	3/22/2013	2000
SunTrust Bank	Port Orange	FL	—	590	1,095	—	1,685	(347)	3/22/2013	1989
SunTrust Bank	Port Orange	FL	—	563	1,314	—	1,877	(417)	3/22/2013	1982
SunTrust Bank	West Palm Beach	FL	—	1,026	1,026	—	2,052	(325)	3/22/2013	1981
SunTrust Bank	Dunwoody	GA	—	1,784	1,460	—	3,244	(463)	3/22/2013	1972
SunTrust Bank	Jesup	GA	—	184	1,657	—	1,841	(526)	3/22/2013	1964
SunTrust Bank	St. Simons Island	GA	—	1,363	734	—	2,097	(233)	3/22/2013	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
SunTrust Bank	Ellicott City	MD	—	1,728	931	—	2,659	(295)	3/22/2013	1975
SunTrust Bank	Waldorf	MD	—	523	2,962	—	3,485	(940)	3/22/2013	1964
SunTrust Bank	Belmont	NC	—	616	924	—	1,540	(293)	3/22/2013	1970
SunTrust Bank	Matthews	NC	—	382	382	—	764	(121)	3/22/2013	1971
SunTrust Bank	Mocksville	NC	—	978	2,933	—	3,911	(931)	3/22/2013	2000
SunTrust Bank	Raleigh	NC	—	658	658	—	1,316	(209)	3/22/2013	1977
SunTrust Bank	Chattanooga	TN	—	223	1,263	—	1,486	(401)	3/22/2013	1953
SunTrust Bank	Madison	TN	—	286	1,143	—	1,429	(363)	3/22/2013	1953
SunTrust Bank	Cheriton	VA	—	90	510	—	600	(162)	3/22/2013	1975
SunTrust Bank	Lynchburg	VA	—	251	466	—	717	(148)	3/22/2013	1973
SunTrust Bank	Richmond	VA	—	277	416	—	693	(132)	3/22/2013	1959
Dollar General	DeSoto	IL	—	138	784	—	922	(260)	3/26/2013	2013
Dollar General	Mission	TX	—	158	894	—	1,052	(296)	3/27/2013	2013
Dollar Tree/Family Dollar	Lovelady	TX	—	82	740	—	822	(245)	3/27/2013	2012
DaVita Dialysis	Osceola	AR	—	137	1,232	—	1,369	(354)	3/28/2013	2009
Kohl's	Howell	MI	7,705	547	10,399	—	10,946	(4,105)	3/28/2013	2003
Kum & Go	Waukee	IA	—	1,280	1,280	—	2,560	(424)	3/28/2013	2012
Dollar General	Presidio	TX	—	72	1,370	—	1,442	(454)	3/28/2013	2013
DaVita Dialysis	Cincinnati	OH	—	219	878	55	1,152	(258)	3/28/2013	2008
DaVita Dialysis	Georgetown	OH	—	125	706	(1)	830	(202)	3/28/2013	2009
Mattress Firm	Spokane	WA	—	511	1,582	—	2,093	(538)	3/28/2013	2013
Qdoba Mexican Grill	Flint	MI	—	110	990	—	1,100	(403)	3/29/2013	2006
Qdoba Mexican Grill	Grand Blanc	MI	—	165	935	—	1,100	(380)	3/29/2013	2006
Vacant	Wilmington	NC	—	412	1,257	(831)	838	—	3/29/2013	2013
Walgreens	Las Piedras	PR	5,293	1,726	5,179	—	6,905	(1,819)	4/3/2013	2012
Mattress Firm	Spokane	WA	—	409	1,685	—	2,094	(567)	4/4/2013	2013
Hy-Vee	Vermillion	SD	2,922	409	3,684	—	4,093	(1,447)	4/8/2013	1986
Dollar Tree/Family Dollar	Kimberly	ID	—	219	657	—	876	(216)	4/10/2013	2013
CVS	St. Cloud	FL	2,626	1,534	1,875	79	3,488	(662)	4/12/2013	2002
SunTrust Bank	Coral Springs	FL	—	654	1,525	—	2,179	(481)	4/12/2013	1996
SunTrust Bank	Destin	FL	—	572	1,717	—	2,289	(541)	4/12/2013	1998
Osceola Regional Medical Ctr.	Kissimmee	FL	—	1,167	778	(1,084)	861	(13)	4/12/2013	1981
SunTrust Bank	Lakeland	FL	—	598	1,110	—	1,708	(350)	4/12/2013	1988

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Vacant	Melbourne	FL	—	464	1,392	(1,131)	725	(14)	4/12/2013	1987
SunTrust Bank	Palm Harbor	FL	—	535	1,249	—	1,784	(393)	4/12/2013	1994
SunTrust Bank	S. Daytona Beach	FL	—	592	1,099	—	1,691	(346)	4/12/2013	1985
SunTrust Bank	Atlanta	GA	—	1,018	1,527	—	2,545	(481)	4/12/2013	1965
SunTrust Bank	Atlanta	GA	—	1,435	478	—	1,913	(151)	4/12/2013	1970
SunTrust Bank	Carrboro	NC	—	512	512	—	1,024	(161)	4/12/2013	1980
SunTrust Bank	Concord	NC	—	707	707	—	1,414	(223)	4/12/2013	1988
SunTrust Bank	Durham	NC	—	747	1,388	—	2,135	(437)	4/12/2013	1973
SunTrust Bank	Greensboro	NC	—	403	748	—	1,151	(236)	4/12/2013	1962
SunTrust Bank	Lexington	NC	—	447	831	—	1,278	(262)	4/12/2013	2001
SunTrust Bank	Nashville	TN	—	1,598	1,308	—	2,906	(412)	4/12/2013	1992
SunTrust Bank	Nashville	TN	—	613	613	—	1,226	(193)	4/12/2013	1970
Vacant	Norfolk	VA	—	656	437	3	1,096	(138)	4/12/2013	1990
SunTrust Bank	Petersburg	VA	—	102	306	—	408	(96)	4/12/2013	1975
SunTrust Bank	Richmond	VA	—	224	2,012	—	2,236	(634)	4/12/2013	1909
Advance Auto Parts	Barbourville	KY	—	194	1,098	—	1,292	(361)	4/15/2013	2006
Advance Auto Parts	West Liberty	KY	—	249	996	—	1,245	(328)	4/15/2013	2006
Advance Auto Parts	Manistee	MI	—	348	1,043	—	1,391	(343)	4/15/2013	2007
Tractor Supply	Oneonta	AL	—	359	1,438	57	1,854	(427)	4/18/2013	1983
FedEx	Des Moines	IA	—	733	1,361	183	2,277	(523)	4/18/2013	1986
The Vitamin Shoppe	Evergreen Park	IL	—	476	1,427	—	1,903	(469)	4/19/2013	2012
Krystal	Huntsville	AL	—	348	811	—	1,159	(328)	4/23/2013	1960
Krystal	Huntsville	AL	—	352	654	125	1,131	(284)	4/23/2013	1971
Krystal	Montgomery	AL	—	303	562	(570)	295	—	4/23/2013	1962
Krystal	Montgomery	AL	—	502	613	—	1,115	(248)	4/23/2013	1962
Krystal	Valley	AL	—	297	694	125	1,116	(298)	4/23/2013	1979
Krystal	Vestavia Hills	AL	—	342	513	—	855	(207)	4/23/2013	1995
Krystal	Corinth	MS	—	279	652	125	1,056	(282)	4/23/2013	2007
Krystal	Chattanooga	TN	—	440	659	—	1,099	(266)	4/23/2013	1983
Krystal	Lawrenceburg	TN	—	304	709	—	1,013	(286)	4/23/2013	1980
Krystal	Memphis	TN	—	257	1,029	—	1,286	(416)	4/23/2013	1975
Krystal	Memphis	TN	—	181	723	—	904	(292)	4/23/2013	1972
Krystal	Murfreesboro	TN	—	465	698	—	1,163	(282)	4/23/2013	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
CVS	Towanda	PA	—	—	877	—	877	(308)	4/24/2013	2003
Advance Auto Parts	Opelika	AL	—	289	1,156	—	1,445	(380)	4/24/2013	2013
Bi-Lo, LLC	Jacksonville	FL	63,240	4,360	82,834	1	87,195	(23,740)	4/24/2013	2000
Vacant	Bowling Green	KY	—	648	973	—	1,621	(320)	4/25/2013	2012
Dollar General	Lonedell	MO	—	208	833	—	1,041	(274)	4/26/2013	2013
SunTrust Bank	Frederick	MD	—	991	991	—	1,982	(312)	4/26/2013	1880
Dollar Tree/Family Dollar	Hoosick Falls	NY	—	181	724	—	905	(238)	4/26/2013	2013
Dollar Tree/Family Dollar	Rushville	NE	—	125	499	—	624	(164)	4/26/2013	2007
Dollar Tree/Family Dollar	Houston	TX	—	174	696	—	870	(229)	4/26/2013	1985
Dollar General	St. Louis	MO	—	215	1,219	—	1,434	(401)	4/30/2013	1995
Advance Auto Parts	Salina	KS	—	195	782	—	977	(257)	4/30/2013	2006
Walgreens	Las Vegas	NV	—	700	2,801	—	3,501	(984)	4/30/2013	2001
AutoZone	Chicago	IL	—	698	1,047	—	1,745	(344)	4/30/2013	2008
Fresenius Medical Care	Albemarle	NC	—	139	1,253	—	1,392	(357)	4/30/2013	2008
Fresenius Medical Care	Angiers	NC	—	203	1,152	—	1,355	(328)	4/30/2013	2012
Fresenius Medical Care	Asheboro	NC	2,373	323	2,903	—	3,226	(826)	4/30/2013	2012
Fresenius Medical Care	Taylorsville	NC	—	275	1,099	—	1,374	(313)	4/30/2013	2011
Dollar Tree/Family Dollar	Detroit	MI	—	106	956	123	1,185	(314)	5/2/2013	1964
Mattress Firm	Lafayette	LA	1,194	—	1,251	—	1,251	(409)	5/2/2013	1995
Dollar Tree/Family Dollar	Torrington	WY	—	72	645	—	717	(211)	5/9/2013	2007
Omnipoint Communications	Indianapolis	IN	49,838	5,770	64,073	4,614	74,457	(20,195)	5/9/2013	2000
Monro Muffler	Lewiston	ME	—	279	1,115	—	1,394	(389)	5/10/2013	1976
Mattress Firm	Tallahassee	FL	—	924	1,386	56	2,366	(454)	5/14/2013	2013
Mattress Firm	Dothan	AL	—	406	1,217	—	1,623	(398)	5/14/2013	2013
Dollar General	Lubbock	TX	—	148	841	—	989	(275)	5/16/2013	2013
CVS	Hardy	VA	—	686	2,059	—	2,745	(718)	5/16/2013	2005
Talbots	Lakeville	MA	22,509	6,302	25,209	—	31,511	(9,204)	5/17/2013	1987
Advance Auto Parts	Rayne	LA	—	122	490	84	696	(166)	5/21/2013	2000
Citizens Bank	Glenside	PA	1,257	343	1,370	—	1,713	(429)	5/22/2013	1958
Dollar General	Shelbina	MO	—	101	911	—	1,012	(298)	5/22/2013	2013
SunTrust Bank	Rocky Mount	VA	—	265	1,504	—	1,769	(470)	5/22/2013	1961
Dollar General	Henry	IL	—	104	934	—	1,038	(305)	5/23/2013	2013
Dollar General	San Antonio	TX	—	271	812	—	1,083	(265)	5/23/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Talbots	Hingham	MA	23,362	3,009	27,080	—	30,089	(7,864)	5/24/2013	1980
DaVita Dialysis	Hiawatha	KS	—	69	1,302	—	1,371	(367)	5/30/2013	2012
DaVita Dialysis	Hartsville	SC	—	126	1,136	—	1,262	(321)	5/30/2013	2013
Arby's	Louisville	KY	—	336	625	—	961	(251)	5/30/2013	1979
Dollar General	Berea	KY	—	138	781	—	919	(255)	5/30/2013	2012
Dollar General	Coldiron	KY	—	187	747	—	934	(244)	5/30/2013	2013
Dollar General	East Bernstadt	KY	—	141	799	—	940	(261)	5/30/2013	2012
Dollar General	Eubank	KY	—	137	775	—	912	(253)	5/30/2013	2013
Dollar General	Whitesburg	KY	—	211	845	—	1,056	(276)	5/30/2013	2012
Walgreens	Akron	OH	—	664	1,548	72	2,284	(544)	5/31/2013	1994
FedEx	Port Huron	MI	—	125	1,121	—	1,246	(409)	5/31/2013	2003
CVS	Hoover	AL	—	1,239	2,890	84	4,213	(1,011)	5/31/2013	2003
Bridgestone Tire	Kansas CIty	MO	—	651	1,954	—	2,605	(681)	5/31/2013	2008
Advance Auto Parts	Selinsgrove	PA	—	99	891	67	1,057	(290)	6/3/2013	2003
Lowe's	Windham	ME	7,930	12,640	—	—	12,640	—	6/3/2013	2006
Dollar General	Guyton	GA	—	213	852	—	1,065	(276)	6/3/2013	2011
Dollar Tree/Family Dollar	Middleburg	FL	—	274	822	—	1,096	(266)	6/4/2013	2008
DNU	Ormond Beach	FL	—	573	860	—	1,433	(279)	6/4/2013	2008
Advance Auto Parts	Clinton	IN	—	182	729	—	911	(236)	6/5/2013	2004
Key Bank	Spencerport	NY	—	59	1,112	—	1,171	(345)	6/5/2013	1960
DaVita Dialysis	Palatka	FL	—	207	1,173	—	1,380	(328)	6/5/2013	2013
Mattress Firm	Destin	FL	—	693	1,287	—	1,980	(417)	6/5/2013	2013
Dollar General	Fairbury	IL	—	96	867	—	963	(281)	6/7/2013	2013
Krystal	Huntsville	AL	—	305	712	125	1,142	(303)	6/10/2013	1985
Dollar General	Moody	TX	—	41	781	—	822	(253)	6/11/2013	2013
Advance Auto Parts	Eaton	OH	—	157	471	—	628	(153)	6/13/2013	1987
Advance Auto Parts	Van Wert	OH	—	33	630	—	663	(204)	6/13/2013	1995
Dollar Tree/Family Dollar	Custer	SD	—	32	617	—	649	(200)	6/14/2013	2006
Applebee's	Rockford	IL	—	—	—	2,110	2,110	(52)	6/27/2013	1995
Arby's	Arab	AL	—	40	887	—	927	(292)	6/27/2013	1995
Arby's	Orange Park	FL	—	420	1,256	—	1,676	(413)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Arby's	Canton	GA	—	370	1,200	—	1,570	(395)	6/27/2013	1995
Arby's	Suwanee	GA	—	370	1,561	—	1,931	(513)	6/27/2013	1995
Arby's	Avon	IN	—	500	812	—	1,312	(267)	6/27/2013	1995
Arby's	Jonesville	NC	—	350	908	—	1,258	(299)	6/27/2013	1995
Arby's	Kernersville	NC	—	280	774	—	1,054	(255)	6/27/2013	1995
Arby's	Columbus	OH	—	400	1,155	—	1,555	(380)	6/27/2013	1995
Burger King	Chattanooga	TN	—	740	1,591	—	2,331	(523)	6/27/2013	1995
Chevy's	Greenbelt	MD	—	530	2,399	—	2,929	(797)	6/27/2013	1995
Vacant	Lake Oswego	OR	—	590	1,693	—	2,283	(563)	6/27/2013	1995
Denny's	Topeka	KS	—	630	446	—	1,076	(148)	6/27/2013	1995
Denny's	Mooresville	NC	—	250	841	—	1,091	(279)	6/27/2013	1995
Denny's	Greenville	SC	—	570	554	—	1,124	(184)	6/27/2013	1995
IHOP	Homewood	AL	—	610	1,762	—	2,372	(585)	6/27/2013	1995
IHOP	Greeley	CO	—	120	1,538	—	1,658	(511)	6/27/2013	1995
IHOP	Loveland	CO	—	181	1,534	—	1,715	(173)	6/27/2013	1995
IHOP	Pueblo	CO	—	330	1,589	—	1,919	(528)	6/27/2013	1995
IHOP	Roseville	MI	—	340	1,071	125	1,536	(370)	6/27/2013	1995
IHOP	Kansas CIty	MO	—	630	1,002	—	1,632	(333)	6/27/2013	1995
IHOP	Anderson	SC	—	—	—	1	1	—	6/27/2013	1995
IHOP	Greenville	SC	—	610	1,551	—	2,161	(516)	6/27/2013	1995
IHOP	Clarksville	TN	—	530	1,346	—	1,876	(447)	6/27/2013	1995
IHOP	Murfreesboro	TN	—	600	1,687	—	2,287	(561)	6/27/2013	1995
IHOP	Houston	TX	—	760	2,462	—	3,222	(818)	6/27/2013	1995
IHOP	Killeen	TX	—	380	1,028	—	1,408	(342)	6/27/2013	1995
IHOP	Lake Jackson	TX	—	370	2,018	—	2,388	(671)	6/27/2013	1995
Jack in the Box	Avondale	AZ	—	110	2,237	—	2,347	(735)	6/27/2013	1995
Jack in the Box	Chandler	AZ	—	450	1,447	—	1,897	(476)	6/27/2013	1995
Jack in the Box	Folsom	CA	—	280	2,423	—	2,703	(797)	6/27/2013	1995
Jack in the Box	West Sacramento	CA	—	590	1,710	—	2,300	(562)	6/27/2013	1995
Jack in the Box	Florissant	MO	—	502	1,515	—	2,017	(498)	6/27/2013	1995
Jack in the Box	St. Louis	MO	—	420	1,494	—	1,914	(491)	6/27/2013	1995
Starbucks	Las Vegas	NV	—	680	1,533	150	2,363	(525)	6/27/2013	1995
Jack in the Box	Salem	OR	—	580	1,301	—	1,881	(428)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Jack in the Box	Tigard	OR	—	620	1,361	—	1,981	(447)	6/27/2013	1995
Jack in the Box	Georgetown	TX	—	600	1,508	—	2,108	(496)	6/27/2013	1995
Jack in the Box	Granbury	TX	—	380	1,449	—	1,829	(476)	6/27/2013	1995
Vacant	Gun Barrel City	TX	—	300	961	(866)	395	(39)	6/27/2013	1995
Jack in the Box	Hutchins	TX	—	330	1,363	—	1,693	(448)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	440	1,544	—	1,984	(507)	6/27/2013	1995
Jack in the Box	Lufkin	TX	—	450	1,563	—	2,013	(514)	6/27/2013	1995
Jack in the Box	Orange	TX	—	270	1,661	—	1,931	(546)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	400	1,244	—	1,644	(409)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	470	1,256	—	1,726	(413)	6/27/2013	1995
Jack in the Box	Tyler	TX	—	450	1,025	—	1,475	(337)	6/27/2013	1995
Jack in the Box	Weatherford	TX	—	480	1,329	—	1,809	(437)	6/27/2013	1995
Jack in the Box	Enumclaw	WA	—	380	1,238	—	1,618	(407)	6/27/2013	1995
Ker's WingHouse Bar and Grill	Brandon	FL	—	340	654	—	994	(217)	6/27/2013	1995
Ker's WingHouse Bar and Grill	Clearwater	FL	—	550	627	—	1,177	(208)	6/27/2013	1995
Leeann Chin	Chanhassen	MN	—	450	763	—	1,213	(251)	6/27/2013	1995
Leeann Chin	Golden Valley	MN	—	270	776	—	1,046	(255)	6/27/2013	1995
Popeyes	Starke	FL	—	380	—	614	994	(72)	6/27/2013	1995
Popeyes	Thomasville	GA	—	110	705	—	815	(232)	6/27/2013	1995
Popeyes	Valdosta	GA	—	240	599	—	839	(197)	6/27/2013	1995
Black Bear DIner	Colorado Springs	CO	—	480	809	—	1,289	(269)	6/27/2013	1995
Vacant	Dillon	CO	—	400	1,628	—	2,028	(541)	6/27/2013	1995
Ruby Tuesday	Bartow	FL	—	270	1,916	—	2,186	(637)	6/27/2013	1995
Ruby Tuesday	Somerset	KY	—	480	1,120	—	1,600	(372)	6/27/2013	1995
Smokey Bones	Morrow	GA	—	390	2,184	—	2,574	(726)	6/27/2013	1995
Sonny's Real Pit BBQ	Athens	GA	—	460	1,280	—	1,740	(425)	6/27/2013	1995
Taco Bell	Livingston	TN	—	300	775	63	1,138	(57)	6/27/2013	1995
Taco Bell	Dallas	TX	—	400	1,225	—	1,625	(403)	6/27/2013	1995
TCF Bank	Crystal	MN	—	640	642	—	1,282	(198)	6/27/2013	1995
Texas Roadhouse	Ammon	ID	—	490	1,206	—	1,696	(401)	6/27/2013	1995
Texas Roadhouse	Gastonia	NC	—	570	1,544	—	2,114	(513)	6/27/2013	1995
Texas Roadhouse	Hickory	NC	—	580	1,831	—	2,411	(609)	6/27/2013	1995
Tilted Kilt	Hendersonville	TN	—	310	763	—	1,073	(253)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Wendy's	Camarillo	CA	—	320	2,253	—	2,573	(741)	6/27/2013	1995
Wendy's	Knoxville	TN	—	330	1,161	—	1,491	(382)	6/27/2013	1995
Wendy's	Knoxville	TN	—	330	1,132	—	1,462	(372)	6/27/2013	1995
Arby's	Douglasville	GA	—	370	1,692	—	2,062	(556)	6/27/2013	1995
Arby's	Indianapolis	IN	—	530	1,236	—	1,766	(406)	6/27/2013	1995
Arby's	Grand Rapids	MI	—	230	1,289	—	1,519	(94)	6/27/2013	1995
Arby's	Walker	MI	—	360	1,002	—	1,362	(329)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Collinsville	IL	—	340	627	—	967	(209)	6/27/2013	1995
Bandana's Bar-B-Q Restaurant	Arnold	MO	—	460	433	—	893	(144)	6/27/2013	1995
Black Angus	Dublin	CA	—	620	2,467	—	3,087	(820)	6/27/2013	1995
Boston Market	Indianapolis	IN	—	410	1,070	—	1,480	(352)	6/27/2013	1995
Golden Corral	Henderson	KY	—	600	1,586	—	2,186	(527)	6/27/2013	1995
Golden Corral	Flowood	MS	—	680	2,730	—	3,410	(907)	6/27/2013	1995
Golden Corral	Bellevue	NE	—	520	1,433	—	1,953	(476)	6/27/2013	1995
Golden Corral	Tulsa	OK	—	280	3,890	—	4,170	(1,293)	6/27/2013	1995
Golden Corral	Rock Hill	SC	—	320	2,130	—	2,450	(708)	6/27/2013	1995
IHOP	Castle Rock	CO	—	320	2,334	—	2,654	(776)	6/27/2013	1995
IHOP	Southaven	MS	—	350	2,108	—	2,458	(701)	6/27/2013	1995
IHOP	Leon Valley	TX	—	650	2,055	—	2,705	(885)	6/27/2013	1995
IHOP	Auburn	WA	—	780	1,878	—	2,658	(624)	6/27/2013	1995
Jack in the Box	Corinth	TX	—	400	1,416	—	1,816	(465)	6/27/2013	1995
Jack in the Box	Nacogdoches	TX	—	340	1,320	—	1,660	(434)	6/27/2013	1995
Jack in the Box	Spring	TX	—	570	1,340	—	1,910	(441)	6/27/2013	1995
Krystal	Greenville	AL	—	195	1,147	181	1,523	(452)	6/27/2013	1995
Krystal	Montgomery	AL	—	560	829	175	1,564	(344)	6/27/2013	1995
Krystal	Scottsboro	AL	—	20	1,157	(798)	379	(154)	6/27/2013	1995
Krystal	Chattanooga	TN	—	186	328	—	514	(88)	6/27/2013	1995
Longhorn Steakhouse	Tampa	FL	—	370	1,852	—	2,222	(616)	6/27/2013	1995
Pizza Hut/WingStreet	Cooper City	FL	—	320	466	—	786	(155)	6/27/2013	1995
Pizza Hut/WingStreet	Marathon	FL	—	530	187	—	717	(62)	6/27/2013	1995
Pollo Tropical	Davie	FL	—	280	1,490	—	1,770	(490)	6/27/2013	1995
Pollo Tropical	Fort Lauderdale	FL	—	190	1,242	—	1,432	(408)	6/27/2013	1995
Pollo Tropical	Lake Worth	FL	—	280	1,182	—	1,462	(389)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Sonny's Real Pit BBQ	Marietta	GA	—	290	1,772	400	2,462	(629)	6/27/2013	1995
Taco Bell	St. Louis	MO	—	190	1,951	—	2,141	(589)	6/27/2013	1995
Taco Bell	Wentzville	MO	—	410	1,168	—	1,578	(384)	6/27/2013	1995
Texas Roadhouse	Shively	KY	—	540	2,055	—	2,595	(683)	6/27/2013	1995
Texas Roadhouse	Concord	NC	—	650	2,130	—	2,780	(708)	6/27/2013	1995
Texas Roadhouse	College Station	TX	—	670	2,299	—	2,969	(764)	6/27/2013	1995
Arby's	Hampton Cove	AL	—	310	986	—	1,296	(324)	6/27/2013	1995
Arby's	Fayetteville	NC	—	420	2,001	—	2,421	(658)	6/27/2013	1995
Arby's	Willard	OH	—	230	599	—	829	(197)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	490	545	—	1,035	(179)	6/27/2013	1995
Burger King	Grand Rapids	MI	—	260	780	—	1,040	(256)	6/27/2013	1995
Burger King	Sparta	MI	—	640	570	—	1,210	(187)	6/27/2013	1995
Captain D's	Southaven	MS	—	270	564	—	834	(185)	6/27/2013	1995
Captain D's	Memphis	TN	—	230	338	—	568	(111)	6/27/2013	1995
Checkers	Hollywood	FL	—	160	2,220	—	2,380	(738)	6/27/2013	1995
Checkers	Lauderhill	FL	—	280	1,951	—	2,231	(648)	6/27/2013	1995
Checkers	Plantation	FL	—	220	1,461	—	1,681	(485)	6/27/2013	1995
Denny's	Watertown	NY	—	330	1,107	—	1,437	(368)	6/27/2013	1995
Kentucky Fried Chicken	Appleton	WI	—	350	874	—	1,224	(287)	6/27/2013	1995
Logan's Roadhouse	Huntsville	AL	—	520	4,797	(1,363)	3,954	(875)	6/27/2013	1995
Logan's Roadhouse	Fayetteville	AR	—	1,570	2,182	(953)	2,799	(384)	6/27/2013	1995
Logan's Roadhouse	Hattiesburg	MS	—	890	4,012	(804)	4,098	(814)	6/27/2013	1995
Logan's Roadhouse	Clarksville	TN	—	1,010	4,424	(1,264)	4,170	(823)	6/27/2013	1995
Logan's Roadhouse	Cleveland	TN	—	890	3,902	(1,225)	3,567	(704)	6/27/2013	1995
Logan's Roadhouse	El Paso	TX	—	320	4,731	(1,558)	3,493	(806)	6/27/2013	1995
Rally's	Indianapolis	IN	—	210	1,514	—	1,724	(498)	6/27/2013	1995
Rally's	Kokomo	IN	—	290	548	—	838	(180)	6/27/2013	1995
Rally's	Muncie	IN	—	310	1,196	—	1,506	(393)	6/27/2013	1995
Rally's	New Orleans	LA	—	450	1,691	—	2,141	(556)	6/27/2013	1995
Rally's	New Orleans	LA	—	220	1,018	—	1,238	(335)	6/27/2013	1995
Rally's	Hamtramck	MI	—	230	1,020	—	1,250	(335)	6/27/2013	1995
Taco Bell	Daphne	AL	—	180	1,278	(1,038)	420	—	6/27/2013	1995
Taco Bell	Foley	AL	—	360	1,460	—	1,820	(480)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Taco Bell	Mobile	AL	—	160	1,973	—	2,133	(648)	6/27/2013	1995
Taco Bell	SaraLand	AL	—	150	1,063	—	1,213	(350)	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	440	1,167	(1,020)	587	—	6/27/2013	1995
Taco Bell	Jacksonville	FL	—	340	1,383	—	1,723	(455)	6/27/2013	1995
Taco Bell	Pensacola	FL	—	140	1,897	(1,424)	613	—	6/27/2013	1995
Taco Bell	Augusta	GA	—	220	1,292	—	1,512	(425)	6/27/2013	1995
Taco Bell	Hephzibah	GA	—	330	930	(977)	283	—	6/27/2013	1995
Taco Bell	Jesup	GA	—	230	715	—	945	(235)	6/27/2013	1995
Taco Bell	Waycross	GA	—	170	1,115	—	1,285	(366)	6/27/2013	1995
Taco Bell	Brunswick	OH	—	400	1,267	—	1,667	(416)	6/27/2013	1995
Taco Bell	North Olmstead	OH	—	390	904	—	1,294	(297)	6/27/2013	1995
Long John Silver's / Taco Bell	Ashtabula	OH	—	440	1,640	—	2,080	(539)	6/27/2013	1995
Wendy's	Swanton	OH	—	430	1,233	—	1,663	(405)	6/27/2013	1995
Wendy's	Sylvania	OH	—	300	799	—	1,099	(263)	6/27/2013	1995
Wendy's	Millington	TN	—	380	1,208	—	1,588	(397)	6/27/2013	1995
Wendy's	Bluefield	VA	—	450	1,927	—	2,377	(633)	6/27/2013	1995
Wendy's	Beaver	WV	—	290	1,156	—	1,446	(380)	6/27/2013	1995
Ale House	Orlando	FL	—	290	3,647	(1,300)	2,637	(468)	6/27/2013	1995
Applebee's	Greenville	SC	—	600	2,166	(1,528)	1,238	(108)	6/27/2013	1995
Arby's	Arvada	CO	—	190	1,465	—	1,655	(482)	6/27/2013	1995
Arby's	Indianapolis	IN	—	370	1,130	—	1,500	(371)	6/27/2013	1995
Arby's	Flint	MI	—	110	1,422	—	1,532	(467)	6/27/2013	1995
Arby's	Saginaw	MI	—	310	1,110	—	1,420	(365)	6/27/2013	1995
Arby's	South Haven	MI	—	260	573	—	833	(188)	6/27/2013	1995
Boston Market	Indianapolis	IN	—	930	—	(373)	557	(4)	6/27/2013	1995
Boston Market	Fayetteville	NC	—	460	1,520	—	1,980	(500)	6/27/2013	1995
Boston Market	Raleigh	NC	—	280	1,015	—	1,295	(334)	6/27/2013	1995
Salty's	Jasper	AL	—	140	219	—	359	(73)	6/27/2013	1995
Bruegger's Bagels	Iowa City	IA	—	40	379	(8)	411	(124)	6/27/2013	1995
Burger King	Atlanta	GA	—	380	499	—	879	(164)	6/27/2013	1995
Burger King	Durham	NC	—	170	352	—	522	(116)	6/27/2013	1995
Burger King	Edison	NJ	—	480	1,075	—	1,555	(353)	6/27/2013	1995
Burger King	Albany	NY	—	330	850	—	1,180	(280)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Burger King	Central Square	NY	—	500	1,189	—	1,689	(391)	6/27/2013	1995
Burger King	Old Forge	PA	—	390	905	126	1,421	(138)	6/27/2013	1995
Captain D's	Statesboro	GA	—	350	401	—	751	(132)	6/27/2013	1995
Checkers	Huntsville	AL	—	689	—	—	689	—	6/27/2013	1995
Checkers	Fayetteville	GA	—	681	—	—	681	—	6/27/2013	1995
Chipper's Grill	Streator	IL	—	190	255	—	445	(85)	6/27/2013	1995
Denny's	Merriam	KS	—	390	1,150	—	1,540	(382)	6/27/2013	1995
Denny's	Branson	MO	—	620	2,209	—	2,829	(734)	6/27/2013	1995
Denny's	N. Kansas City	MO	—	630	937	—	1,567	(311)	6/27/2013	1995
Denny's	Sedalia	MO	—	500	783	—	1,283	(260)	6/27/2013	1995
Denny's	Black Mountain	NC	—	210	505	—	715	(168)	6/27/2013	1995
Denny's	Fremont	OH	—	320	975	—	1,295	(324)	6/27/2013	1995
Denny's	Ontario	OR	—	240	1,067	—	1,307	(355)	6/27/2013	1995
Denny's	Pasadena	TX	—	500	1,316	—	1,816	(438)	6/27/2013	1995
Einstein Bros. Bagels	Dearborn	MI	—	190	724	—	914	(238)	6/27/2013	1995
Golden Corral	Evansville	IN	—	670	2,707	—	3,377	(900)	6/27/2013	1995
Golden Corral	Kokomo	IN	—	780	2,107	—	2,887	(700)	6/27/2013	1995
Hibachi Buffet Krab Hut	Albany	GA	—	460	1,863	—	2,323	(619)	6/27/2013	1995
Golden Corral	Brunswick	GA	—	390	2,093	—	2,483	(695)	6/27/2013	1995
Golden Corral	Council Bluffs	IA	—	1,140	1,460	—	2,600	(485)	6/27/2013	1995
Golden Corral	Aberdeen	NC	—	690	1,566	—	2,256	(520)	6/27/2013	1995
Golden Corral	Lincoln	NE	—	300	2,930	—	3,230	(974)	6/27/2013	1995
Golden Corral	Farmington	NM	—	270	3,174	(2,023)	1,421	(227)	6/27/2013	1995
Golden Corral	Columbus	OH	—	770	2,476	—	3,246	(823)	6/27/2013	1995
Golden Corral	Cookeville	TN	—	800	1,937	—	2,737	(644)	6/27/2013	1995
Golden Corral	Bristol	VA	—	750	2,276	—	3,026	(757)	6/27/2013	1995
Vacant	Hueytown	AL	—	60	639	(311)	388	(22)	6/27/2013	1995
Hardee's	Old Fort	NC	—	300	904	—	1,204	(297)	6/27/2013	1995
Hardee's	Chapin	SC	—	380	741	—	1,121	(244)	6/27/2013	1995
Hardee's	Bloomingdale	TN	—	270	844	—	1,114	(277)	6/27/2013	1995
Hardee's	Clinton	TN	—	390	893	—	1,283	(294)	6/27/2013	1995
Hardee's	Crossville	TN	—	300	689	—	989	(226)	6/27/2013	1995
Hardee's / Red Burrito	Attalla	AL	—	220	896	—	1,116	(295)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
IHOP	Natchitoches	LA	—	750	89	—	839	(30)	6/27/2013	1995
IHOP	Fort Worth	TX	—	560	1,879	1	2,440	(625)	6/27/2013	1995
Jack in the Box	Burley	ID	—	240	1,430	—	1,670	(470)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,325	—	1,745	(436)	6/27/2013	1995
Jack in the Box	Arlington	TX	—	420	1,365	—	1,785	(449)	6/27/2013	1995
Jack in the Box	Farmers Branch	TX	—	460	1,640	—	2,100	(539)	6/27/2013	1995
Jack in the Box	Fort Worth	TX	—	490	1,702	—	2,192	(560)	6/27/2013	1995
Jack in the Box	Grand Prairie	TX	—	600	1,856	—	2,456	(610)	6/27/2013	1995
Jack in the Box	Grapevine	TX	—	470	1,344	—	1,814	(442)	6/27/2013	1995
Jack in the Box	Houston	TX	—	460	1,437	—	1,897	(473)	6/27/2013	1995
Jack in the Box	Houston	TX	—	390	1,172	—	1,562	(385)	6/27/2013	1995
Jack in the Box	Houston	TX	—	330	1,845	—	2,175	(606)	6/27/2013	1995
Jack in the Box	Houston	TX	—	410	1,621	—	2,031	(533)	6/27/2013	1995
Jack in the Box	Houston	TX	—	450	1,396	—	1,846	(459)	6/27/2013	1995
Jack in the Box	Mesquite	TX	—	560	1,652	—	2,212	(543)	6/27/2013	1995
Jack in the Box	Port Arthur	TX	—	460	1,405	—	1,865	(462)	6/27/2013	1995
Jack in the Box	San Antonio	TX	—	350	1,249	—	1,599	(410)	6/27/2013	1995
Jack in the Box	Spring	TX	—	450	1,487	—	1,937	(489)	6/27/2013	1995
Kentucky Fried Chicken	Deming	NM	—	220	691	—	911	(227)	6/27/2013	1995
Kentucky Fried Chicken	Las Cruces	NM	—	270	498	—	768	(164)	6/27/2013	1995
Leeann Chin	Blaine	MN	—	480	528	—	1,008	(174)	6/27/2013	1995
Long John Silver's / A&W	Clovis	NM	—	210	705	(377)	538	(86)	6/27/2013	1995
Pizza Hut/WingStreet	Bozeman	MT	—	150	343	—	493	(114)	6/27/2013	1995
Pizza Hut/WingStreet	Glasgow	MT	—	120	217	—	337	(72)	6/27/2013	1995
Pizza Hut/WingStreet	Livingston	MT	—	130	245	—	375	(81)	6/27/2013	1995
Pizza Hut/WingStreet	Knoxville	TN	—	300	546	—	846	(181)	6/27/2013	1995
Popeyes	Channelview	TX	—	220	401	—	621	(132)	6/27/2013	1995
Vacant	Kennesaw	GA	—	210	46	—	256	(15)	6/27/2013	1995
Shoney's	Gadsden	AL	—	220	707	—	927	(235)	6/27/2013	1995
Shoney's	Grayson	KY	—	420	406	—	826	(135)	6/27/2013	1995
Shoney's	Hattiesburg	MS	—	730	618	—	1,348	(205)	6/27/2013	1995
Shoney's	Jackson	MS	—	360	572	—	932	(190)	6/27/2013	1995
Shoney's	Summerville	SC	—	350	800	—	1,150	(266)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Shoney's	Cookeville	TN	—	510	760	—	1,270	(252)	6/27/2013	1995
Shoney's	Lawrenceburg	TN	—	330	873	—	1,203	(290)	6/27/2013	1995
Shoney's	Charleston	WV	—	190	543	—	733	(181)	6/27/2013	1995
Shoney's	Lewisburg	WV	—	110	642	—	752	(213)	6/27/2013	1995
Shoney's	Princeton	WV	—	90	593	—	683	(197)	6/27/2013	1995
Shoney's	Ripley	WV	—	200	599	—	799	(199)	6/27/2013	1995
Sonny's Real Pit BBQ	Conyers	GA	—	450	663	—	1,113	(220)	6/27/2013	1995
Sweet Tomato	Coral Springs	FL	—	790	1,625	—	2,415	(540)	6/27/2013	1995
Taco Bell	Kingston	TN	—	280	714	300	1,294	(281)	6/27/2013	1995
Taco Bell / Pizza Hut	Dallas	TX	—	420	1,582	—	2,002	(520)	6/27/2013	1995
Taco Cabana	Austin	TX	—	700	2,105	—	2,805	(692)	6/27/2013	1995
Taco Cabana	Pasadena	TX	—	420	1,420	—	1,840	(467)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	600	1,955	—	2,555	(643)	6/27/2013	1995
Taco Cabana	Schertz	TX	—	520	1,408	—	1,928	(463)	6/27/2013	1995
Texas Roadhouse	Cedar Rapids	IA	—	430	2,194	—	2,624	(729)	6/27/2013	1995
Wendy's	Salisbury	MD	—	370	1,299	—	1,669	(427)	6/27/2013	1995
Ale House	St. Petersburg	FL	—	930	3,116	—	4,046	(1,036)	6/27/2013	1995
Applebee's	Clinton	IA	—	490	1,184	—	1,674	(393)	6/27/2013	1995
Applebee's	Fort Dodge	IA	—	—	1,363	—	1,363	(656)	6/27/2013	1995
Applebee's	Marshalltown	IA	—	660	1,175	—	1,835	(390)	6/27/2013	1995
Applebee's	Mason City	IA	—	340	1,495	—	1,835	(497)	6/27/2013	1995
Applebee's	Muscatine	IA	—	330	1,266	—	1,596	(421)	6/27/2013	1995
Applebee's	Sterling	IL	—	390	1,291	—	1,681	(429)	6/27/2013	1995
Arby's	Kansas CIty	KS	—	280	364	—	644	(120)	6/27/2013	1995
Arby's	Salina	KS	—	540	300	64	904	(26)	6/27/2013	1995
Arby's	Topeka	KS	—	270	433	—	703	(142)	6/27/2013	1995
Arby's	Alma	MI	—	380	408	—	788	(134)	6/27/2013	1995
Arby's	Chesterfield	MI	—	210	841	—	1,051	(276)	6/27/2013	1995
Arby's	Davison	MI	—	420	631	—	1,051	(208)	6/27/2013	1995
Arby's	Flint	MI	—	230	1,428	—	1,658	(470)	6/27/2013	1995
Arby's	Midland	MI	—	340	753	—	1,093	(248)	6/27/2013	1995
Arby's	Waterford	MI	—	180	962	—	1,142	(316)	6/27/2013	1995
Arby's	Port Huron	MI	—	210	868	—	1,078	(285)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Arby's	Allentown	PA	—	600	1,652	—	2,252	(543)	6/27/2013	1995
Arby's	Carlisle	PA	—	200	472	—	672	(155)	6/27/2013	1995
Arby's	Hanover	PA	—	400	921	—	1,321	(303)	6/27/2013	1995
Arby's	Amarillo	TX	—	260	627	—	887	(206)	6/27/2013	1995
Yemen Kitchen	Raleigh	NC	—	230	654	—	884	(215)	6/27/2013	1995
Buca di Beppo Italian	Wheeling	IL	—	450	1,272	—	1,722	(423)	6/27/2013	1995
Buca di Beppo Italian	Westlake	OH	—	370	887	—	1,257	(295)	6/27/2013	1995
Burger King	Tucson	AZ	—	300	1,307	250	1,857	(446)	6/27/2013	1995
Burger King	Fort Oglethorpe	GA	—	170	2,175	—	2,345	(715)	6/27/2013	1995
Burger King	Caribou	ME	—	770	440	(853)	357	(2)	6/27/2013	1995
Burger King	Cohoes	NY	—	270	563	—	833	(185)	6/27/2013	1995
Burger King	Montgomery	NY	—	480	1,042	—	1,522	(343)	6/27/2013	1995
Burger King	Schenectady	NY	—	380	936	—	1,316	(308)	6/27/2013	1995
Burger King	Elko	NV	—	260	1,001	—	1,261	(329)	6/27/2013	1995
Burger King	Willoughby	OH	—	410	1,005	—	1,415	(330)	6/27/2013	1995
Vacant	Ardmore	OK	—	270	1,023	—	1,293	(336)	6/27/2013	1995
Burger King	Roseburg	OR	—	350	886	—	1,236	(291)	6/27/2013	1995
Burger King	Gaffney	SC	—	370	880	—	1,250	(289)	6/27/2013	1995
Burger King	Greenville	SC	—	420	571	—	991	(188)	6/27/2013	1995
Burger King	Bluefield	WV	—	210	1,163	—	1,373	(382)	6/27/2013	1995
Charleston's	Carmel	IN	—	140	3,016	—	3,156	(1,002)	6/27/2013	1995
Dairy Queen	Mauldin	SC	—	133	—	—	133	—	6/27/2013	1995
Dairy Queen	Alto	TX	—	50	110	—	160	(36)	6/27/2013	1995
Dairy Queen	Pineland	TX	—	40	120	—	160	(40)	6/27/2013	1995
Dairy Queen	Silsbee	TX	—	60	100	—	160	(33)	6/27/2013	1995
Dukin Donuts/Baskin-Robbins	Dearborn Heights	MI	—	230	846	—	1,076	(278)	6/27/2013	1995
Grandy's	Ardmore	OK	—	454	—	—	454	—	6/27/2013	1995
Grandy's	Moore	OK	—	320	428	—	748	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	260	380	—	640	—	6/27/2013	1995
Grandy's	Oklahoma City	OK	—	320	289	—	609	—	6/27/2013	1995
Hardee's	Aiken	SC	—	220	450	—	670	(148)	6/27/2013	1995
Jack in the Box	Belleville	IL	—	200	966	—	1,166	(318)	6/27/2013	1995
Vacant	Houston	TX	—	900	1,749	(699)	1,950	(11)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
McAlisters	Murfreesboro	TN	—	310	720	—	1,030	(239)	6/27/2013	1995
Lifetime Dentistry Chickasha	Chickasha	OK	—	100	186	—	286	(64)	6/27/2013	1995
Popeyes	Houston	TX	—	190	452	—	642	(149)	6/27/2013	1995
Vacant	Memphis	TN	—	100	283	167	550	—	6/27/2013	1995
Spaghetti Warehouse	Arlington	TX	—	630	1,400	—	2,030	(465)	6/27/2013	1995
Vacant	Dallas	TX	—	810	1,656	—	2,466	(550)	6/27/2013	1995
Spaghetti Warehouse	San Antonio	TX	—	1,140	1,434	(1,063)	1,511	(126)	6/27/2013	1995
Subway	Knoxville	TN	—	160	349	—	509	(115)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,740	—	2,240	(572)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	280	1,695	—	1,975	(557)	6/27/2013	1995
Taco Cabana	San Antonio	TX	—	500	1,766	—	2,266	(581)	6/27/2013	1995
Texas Roadhouse	Grand Prairie	TX	—	780	1,867	—	2,647	(621)	6/27/2013	1995
Wendy's	Worcester	MA	—	370	1,288	—	1,658	(423)	6/27/2013	1995
Applebee's	North Canton	OH	—	152	838	—	990	(281)	6/27/2013	1992
Arby's	Guntersville	AL	—	142	503	—	645	(167)	6/27/2013	1986
Vacant	Fountain Hills	AZ	—	241	597	(227)	611	(55)	6/27/2013	1994
Arby's	Phoenix	AZ	—	559	618	200	1,377	(219)	6/27/2013	1995
Accomplishments Through People	Columbus	GA	—	170	—	—	170	—	6/27/2013	1987
Burger King	Anchorage	AK	—	427	489	200	1,116	(162)	6/27/2013	1982
Burger King	Largo	FL	—	683	412	—	1,095	(137)	6/27/2013	1984
Burger King	Springfield	MA	—	983	516	—	1,499	(171)	6/27/2013	1974
Vacant	East Greenbush	NY	—	404	269	(548)	125	—	6/27/2013	1980
Burger King	Spanaway	WA	—	509	1,628	—	2,137	(540)	6/27/2013	1997
Captain D's	Duncanville	TX	—	295	246	—	541	(82)	6/27/2013	1982
Checkers	Tampa	FL	—	736	—	—	736	—	6/27/2013	1995
Denny's	Peoria	AZ	—	310	457	—	767	(153)	6/27/2013	1983
Denny's	Tempe	AZ	—	378	245	—	623	(80)	6/27/2013	1980
Denny's	Idaho Falls	ID	—	196	432	—	628	(138)	6/27/2013	1995
Vacant	Albemarle	NC	—	483	457	(590)	350	(3)	6/27/2013	1995
FedEx	Homewood	AL	—	522	779	—	1,301	(253)	6/27/2013	2000
Vacant	Midwest City	OK	—	1,175	1,708	(983)	1,900	(263)	6/27/2013	1991
Golden Corral	Norman	OK	—	345	2,107	—	2,452	(706)	6/27/2013	1994
Golden Corral	College Station	TX	—	1,265	1,718	—	2,983	(575)	6/27/2013	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Golden Corral	Houston	TX	—	1,147	2,447	(64)	3,530	(820)	6/27/2013	1995
Grandy's	Arlington	TX	—	734	—	—	734	—	6/27/2013	1986
Grandy's	Carrollton	TX	—	847	—	—	847	—	6/27/2013	1986
Grandy's	Fort Worth	TX	—	777	—	—	777	—	6/27/2013	1995
Grandy's	Fort Worth	TX	—	811	—	—	811	—	6/27/2013	1985
Grandy's	Garland	TX	—	623	—	—	623	—	6/27/2013	1980
Grandy's	Garland	TX	—	859	—	—	859	—	6/27/2013	1985
Grandy's	Irving	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Lancaster	TX	—	780	—	—	780	—	6/27/2013	1984
Grandy's	Mesquite	TX	—	871	—	—	871	—	6/27/2013	1983
Grandy's	Plano	TX	—	871	—	—	871	—	6/27/2013	1980
Hardee's	Canton	GA	—	488	539	—	1,027	(179)	6/27/2013	1983
Hardee's	Mount Vernon	IA	—	320	480	(6)	794	(159)	6/27/2013	1987
Jack in the Box	Texas City	TX	—	454	844	—	1,298	(280)	6/27/2013	1991
Lee's Famous Recipe Chicken	Florissant	MO	—	306	560	—	866	(186)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Ann	MO	—	187	571	—	758	(189)	6/27/2013	1984
Lee's Famous Recipe Chicken	St. Louis	MO	—	107	874	—	981	(290)	6/27/2013	1984
Vacant	Mobile	AL	—	127	276	(388)	15	—	6/27/2013	1974
Pizza Hut/WingStreet	East Syracuse	NY	—	137	185	—	322	(61)	6/27/2013	1978
Vacant	Nedrow	NY	—	55	80	(105)	30	—	6/27/2013	1979
Penske	Bedford	OH	—	183	—	—	183	—	6/27/2013	1995
Pizza Hut/WingStreet	Defiance	OH	—	114	197	—	311	(65)	6/27/2013	1977
Pizza Hut/WingStreet	North Olmsted	OH	—	122	153	—	275	(51)	6/27/2013	1977
Pizza Hut/WingStreet	Strongsville	OH	—	74	108	—	182	(36)	6/27/2013	1977
Pizza Hut/WingStreet	Toledo	OH	—	58	173	—	231	(57)	6/27/2013	1978
Pizza Hut/WingStreet	Cedar City	UT	—	52	361	—	413	(120)	6/27/2013	1978
Popeyes	Austin	TX	—	1,216	533	—	1,749	(177)	6/27/2013	1996
TGI Fridays	Warwick	RI	—	1,228	2,775	(1,253)	2,750	(452)	6/27/2013	1983
Verizon Wireless	Statesville	NC	—	207	459	27	693	(151)	6/27/2013	1993
Wendy's	Homewood	AL	—	995	—	—	995	—	6/27/2013	1995
Wendy's	Benton	AR	—	478	1,018	—	1,496	(338)	6/27/2013	1993
Wendy's	Bentonville	AR	—	648	708	—	1,356	(235)	6/27/2013	1993
Wendy's	Bryant	AR	—	529	575	—	1,104	(191)	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Wendy's	Cabot	AR	—	524	707	—	1,231	(234)	6/27/2013	1991
Wendy's	Conway	AR	—	478	594	—	1,072	(197)	6/27/2013	1985
Wendy's	Conway	AR	—	482	833	—	1,315	(276)	6/27/2013	1994
Wendy's	Fayetteville	AR	—	408	830	—	1,238	(275)	6/27/2013	1994
Wendy's	Fort Smith	AR	—	195	1,186	(11)	1,370	(394)	6/27/2013	1995
Wendy's	Fort Smith	AR	—	63	1,016	—	1,079	(337)	6/27/2013	1995
Wendy's	Little Rock	AR	—	278	878	—	1,156	(291)	6/27/2013	1976
Wendy's	Little Rock	AR	—	990	623	—	1,613	(514)	6/27/2013	1982
Wendy's	Little Rock	AR	—	605	463	—	1,068	(154)	6/27/2013	1987
Wendy's	Rogers	AR	—	579	912	—	1,491	(303)	6/27/2013	1995
Wendy's	Russellville	AR	—	356	638	—	994	(211)	6/27/2013	1985
Wendy's	Springdale	AR	—	323	896	—	1,219	(297)	6/27/2013	1994
Wendy's	Springdale	AR	—	410	821	—	1,231	(272)	6/27/2013	1995
Wendy's	Van Buren	AR	—	197	748	—	945	(248)	6/27/2013	1994
Wendy's	Norwich	CT	—	703	937	—	1,640	(311)	6/27/2013	1980
Wendy's	Douglasville	GA	—	605	776	(12)	1,369	(257)	6/27/2013	1993
Wendy's	Millville	NJ	—	373	1,169	—	1,542	(388)	6/27/2013	1994
Wendy's	Columbia	SC	—	1,368	—	—	1,368	(76)	6/27/2013	1995
Wendy's	San Antonio	TX	—	268	630	—	898	(209)	6/27/2013	1985
Wendy's	San Antonio	TX	—	410	451	—	861	(150)	6/27/2013	1987
Wendy's	Burlington	WA	—	425	806	—	1,231	(267)	6/27/2013	1994
Vacant	Youngstown	OH	—	139	232	(196)	175	—	6/27/2013	1976
Whataburger	El Campo	TX	—	693	1,013	—	1,706	(336)	6/27/2013	1986
Abuelo's	Rogers	AR	—	825	2,296	—	3,121	(769)	6/27/2013	2003
Aliberto's Mexican Food	Holbrook	AZ	—	32	96	—	128	(32)	6/27/2013	1981
Applebee's	Brandon	FL	—	2,453	3,647	—	6,100	(1,222)	6/27/2013	1997
Applebee's	Plant City	FL	—	2,079	2,869	—	4,948	(961)	6/27/2013	2001
Applebee's	Valrico	FL	—	1,202	3,274	—	4,476	(1,097)	6/27/2013	1998
Applebee's	Newton	KS	—	504	1,569	—	2,073	(525)	6/27/2013	1998
Applebee's	Ocean Springs	MS	—	673	1,708	(1,359)	1,022	(42)	6/27/2013	2000
Applebee's	Corpus Christi	TX	—	563	2,926	—	3,489	(980)	6/27/2013	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Applebee's	Edinburg	TX	—	898	2,058	—	2,956	(689)	6/27/2013	2006
Applebee's	McAllen	TX	—	1,114	1,988	—	3,102	(666)	6/27/2013	1993
Applebee's	New Braunfels	TX	—	566	1,486	—	2,052	(498)	6/27/2013	1995
Applebee's	San Antonio	TX	—	732	1,796	—	2,528	(601)	6/27/2013	2003
Arby's	Alexander City	AL	—	527	401	—	928	(133)	6/27/2013	1999
Arby's	Kennesaw	GA	—	583	840	—	1,423	(279)	6/27/2013	1984
Arby's	Richmond Hill	GA	—	430	755	—	1,185	(250)	6/27/2013	1984
Arby's	Mount Vernon	IL	—	911	764	—	1,675	(254)	6/27/2013	1999
Arby's	New Albany	IN	—	456	470	—	926	(156)	6/27/2013	2005
Arby's	New Albany	IN	—	325	465	—	790	(154)	6/27/2013	1995
Arby's	Scottsburg	IN	—	526	445	—	971	(148)	6/27/2013	1989
Arby's	Corinth	MS	—	753	429	—	1,182	(142)	6/27/2013	1984
Black Meg 43	Copperas Cove	TX	—	151	151	(105)	197	(6)	6/27/2013	1979
Bojangles	Hickory	NC	—	749	1,789	—	2,538	(593)	6/27/2013	1973
Bojangles	Taylorsville	NC	—	436	1,108	—	1,544	(367)	6/27/2013	1987
Burger King	Denver	CO	—	872	1,242	—	2,114	(412)	6/27/2013	1994
Burger King	Clearwater	FL	—	981	591	—	1,572	(196)	6/27/2013	1980
Burger King	Alpharetta	GA	—	635	865	—	1,500	(287)	6/27/2013	1998
Burger King	Alpharetta	GA	—	1,128	977	—	2,105	(324)	6/27/2013	1993
Burger King	Alpharetta	GA	—	795	943	—	1,738	(313)	6/27/2013	1997
Burger King	Alpharetta	GA	—	501	1,219	—	1,720	(404)	6/27/2013	2001
Burger King	Martinez	GA	—	909	1,350	—	2,259	(448)	6/27/2013	1998
Burger King	Thomson	GA	—	748	876	—	1,624	(291)	6/27/2013	1988
Burger King	Springfield	IL	—	354	677	(562)	469	(19)	6/27/2013	1995
Burger King	Gary	IN	—	544	606	—	1,150	(201)	6/27/2013	1987
Burger King	Amesbury	MA	—	835	1,217	—	2,052	(404)	6/27/2013	1977
Burger King	Brandon	MS	—	649	1,513	—	2,162	(502)	6/27/2013	1981
Burger King	Chadbourn	NC	—	353	797	—	1,150	(264)	6/27/2013	1999
Burger King	Claremont	NC	—	646	646	—	1,292	(214)	6/27/2013	2000
Burger King	Clinton	NC	—	494	801	—	1,295	(266)	6/27/2013	1999
Burger King	Wilmington	NC	—	573	870	—	1,443	(289)	6/27/2013	1999
Burger King	Dover	NH	—	1,159	952	—	2,111	(316)	6/27/2013	1970
Burger King	Hamburg	NY	—	403	383	—	786	(127)	6/27/2013	1974

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Burger King	Austin	TX	—	666	999	(516)	1,149	(161)	6/27/2013	1998
Burger King	Germantown	WI	—	644	1,300	200	2,144	(431)	6/27/2013	1986
Burger King	Marshfield	WI	—	232	885	—	1,117	(294)	6/27/2013	1986
Burger King	Weston	WI	—	329	718	—	1,047	(238)	6/27/2013	1987
Captain D's	Florence	KY	—	248	325	—	573	(108)	6/27/2013	1981
Carl's Jr.	Purcell	OK	—	77	513	—	590	(170)	6/27/2013	1980
Vacant	Brandon	FL	—	860	3,071	(2,202)	1,729	(229)	6/27/2013	2003
Chedder's Casual Cafe	Bolingbrook	IL	—	1,344	1,760	—	3,104	(590)	6/27/2013	1997
Chedder's Casual Cafe	Lubbock	TX	—	1,053	2,345	—	3,398	(785)	6/27/2013	1997
Chilis	East Peoria	IL	—	1,023	2,347	—	3,370	(786)	6/27/2013	2003
China Buffet	Alvin	TX	—	110	299	—	409	(100)	6/27/2013	1982
China Buffet	Angleton	TX	—	127	272	—	399	(91)	6/27/2013	1982
Denny's	Marion	OH	—	115	390	—	505	(131)	6/27/2013	1989
Furr's	Garland	TX	—	1,529	3,715	—	5,244	(1,244)	6/27/2013	2008
Golden Corral	Gilbert	AZ	—	871	2,910	—	3,781	(975)	6/27/2013	2006
Golden Corral	Goodyear	AZ	—	686	1,939	—	2,625	(649)	6/27/2013	2006
Golden Corral	Surprise	AZ	—	1,258	4,068	—	5,326	(1,363)	6/27/2013	2007
Golden Corral	Palatka	FL	—	853	1,048	(471)	1,430	(183)	6/27/2013	1997
Golden Corral	Zanesville	OH	—	487	2,030	—	2,517	(680)	6/27/2013	2002
Hardee's	Pace	FL	—	419	435	—	854	(144)	6/27/2013	1991
Hardee's	Williston	FL	—	395	553	—	948	(184)	6/27/2013	1992
Hardee's	Sparta	NC	—	372	346	—	718	(115)	6/27/2013	1983
Hardee's	Erwin	TN	—	346	406	—	752	(135)	6/27/2013	1982
Vacant	Auburn	AL	—	1,111	933	—	2,044	(313)	6/27/2013	1998
Vacant	Montgomery	AL	—	941	—	(591)	350	—	6/27/2013	1998
IHOP	Bossier City	LA	—	541	1,342	—	1,883	(449)	6/27/2013	1998
Johnny Carinos	Rogers	AR	—	997	2,540	—	3,537	(851)	6/27/2013	2001
Johnny Carinos	Houston	TX	—	1,328	2,656	—	3,984	(890)	6/27/2013	2002
Kentucky Fried Chicken	Bloomington	IL	—	576	1,466	—	2,042	(486)	6/27/2013	2004
Kentucky Fried Chicken	Decatur	IL	—	276	1,619	—	1,895	(537)	6/27/2013	2001
Kentucky Fried Chicken / A&W	Granite City	IL	—	102	1,083	—	1,185	(359)	6/27/2013	1987
Kentucky Fried Chicken	Crawfordsville	IN	—	159	1,068	—	1,227	(354)	6/27/2013	1979
Kentucky Fried Chicken	Franklin	IN	—	205	1,375	—	1,580	(456)	6/27/2013	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Kentucky Fried Chicken	Greenwood	IN	—	339	1,405	—	1,744	(466)	6/27/2013	1976
Kentucky Fried Chicken / A&W	Allison Park	PA	—	246	683	—	929	(227)	6/27/2013	1978
Kentucky Fried Chicken	Germantown	WI	—	368	913	—	1,281	(303)	6/27/2013	1989
Kentucky Fried Chicken	Green Bay	WI	—	208	1,022	—	1,230	(339)	6/27/2013	1986
Kentucky Fried Chicken	Milwaukee	WI	—	396	773	—	1,169	(256)	6/27/2013	1991
Kentucky Fried Chicken	Milwaukee	WI	—	281	795	—	1,076	(264)	6/27/2013	1992
Kentucky Fried Chicken	Milwaukee	WI	—	89	750	—	839	(249)	6/27/2013	1989
Kentucky Fried Chicken	Milwaukee	WI	—	197	975	—	1,172	(323)	6/27/2013	1991
Kentucky Fried Chicken	Milwaukee	WI	—	138	924	—	1,062	(306)	6/27/2013	1992
Kentucky Fried Chicken	South Milwaukee	WI	—	197	695	—	892	(231)	6/27/2013	1993
Kentucky Fried Chicken	Wauwatosa	WI	—	135	615	—	750	(204)	6/27/2013	1992
Kentucky Fried Chicken	West Bend	WI	—	185	705	—	890	(234)	6/27/2013	1972
Kentucky Fried Chicken	Charleston	IL	—	282	1,514	—	1,796	(502)	6/27/2013	2003
Long John Silver's / A&W	Collinsville	IL	—	220	940	—	1,160	(312)	6/27/2013	2006
Long John Silver's / A&W	Fairview Heights	IL	—	258	525	—	783	(174)	6/27/2013	1976
Long John Silver's / A&W	Jacksonville	IL	—	171	431	—	602	(143)	6/27/2013	1978
Long John Silver's / A&W	Litchfield	IL	—	194	996	—	1,190	(330)	6/27/2013	1986
Long John Silver's / A&W	Marion	IL	—	305	1,059	(924)	440	(15)	6/27/2013	1983
Long John Silver's / A&W	Mount Carmel	IL	—	105	484	—	589	(161)	6/27/2013	1977
Long John Silver's / A&W	Vandalia	IL	—	101	484	(376)	209	(8)	6/27/2013	1976
Long John Silver's / A&W	West Frankfort	IL	—	244	996	(836)	404	(14)	6/27/2013	1977
Long John Silver's / A&W	Wood River	IL	—	251	314	—	565	(104)	6/27/2013	1975
Long John Silver's / A&W	Garden City	KS	—	120	530	—	650	(176)	6/27/2013	1978
Long John Silver's / A&W	Hays	KS	—	160	624	—	784	(207)	6/27/2013	1994
Vacant	Englewood	OH	—	547	—	(451)	96	—	6/27/2013	1974
Long John Silver's / A&W	Fairborn	OH	—	103	300	—	403	(99)	6/27/2013	1976
Long John Silver's / A&W	Austin	TX	—	459	477	—	936	(158)	6/27/2013	1993
Long John Silver's / KFC	Green Bay	WI	—	748	563	—	1,311	(187)	6/27/2013	1978
Los Tios Mexican Restaurant	Dalton	OH	—	18	30	—	48	(10)	6/27/2013	1990
McDonald's	Scotland Neck	NC	—	320	—	—	320	—	6/27/2013	2005
O'Charley's	Dalton	GA	—	406	1,817	—	2,223	(609)	6/27/2013	1993
O'Charley's	Tucker	GA	—	1,037	866	—	1,903	(290)	6/27/2013	1993
PDM Realty	Kingston	PA	—	29	—	—	29	—	6/27/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Pizza Hut/WingStreet	Jackson	GA	—	673	735	—	1,408	(244)	6/27/2013	1987
Pizza Hut/WingStreet	Louisville	KY	—	539	499	—	1,038	(166)	6/27/2013	1975
Pizza Hut/WingStreet	Delaware	OH	—	270	721	—	991	(239)	6/27/2013	1975
Pizza Hut/WingStreet	Box Elder	SD	—	68	217	(152)	133	(1)	6/27/2013	1985
Pizza Hut/WingStreet	Crystal City	TX	—	148	453	—	601	(150)	6/27/2013	1981
Ponderosa	Scottsburg	IN	—	430	141	—	571	(47)	6/27/2013	1985
Popeyes	Brandon	FL	—	776	961	—	1,737	(319)	6/27/2013	1978
Popeyes	Tampa	FL	—	673	1,065	—	1,738	(353)	6/27/2013	1976
Popeyes	Winter Haven	FL	—	484	1,001	—	1,485	(332)	6/27/2013	1976
Popeyes	Bayou Vista	LA	—	375	709	—	1,084	(235)	6/27/2013	1985
Popeyes	Franklin	LA	—	283	538	—	821	(178)	6/27/2013	1985
Popeyes	Lafayette	LA	—	434	899	—	1,333	(298)	6/27/2013	1993
Popeyes	Lafayette	LA	—	473	901	—	1,374	(299)	6/27/2013	1996
Popeyes	Marksville	LA	—	487	1,129	—	1,616	(374)	6/27/2013	1987
Popeyes	Greenville	MS	—	513	977	—	1,490	(324)	6/27/2013	1984
Popeyes	Port Arthur	TX	—	408	589	—	997	(195)	6/27/2013	1984
Popeyes	Newport News	VA	—	381	217	—	598	(72)	6/27/2013	2002
Popeyes	Portsmouth	VA	—	369	230	—	599	(76)	6/27/2013	2002
Blue Goose Cantina Mexican	Grapevine	TX	—	572	868	—	1,440	(291)	6/27/2013	1999
Schlotzsky's	Colorado Springs	CO	—	530	530	—	1,060	(176)	6/27/2013	1997
Sonic Drive-In	Wadesboro	NC	—	137	266	—	403	(88)	6/27/2013	2007
TGI Fridays	Blasdell	NY	—	1,215	1,913	—	3,128	(641)	6/27/2013	2000
Taco Bell	Cullman	AL	—	375	1,053	(940)	488	—	6/27/2013	1988
Taco Bell	Hartselle	AL	—	378	781	—	1,159	(259)	6/27/2013	1996
Taco Bell	Jasper	AL	—	445	814	—	1,259	(270)	6/27/2013	1987
Taco Bell	Corona	CA	—	306	1,138	—	1,444	(377)	6/27/2013	1990
Taco Bell	Fairfield	CA	—	500	1,327	—	1,827	(440)	6/27/2013	1985
Taco Bell	Fontana	CA	—	524	1,016	—	1,540	(337)	6/27/2013	1992
Taco Bell	Moreno Valley	CA	—	367	998	—	1,365	(331)	6/27/2013	1992
Taco Bell	Rancho Cucamonga	CA	—	415	1,210	—	1,625	(401)	6/27/2013	1992
Taco Bell	Vacaville	CA	—	522	1,513	—	2,035	(502)	6/27/2013	1985
Taco Bell	Vacaville	CA	—	1,184	1,375	—	2,559	(456)	6/27/2013	1994
Taco Bell	Kennesaw	GA	—	162	601	—	763	(199)	6/27/2013	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Taco Bell	North Corbin	KY	—	139	1,082	—	1,221	(359)	6/27/2013	1986
Kentucky Fried Chicken	Milwaukee	WI	—	533	1,055	—	1,588	(350)	6/27/2013	1978
Taco Bell	Montclair	CA	—	322	900	—	1,222	(299)	6/27/2013	1996
Taco Bell	Rubidoux	CA	—	415	1,223	—	1,638	(405)	6/27/2013	1992
Vacant	Belton	MO	—	476	701	—	1,177	(233)	6/27/2013	2006
Taco Bueno	Frisco	TX	—	601	577	—	1,178	(191)	6/27/2013	2000
Something Different Grill	Lubbock	TX	—	228	561	—	789	(186)	6/27/2013	2000
Taco Bueno	N. Richland Hills	TX	—	423	567	—	990	(188)	6/27/2013	2000
Texas Roadhouse	Kenosha	WI	—	1,061	1,835	(14)	2,882	(615)	6/27/2013	2001
Tire Warehouse	Fitchburg	MA	—	203	704	—	907	(228)	6/27/2013	1982
Tire Warehouse	Bangor	ME	—	289	1,400	—	1,689	(454)	6/27/2013	1977
Wendy's	Anniston	AL	—	454	591	—	1,045	(196)	6/27/2013	1976
Wendy's	Birmingham	AL	—	562	990	—	1,552	(329)	6/27/2013	2005
Wendy's	Phenix City	AL	—	529	1,178	—	1,707	(391)	6/27/2013	1999
Wendy's	Pine Bluff	AR	—	221	1,022	—	1,243	(339)	6/27/2013	1989
Wendy's	Stuttgart	AR	—	67	1,038	—	1,105	(344)	6/27/2013	2001
Vacant	Cocoa	FL	—	249	567	(591)	225	—	6/27/2013	1979
Wendy's	Indialantic	FL	—	592	614	—	1,206	(204)	6/27/2013	1985
Wendy's	Lynn Haven	FL	—	446	852	—	1,298	(283)	6/27/2013	2005
Wendy's	Melbourne	FL	—	550	680	1	1,231	(226)	6/27/2013	1993
Wendy's	New Smyrna Beach	FL	—	476	394	—	870	(131)	6/27/2013	1982
Wendy's	Ormond Beach	FL	—	626	561	—	1,187	(186)	6/27/2013	1994
Wendy's	Panama City(Callaway)	FL	—	461	529	—	990	(175)	6/27/2013	1984
Wendy's	Panama City	FL	—	445	837	—	1,282	(278)	6/27/2013	1987
Wendy's	South Daytona	FL	—	531	432	—	963	(143)	6/27/2013	1980
Wendy's	Tallahassee	FL	—	952	514	—	1,466	(170)	6/27/2013	1986
Wendy's	Tallahassee	FL	—	855	505	—	1,360	(167)	6/27/2013	1986
Wendy's	Titusville	FL	—	415	761	—	1,176	(252)	6/27/2013	1984
Wendy's	Marietta	GA	—	383	506	—	889	(168)	6/27/2013	1994
Wendy's	Brunswick	GA	—	306	435	—	741	(144)	6/27/2013	1985
Wendy's	Columbus	GA	—	701	1,787	—	2,488	(593)	6/27/2013	1999
Wendy's	Columbus	GA	—	743	1,184	1	1,928	(393)	6/27/2013	1988
Wendy's	Columbus	GA	—	478	2,209	—	2,687	(733)	6/27/2013	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Wendy's	Eastman	GA	—	258	473	—	731	(157)	6/27/2013	1996
Wendy's	Lithia Springs	GA	—	668	774	—	1,442	(257)	6/27/2013	1988
Wendy's	Sharpsburg	GA	—	649	1,299	—	1,948	(431)	6/27/2013	2002
Wendy's	Anderson	IN	—	872	736	—	1,608	(244)	6/27/2013	1978
Wendy's	Anderson	IN	—	859	707	1	1,567	(235)	6/27/2013	1978
Wendy's	Pendleton	IN	—	448	894	1	1,343	(297)	6/27/2013	2005
Wendy's	Louisville	KY	—	834	1,379	—	2,213	(457)	6/27/2013	2001
Wendy's	Louisville	KY	—	532	1,221	—	1,753	(405)	6/27/2013	1998
Wendy's	Louisville	KY	—	857	1,420	1	2,278	(471)	6/27/2013	2000
Wendy's	Minden	LA	—	182	936	—	1,118	(310)	6/27/2013	2001
Wendy's	Baltimore	MD	—	760	802	—	1,562	(266)	6/27/2013	1995
Wendy's	Baltimore	MD	—	904	1,035	1	1,940	(344)	6/27/2013	2002
Wendy's	Landover	MD	—	340	267	—	607	(89)	6/27/2013	1978
Wendy's	Pasadena	MD	—	1,049	1,902	—	2,951	(631)	6/27/2013	1997
Wendy's	District Heights	MD	—	332	275	—	607	(91)	6/27/2013	1979
Wendy's	Madison Heights	MI	—	198	725	(478)	445	(50)	6/27/2013	1998
Wendy's	Bellevue	NE	—	338	484	—	822	(161)	6/27/2013	1981
Wendy's	Buckeye Lake	OH	—	864	877	—	1,741	(291)	6/27/2013	2000
Wendy's	Hamilton	OH	—	655	1,848	—	2,503	(613)	6/27/2013	2001
Wendy's	Hillsboro	OH	—	291	1,408	—	1,699	(467)	6/27/2013	1985
Wendy's	Whitehall	OH	—	716	863	—	1,579	(286)	6/27/2013	1983
Wendy's	Arlington	TX	—	1,322	1,546	—	2,868	(513)	6/27/2013	1994
Wendy's	Dublin	VA	—	384	1,401	1	1,786	(465)	6/27/2013	1993
Wendy's	Emporia	VA	—	631	1,424	—	2,055	(472)	6/27/2013	1994
Wendy's	Hayes	VA	—	304	859	—	1,163	(285)	6/27/2013	1992
Wendy's	Mechanicsville	VA	—	521	704	—	1,225	(234)	6/27/2013	1989
Wendy's	Pounding Mill	VA	—	296	1,404	—	1,700	(466)	6/27/2013	2004
Wendy's	Woodbridge	VA	—	1,193	1,598	—	2,791	(530)	6/27/2013	1996
Wendy's	Woodbridge	VA	—	521	615	—	1,136	(204)	6/27/2013	1978
Wendy's	Fairmont	WV	—	224	1,119	—	1,343	(371)	6/27/2013	1983
Wendy's	Ripley	WV	—	273	871	—	1,144	(289)	6/27/2013	1984
Moonshine	Austin	TX	—	837	1,797	—	2,634	(602)	6/27/2013	1998
Fresenius Medical Care	Clinton	NC	—	139	2,655	—	2,794	(741)	6/28/2013	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Fresenius Medical Care	Fairmont	NC	—	201	1,819	7	2,027	(508)	6/28/2013	2002
Fresenius Medical Care	Fayetteville	NC	—	420	2,379	—	2,799	(665)	6/28/2013	1998
Fresenius Medical Care	Fayetteville	NC	—	134	2,551	87	2,772	(714)	6/28/2013	2004
Fresenius Medical Care	Fayetteville	NC	—	178	3,379	99	3,656	(945)	6/28/2013	1999
Fresenius Medical Care	Lumberton	NC	—	117	2,216	—	2,333	(620)	6/28/2013	1986
Fresenius Medical Care	Pembroke	NC	—	81	1,547	—	1,628	(433)	6/28/2013	2009
Fresenius Medical Care	Red Springs	NC	—	101	1,913	—	2,014	(535)	6/28/2013	2000
Fresenius Medical Care	Roseboro	NC	—	74	1,404	—	1,478	(393)	6/28/2013	2010
Fresenius Medical Care	St. Pauls	NC	—	73	1,389	—	1,462	(388)	6/28/2013	2008
Kum & Go	Gillette	WY	—	878	2,048	—	2,926	(664)	6/28/2013	2013
Dollar General	Bastrop	LA	—	148	838	—	986	(270)	7/1/2013	2013
Dollar General	Powhatan Point	OH	—	138	784	—	922	(252)	7/2/2013	2013
Dollar General	Millwood	WV	—	98	881	—	979	(284)	7/2/2013	2013
Dollar Tree/Family Dollar	Gretna	VA	—	131	744	—	875	(240)	7/2/2013	2012
Walgreens	Denver	CO	3,350	—	4,050	—	4,050	(1,392)	7/2/2013	2008
CVS	Columbia	SC	2,278	—	2,811	—	2,811	(822)	7/2/2013	2006
Dollar General	West Union	SC	—	46	868	—	914	(280)	7/3/2013	2011
Fresenius Medical Care	Fairhope	AL	—	—	2,035	—	2,035	(564)	7/8/2013	2006
Fresenius Medical Care	Foley	AL	—	287	2,580	(9)	2,858	(715)	7/8/2013	2009
Fresenius Medical Care	Mobile	AL	—	278	2,505	—	2,783	(695)	7/8/2013	2009
Fresenius Medical Care	Defuniak Springs	FL	—	115	2,180	9	2,304	(605)	7/8/2013	2008
Dollar General	Eagle Grove	IA	—	100	902	—	1,002	(290)	7/9/2013	2013
Dollar General	San Antonio	TX	—	220	880	—	1,100	(283)	7/9/2013	2013
Dollar General	Farmington	NM	—	224	898	—	1,122	(289)	7/11/2013	2013
Dollar General	Amarillo	TX	—	198	794	—	992	(256)	7/11/2013	2013
Dollar Tree/Family Dollar	Mount Vernon	IL	—	117	1,050	—	1,167	(338)	7/11/2013	2012
Dollar Tree/Family Dollar	Birch Run	MI	—	81	729	86	896	(253)	7/11/2013	1950
Dollar Tree/Family Dollar	Crosby	MN	—	49	928	39	1,016	(299)	7/11/2013	1985
Dollar Tree/Family Dollar	Toledo	OH	—	226	905	—	1,131	(291)	7/11/2013	1942
Dollar Tree/Family Dollar	Webster	WI	—	43	808	—	851	(260)	7/11/2013	2013
Dollar Tree/Family Dollar	Alderson	WV	—	166	663	—	829	(214)	7/11/2013	2012
Walgreens	Castle Rock	CO	3,953	1,581	3,689	—	5,270	(1,268)	7/11/2013	2002
Advance Auto Parts	Eden	NC	—	320	746	—	1,066	(240)	7/16/2013	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Edinburg	TX	—	102	914	—	1,016	(294)	7/16/2013	2013
Kum & Go	Muskogee	OK	—	423	1,691	—	2,114	(544)	7/22/2013	2013
Monro Muffler	Waukesha	WI	—	228	684	—	912	(234)	7/23/2013	2002
Dollar Tree/Family Dollar	Harrison	TN	—	74	420	—	494	(135)	7/23/2013	2006
SunTrust Bank	Annapolis	MD	—	2,653	2,170	—	4,823	(669)	7/23/2013	1976
SunTrust Bank	Nashville	TN	—	567	305	—	872	(94)	7/23/2013	1954
Dollar General	Batesville	AR	—	32	285	7	324	(92)	7/25/2013	1998
Dollar General	Batesville	AR	—	42	374	78	494	(126)	7/25/2013	1999
Dollar General	Beebe	AR	—	51	478	52	581	(155)	7/25/2013	1999
Dollar General	Blytheville	AR	—	30	285	50	365	(96)	7/25/2013	2000
Dollar General	Des Arc	AR	—	56	508	53	617	(171)	7/25/2013	1999
Dollar General	Dumas	AR	—	46	412	23	481	(134)	7/25/2013	2000
Dollar General	Gassville	AR	—	54	325	21	400	(106)	7/25/2013	1999
Dollar General	Higden	AR	—	52	469	80	601	(159)	7/25/2013	1999
Dollar General	Lake Village	AR	—	64	362	29	455	(120)	7/25/2013	1998
Dollar General	Lepanto	AR	—	43	389	—	432	(125)	7/25/2013	1995
Dollar General	Little Rock	AR	—	73	412	13	498	(133)	7/25/2013	1999
Dollar General	Marvell	AR	—	40	364	107	511	(129)	7/25/2013	1999
Dollar General	McGehee	AR	—	25	228	29	282	(77)	7/25/2013	1998
Dollar General	Quitman	AR	—	45	426	—	471	(133)	7/25/2013	2001
Dollar General	Searcy	AR	—	29	263	66	358	(90)	7/25/2013	1998
Dollar General	Tuckerman	AR	—	49	280	81	410	(101)	7/25/2013	1999
Dollar General	White Hall	AR	—	43	388	—	431	(125)	7/25/2013	1999
FedEx	Melbourne	FL	—	159	1,433	—	1,592	(514)	7/26/2013	2001
Rite Aid	Burton	MI	—	128	2,541	24	2,693	(870)	7/26/2013	1999
Rubbermaid	Bowling Green	OH	—	714	13,564	—	14,278	(4,869)	7/29/2013	2013
Vacant	Mishawaka	IN	—	375	1,500	—	1,875	(483)	7/30/2013	2013
Walgreens	Adams	MA	—	300	1,200	—	1,500	(412)	7/30/2013	1958
Walgreens	Wilson	NC	—	573	1,337	—	1,910	(459)	7/30/2013	2002
Applebee's	Fall River	MA	—	275	1,558	—	1,833	(535)	7/31/2013	1994
Arby's	Merritt Island	FL	—	297	552	—	849	(175)	7/31/2013	1984
Arby's	Orlando	FL	—	251	585	—	836	(186)	7/31/2013	1985
Arby's	Rockledge	FL	—	381	571	—	952	(181)	7/31/2013	1984

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Arby's	Savannah	GA	—	293	293	—	586	(93)	7/31/2013	1985
Arby's	Fort Wayne	IN	—	529	647	—	1,176	(205)	7/31/2013	1987
Arby's	Winchester	IN	—	341	511	—	852	(162)	7/31/2013	1988
Vacant	Rochester	NY	—	128	384	(337)	175	—	7/31/2013	1985
N/A - Billboard	Memphis	TN	—	33	—	—	33	—	7/31/2013	-
N/A - Billboard	Memphis	TN	—	63	—	—	63	—	7/31/2013	-
N/A - Billboard	Memphis	TN	—	73	—	—	73	—	7/31/2013	-
N/A - Billboard	Memphis	TN	—	90	—	—	90	—	7/31/2013	-
Burger King	Sierra Vista	AZ	—	260	1,041	—	1,301	(330)	7/31/2013	1994
Burger King	Cut Off	LA	—	726	1,088	—	1,814	(345)	7/31/2013	1990
Burger King	Gonzales	LA	—	380	465	—	845	(148)	7/31/2013	1990
Burger King	Lake Charles	LA	—	456	456	—	912	(145)	7/31/2013	1980
Burger King	Lake Charles	LA	—	610	746	—	1,356	(237)	7/31/2013	1990
Burger King	Metairie	LA	—	728	392	—	1,120	(124)	7/31/2013	1990
Burger King	Opelousas	LA	—	964	964	—	1,928	(306)	7/31/2013	1978
Burger King	Raceland	LA	—	356	533	—	889	(169)	7/31/2013	2000
Burger King	Belding	MI	—	221	411	—	632	(130)	7/31/2013	1994
Burger King	Warren	MI	—	248	745	—	993	(237)	7/31/2013	1987
Burger King	Kansas CIty	MO	—	444	1,036	—	1,480	(329)	7/31/2013	1984
Burger King	Asheville	NC	—	728	595	—	1,323	(189)	7/31/2013	1982
Burger King	Irondequoit	NY	—	988	659	—	1,647	(209)	7/31/2013	1980
Burger King	Syracuse	NY	—	606	606	—	1,212	(192)	7/31/2013	1986
Burger King	Mansfield	OH	—	191	766	—	957	(243)	7/31/2013	1985
Burger King	New Philadelphia	OH	—	419	779	—	1,198	(247)	7/31/2013	1986
Cashland	Celina	OH	—	108	132	—	240	(45)	7/31/2013	1995
Checkers	Miami	FL	—	621	—	—	621	—	7/31/2013	1993
Checkers	Orlando	FL	—	1,033	—	—	1,033	—	7/31/2013	1995
Jeremiah's Italian Ice	Winter Springs	FL	—	734	—	—	734	—	7/31/2013	1995
Chilis	Amarillo	TX	—	811	1,893	—	2,704	(650)	7/31/2013	1984
Denny's	Mesa	AZ	—	1,089	891	—	1,980	(306)	7/31/2013	1994
Denny's	Phoenix	AZ	—	825	1,237	—	2,062	(425)	7/31/2013	2005
Denny's	Tempe	AZ	—	1,567	844	—	2,411	(290)	7/31/2013	1995
Denny's	Henrietta	NY	—	361	241	—	602	(83)	7/31/2013	1970

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Eegee's	Tucson	AZ	—	357	436	—	793	(138)	7/31/2013	1990
Vacant	Killeen	TX	—	534	992	(803)	723	(115)	7/31/2013	1993
Golden Corral	Texarkana	TX	—	758	3,031	—	3,789	(962)	7/31/2013	2001
Grandy's	Dallas	TX	—	725	—	—	725	—	7/31/2013	1981
Grandy's	Dallas	TX	—	357	—	—	357	—	7/31/2013	1984
Grandy's	Greenville	TX	—	847	—	—	847	—	7/31/2013	1979
Hardee's	Jacksonville	FL	—	875	583	—	1,458	(185)	7/31/2013	1993
Hardee's	Chester	SC	—	586	563	—	1,149	(157)	7/31/2013	1994
IHOP	Corpus Christi	TX	—	1,176	—	—	1,176	—	7/31/2013	1,995
Jack in the Box	Sacramento	CA	—	476	1,110	—	1,586	(352)	7/31/2013	1991
Taqueria El Rodeo de Jalisco	San Antonio	TX	—	168	206	—	374	(65)	7/31/2013	1965
Mattress Firm	Johnstown	PA	—	389	906	745	2,040	(364)	7/31/2013	1995
Monterey's Tex Mex	Tulsa	OK	—	135	406	(326)	215	(28)	7/31/2013	2001
Mezcal Mexican Restaurant	Grafton	OH	—	64	191	—	255	(66)	7/31/2013	1990
Pizza Hut/WingStreet	Page	AZ	—	66	263	—	329	(84)	7/31/2013	1977
Pizza Hut/WingStreet	Dearborn	MI	—	284	528	—	812	(168)	7/31/2013	1977
Pizza Hut/WingStreet	Beckley	WV	—	160	131	—	291	(42)	7/31/2013	1977
Pizza Hut/WingStreet	Waupaca	WI	—	61	91	35	187	(44)	7/31/2013	1991
Pizza Hut/WingStreet	Huntington	WV	—	190	4	—	194	(1)	7/31/2013	1995
Pizza Hut/WingStreet	Bowling Green	OH	—	141	262	—	403	(83)	7/31/2013	1979
Pizza Hut/WingStreet	Middleburg Hts	OH	—	128	156	—	284	(50)	7/31/2013	1985
Pizza Hut/WingStreet	Sandusky	OH	—	140	171	—	311	(54)	7/31/2013	1982
Vacant	Shamokin	PA	—	54	217	(131)	140	(4)	7/31/2013	1976
Popeyes	Houston	TX	—	295	241	—	536	(76)	7/31/2013	1976
Pizza Hut/WingStreet	Stamford	TX	—	38	115	—	153	(36)	7/31/2013	1995
Pizza Hut/WingStreet	Kanab	UT	—	52	210	—	262	(67)	7/31/2013	1989
Pizza Hut/WingStreet	Abbotsford	WI	—	159	195	—	354	(62)	7/31/2013	1980
Pizza Hut/WingStreet	Antigo	WI	—	45	252	100	397	(102)	7/31/2013	1997
Pizza Hut/WingStreet	Clintonville	WI	—	208	69	—	277	(22)	7/31/2013	1978
Pizza Hut/WingStreet	Eagle River	WI	—	28	159	—	187	(50)	7/31/2013	1991
Pizza Hut/WingStreet	Hayward	WI	—	51	205	—	256	(65)	7/31/2013	1993
Pizza Hut/WingStreet	Merrill	WI	—	83	531	(100)	514	(130)	7/31/2013	1980
Pizza Hut/WingStreet	Neilsville	WI	—	35	106	—	141	(34)	7/31/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Pizza Hut/WingStreet	Plover	WI	—	85	199	100	384	(84)	7/31/2013	1995
Vacant	Schofield	WI	—	106	196	(177)	125	(2)	7/31/2013	1987
Pizza Hut/WingStreet	Stevens Point	WI	—	130	390	100	620	(148)	7/31/2013	1995
Pizza Hut/WingStreet	Tomahawk	WI	—	35	81	—	116	(26)	7/31/2013	1986
Popeyes	Miami	FL	—	220	330	—	550	(105)	7/31/2013	1962
Popeyes	Houston	TX	—	111	166	—	277	(53)	7/31/2013	1976
Vacant	Indiana	PA	—	676	1,255	(1,119)	812	(10)	7/31/2013	2000
Popeyes	Houston	TX	—	278	227	—	505	(72)	7/31/2013	1978
Quincy's Family Steakhouse	Monroe	NC	—	560	458	(246)	772	(83)	7/31/2013	1978
Mr. & Mrs. Crab Seafood	Orlando	FL	—	1,286	—	(114)	1,172	(31)	7/31/2013	1998
Shoney's	Grenada	MS	—	270	809	—	1,079	(257)	7/31/2013	1995
Steak 'n Shake	Tampa	FL	—	951	—	785	1,736	(107)	7/31/2013	1999
Taco Bell	Detroit	MI	—	124	704	—	828	(223)	7/31/2013	1989
Waffle House	Cocoa	FL	—	150	279	—	429	(89)	7/31/2013	1986
Wendy's	Batesville	AR	—	155	878	—	1,033	(279)	7/31/2013	1995
Wendy's	Little Rock	AR	—	501	500	1	1,002	(159)	7/31/2013	1983
Wendy's	Little Rock	AR	—	773	773	—	1,546	(245)	7/31/2013	1994
Filibertos	Payson	AZ	—	679	829	(719)	789	(46)	7/31/2013	1986
Wendy's	Groton	CT	—	1,099	900	—	1,999	(285)	7/31/2013	1978
Wendy's	Bowling Green	OH	—	502	932	(926)	508	(67)	7/31/2013	1994
Vacant	The Dalles	OR	—	201	802	(486)	517	(238)	7/31/2013	1994
Vacant	Anderson	SC	—	734	897	(1,169)	462	(34)	7/31/2013	1995
Wendy's	Greenville	SC	—	516	631	—	1,147	(200)	7/31/2013	1975
Wendy's	N. Myrtle Beach	SC	—	464	861	142	1,467	(273)	7/31/2013	1983
Vacant	Spartanburg	SC	—	699	572	(818)	453	(13)	7/31/2013	1977
Whataburger	Ingleside	TX	—	1,106	474	—	1,580	(150)	7/31/2013	1986
Denny's	Bloomington	MN	—	1,184	—	—	1,184	—	7/31/2013	1995
Long John Silver's / A&W	Penn Hills	PA	—	438	656	—	1,094	(208)	7/31/2013	1993
Wendy's	Port Orange	FL	—	695	569	—	1,264	(181)	7/31/2013	1996
Wendy's	Fairburn	GA	—	1,076	1,316	—	2,392	(418)	7/31/2013	2002
Applebee's	Auburn	AL	—	1,155	1,732	—	2,887	(595)	7/31/2013	1993
Applebee's	Phenix City	AL	—	1,488	2,232	—	3,720	(766)	7/31/2013	1999
Applebee's	Arvada	CO	—	754	1,760	—	2,514	(604)	7/31/2013	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Applebee's	Brighton	CO	—	657	1,972	—	2,629	(677)	7/31/2013	1998
Applebee's	Colorado Springs	CO	—	499	1,996	—	2,495	(685)	7/31/2013	1995
Applebee's	Colorado Springs	CO	—	629	1,888	—	2,517	(648)	7/31/2013	1994
Applebee's	Greeley	CO	—	559	2,235	—	2,794	(767)	7/31/2013	1995
Applebee's	Northglenn	CO	—	578	1,734	—	2,312	(595)	7/31/2013	1993
Applebee's	Pueblo	CO	—	960	2,879	—	3,839	(989)	7/31/2013	1998
Applebee's	Bradenton	FL	—	2,475	3,713	—	6,188	(1,275)	7/31/2013	1994
Applebee's	Crestview	FL	—	943	1,752	—	2,695	(602)	7/31/2013	2000
Applebee's	Crystal River	FL	—	1,328	2,467	—	3,795	(847)	7/31/2013	2001
Applebee's	Davenport	FL	—	1,506	4,517	—	6,023	(1,551)	7/31/2013	2007
Applebee's	Inverness	FL	—	1,977	2,965	—	4,942	(1,018)	7/31/2013	2000
Applebee's	Lakeland	FL	—	1,283	2,383	—	3,666	(818)	7/31/2013	1997
Applebee's	Lakeland	FL	—	1,959	3,638	—	5,597	(1,249)	7/31/2013	2000
Applebee's	Largo	FL	—	2,334	3,501	—	5,835	(1,202)	7/31/2013	1995
Applebee's	New Port Richey	FL	—	1,695	3,147	—	4,842	(1,081)	7/31/2013	1998
Applebee's	Riverview	FL	—	1,849	3,434	—	5,283	(1,180)	7/31/2013	2006
Applebee's	St. Petersburg	FL	—	2,329	3,493	—	5,822	(1,200)	7/31/2013	1994
Applebee's	Temple Terrace	FL	—	2,396	3,594	—	5,990	(1,234)	7/31/2013	1993
Applebee's	Wesley Chapel	FL	—	3,272	3,272	—	6,544	(1,124)	7/31/2013	2000
Applebee's	Winter Haven	FL	—	2,130	2,603	—	4,733	(894)	7/31/2013	1999
Applebee's	Augusta	GA	—	1,254	2,329	—	3,583	(800)	7/31/2013	1987
Applebee's	Dublin	GA	—	1,171	1,431	—	2,602	(491)	7/31/2013	1998
Applebee's	Evans	GA	—	1,426	2,649	—	4,075	(910)	7/31/2013	2004
Applebee's	Milledgeville	GA	—	1,174	1,761	—	2,935	(605)	7/31/2013	1999
Applebee's	Savannah	GA	—	1,329	2,468	—	3,797	(848)	7/31/2013	1994
Applebee's	Boise	ID	—	948	1,761	—	2,709	(605)	7/31/2013	1998
Applebee's	Nampa	ID	—	729	2,915	—	3,644	(1,001)	7/31/2013	2000
Applebee's	Pocatello	ID	—	612	1,837	—	2,449	(631)	7/31/2013	1998
Applebee's	Hobbs	NM	—	600	3,401	—	4,001	(1,168)	7/31/2013	2002
Applebee's	Rio Rancho	NM	—	645	3,654	—	4,299	(1,255)	7/31/2013	1995
Applebee's	Roswell	NM	—	405	2,295	—	2,700	(788)	7/31/2013	1998
Applebee's	Clackamas	OR	—	901	2,103	—	3,004	(722)	7/31/2013	1997
Applebee's	Lake Oswego	OR	—	1,352	1,652	—	3,004	(568)	7/31/2013	1993

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Applebee's	Tualatin	OR	—	1,116	2,072	—	3,188	(712)	7/31/2013	2002
Applebee's	Richland	WA	—	1,112	2,064	—	3,176	(709)	7/31/2013	2003
Applebee's	Vancouver	WA	—	718	1,675	—	2,393	(575)	7/31/2013	2001
Arby's	Apopka	FL	—	464	697	—	1,161	(221)	7/31/2013	1985
Arby's	Atlanta	GA	—	1,207	987	—	2,194	(313)	7/31/2013	1984
Arby's	Hopkinsville	KY	—	432	528	—	960	(168)	7/31/2013	1985
Arby's	Grandville	MI	—	1,133	755	1	1,889	(240)	7/31/2013	1982
Arby's	Wyoming	MI	—	1,513	648	—	2,161	(206)	7/31/2013	1970
Arby's	Chattanooga	TN	—	201	469	—	670	(149)	7/31/2013	1998
Arby's	Memphis	TN	—	449	835	—	1,284	(265)	7/31/2013	1998
Bojangles	Denver	NC	—	1,013	1,881	—	2,894	(597)	7/31/2013	1997
Bojangles	Statesville	NC	—	646	1,937	—	2,583	(615)	7/31/2013	1988
Bruegger's Bagels	Durham	NC	—	312	728	—	1,040	(231)	7/31/2013	1926
Buffalo Wild Wings	Langhorne	PA	—	815	815	—	1,630	(280)	7/31/2013	1999
Burger King	Andalusia	AL	—	181	1,025	—	1,206	(325)	7/31/2013	2000
Burger King	Atmore	AL	—	181	723	—	904	(230)	7/31/2013	2000
Burger King	Brewton	AL	—	307	920	—	1,227	(292)	7/31/2013	1993
Burger King	Dothan	AL	—	628	1,167	(14)	1,781	(370)	7/31/2013	1983
Burger King	Dothan	AL	—	594	1,104	—	1,698	(350)	7/31/2013	1999
Burger King	Enterprise	AL	—	437	655	—	1,092	(208)	7/31/2013	1985
Burger King	Evergreen	AL	—	172	689	—	861	(219)	7/31/2013	1997
Burger King	Monroeville	AL	—	325	604	—	929	(192)	7/31/2013	1997
Burger King	Opp	AL	—	214	857	—	1,071	(272)	7/31/2013	1994
Burger King	Troy	AL	—	461	1,383	—	1,844	(439)	7/31/2013	1984
Burger King	Defuniak Springs	FL	—	362	1,087	—	1,449	(345)	7/31/2013	1989
Burger King	Niceville	FL	—	598	399	—	997	(127)	7/31/2013	1994
Burger King	Panama City	FL	—	319	956	(640)	635	(136)	7/31/2013	1998
Burger King	Springfield	FL	—	324	971	—	1,295	(308)	7/31/2013	1995
Burger King	Tallahassee	FL	—	720	720	—	1,440	(228)	7/31/2013	1998
Burger King	Tallahassee	FL	—	843	454	—	1,297	(144)	7/31/2013	1980
Burger King	Augusta	GA	—	693	2,080	—	2,773	(660)	7/31/2013	1986
Burger King	Bainbridge	GA	—	347	1,042	—	1,389	(331)	7/31/2013	1998
Burger King	Cairo	GA	—	245	981	—	1,226	(311)	7/31/2013	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Burger King	Roswell	GA	—	495	1,156	—	1,651	(367)	7/31/2013	1998
Burger King	Valdosta	GA	—	564	376	—	940	(119)	7/31/2013	1987
Burger King	Des Moines	IA	—	1,160	949	—	2,109	(301)	7/31/2013	1987
Burger King	Perry	IA	—	557	680	—	1,237	(216)	7/31/2013	1997
Burger King	Red Oak	IA	—	334	1,002	—	1,336	(318)	7/31/2013	1988
Burger King	Shenandoah	IA	—	313	582	—	895	(185)	7/31/2013	1988
Burger King	Stuart	IA	—	607	911	—	1,518	(289)	7/31/2013	1997
Burger King	Maywood	IL	—	860	1,051	(357)	1,554	(194)	7/31/2013	2003
Burger King	Detroit	MI	—	614	331	—	945	(105)	7/31/2013	1988
Burger King	Grand Rapids	MI	—	346	807	—	1,153	(256)	7/31/2013	1985
Burger King	Hudsonville	MI	—	451	676	—	1,127	(215)	7/31/2013	1988
Burger King	L'Anse	MI	—	32	616	—	648	(196)	7/31/2013	1999
Burger King	Walker	MI	—	305	711	—	1,016	(226)	7/31/2013	1973
Burger King	Hastings	MN	—	328	608	200	1,136	(211)	7/31/2013	1990
Burger King	Clarksdale	MS	—	865	865	—	1,730	(275)	7/31/2013	1988
Burger King	Cleveland	MS	—	688	1,606	—	2,294	(510)	7/31/2013	1985
Burger King	Greenville	MS	—	573	1,337	—	1,910	(424)	7/31/2013	2004
Burger King	Greenville	MS	—	351	820	—	1,171	(260)	7/31/2013	1993
Burger King	Greenwood	MS	—	692	1,038	—	1,730	(329)	7/31/2013	1988
Burger King	Grenada	MS	—	536	805	—	1,341	(255)	7/31/2013	1989
Burger King	Philadelphia	MS	—	402	939	—	1,341	(298)	7/31/2013	1993
Burger King	Yazoo City	MS	—	489	909	—	1,398	(288)	7/31/2013	1993
Burger King	Blair	NE	—	272	1,087	—	1,359	(345)	7/31/2013	1987
Burger King	Wahoo	NE	—	196	1,109	—	1,305	(352)	7/31/2013	1990
Burger King	Nashua	NH	—	655	655	—	1,310	(208)	7/31/2013	2008
Burger King	Dayton	OH	—	569	466	—	1,035	(148)	7/31/2013	1990
Burger King	Harrisburg	PA	—	619	412	—	1,031	(131)	7/31/2013	1985
Burger King	North Augusta	SC	—	256	1,451	—	1,707	(460)	7/31/2013	1985
Burger King	North Augusta	SC	—	450	1,050	—	1,500	(333)	7/31/2013	1985
Burger King	Gallatin	TN	—	199	463	—	662	(147)	7/31/2013	1984
Burger King	Laredo	TX	—	684	1,026	—	1,710	(325)	7/31/2013	2002
Burger King	Texas City	TX	—	421	782	300	1,503	(285)	7/31/2013	1984
Burger King	Rhinelander	WI	—	260	606	200	1,066	(192)	7/31/2013	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Castle Dental	Murfreesboro	TN	—	256	256	—	512	(88)	7/31/2013	1996
Checkers	Jacksonville	FL	—	731	1,096	—	1,827	(348)	7/31/2013	1993
Chevy's	Miami	FL	—	1,455	783	—	2,238	(269)	7/31/2013	1995
Church's Chicken	Atmore	AL	—	144	574	—	718	(182)	7/31/2013	1976
Church's Chicken	Bay Minette	AL	—	134	757	—	891	(240)	7/31/2013	2003
Church's Chicken	Flomaton	AL	—	173	518	—	691	(164)	7/31/2013	1981
Church's Chicken	Jackson	AL	—	127	719	—	846	(228)	7/31/2013	1982
Church's Chicken	Orlando	FL	—	254	380	—	634	(121)	7/31/2013	1984
Vacant	Augusta	GA	—	178	533	(591)	120	(9)	7/31/2013	1981
Church's Chicken	Augusta	GA	—	256	597	—	853	(189)	7/31/2013	1976
Church's Chicken	Augusta	GA	—	196	458	—	654	(145)	7/31/2013	1984
Church's Chicken	Charleston	SC	—	421	344	—	765	(109)	7/31/2013	1973
Church's Chicken	Charleston	SC	—	500	167	—	667	(53)	7/31/2013	1979
Church's Chicken	Columbia	SC	—	437	437	(486)	388	(13)	7/31/2013	1978
Church's Chicken	Columbia	SC	—	231	428	(393)	266	(12)	7/31/2013	1977
Church's Chicken	Greenville	SC	—	254	472	—	726	(150)	7/31/2013	2009
Church's Chicken	Greenville	SC	—	325	487	(458)	354	(15)	7/31/2013	1984
Church's Chicken	North Charleston	SC	—	302	302	—	604	(96)	7/31/2013	1976
Church's Chicken	North Charleston	SC	—	407	407	—	814	(129)	7/31/2013	1977
Church's Chicken	Orangeburg	SC	—	407	271	(299)	379	(12)	7/31/2013	1985
Church's Chicken	Spartanburg	SC	—	350	525	(432)	443	(18)	7/31/2013	1978
Dairy Queen	Woodville	TX	—	98	65	—	163	(21)	7/31/2013	1980
Denny's	Scottsdale	AZ	—	736	491	—	1,227	(169)	7/31/2013	1980
Fazoli's	Carmel	IN	—	427	522	—	949	(166)	7/31/2013	1986
Golden Corral	Wichita	KS	—	560	1,306	—	1,866	(414)	7/31/2013	2000
Golden Corral	Baytown	TX	—	596	1,788	—	2,384	(567)	7/31/2013	1998
Hardee's	Bremen	GA	—	129	518	—	647	(164)	7/31/2013	1980
Hardee's	Akron	OH	—	207	483	—	690	(153)	7/31/2013	1990
Hardee's	Jefferson	OH	—	242	363	—	605	(115)	7/31/2013	1989
Hardee's	Minerva	OH	—	214	321	—	535	(102)	7/31/2013	1990
Hardee's	Seville	OH	—	151	454	—	605	(144)	7/31/2013	1989
Hardee's	Morristown	TN	—	353	431	—	784	(137)	7/31/2013	1991
Hardee's	Springfield	TN	—	343	515	—	858	(163)	7/31/2013	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
America's PowerSports, Inc.	Round Rock	TX	—	1,688	9,563	—	11,251	(3,284)	7/31/2013	2008
IHOP	Baytown	TX	—	698	1,297	—	1,995	(412)	7/31/2013	1998
Jack in the Box	Cleburne	TX	—	291	1,647	—	1,938	(523)	7/31/2013	2000
Jack in the Box	Missouri City	TX	—	451	837	—	1,288	(266)	7/31/2013	1991
Hooters	Grand Prairie	TX	—	997	2,327	250	3,574	(817)	7/31/2013	2001
Johnny Carinos	Midland	TX	—	998	2,329	—	3,327	(800)	7/31/2013	2000
Cork & Pig	San Angelo	TX	—	769	2,306	43	3,118	(798)	7/31/2013	2005
Taco Bell / KFC	Texarkana	AR	—	111	630	—	741	(200)	7/31/2013	1980
Kentucky Fried Chicken	Dolton	IL	—	167	946	—	1,113	(300)	7/31/2013	1975
Kentucky Fried Chicken	Elmhurst	IL	—	242	969	—	1,211	(307)	7/31/2013	1990
Kentucky Fried Chicken	Hazel Crest	IL	—	153	1,376	—	1,529	(437)	7/31/2013	1982
Kentucky Fried Chicken	Homewood	IL	—	660	1,541	—	2,201	(489)	7/31/2013	1992
Kentucky Fried Chicken	Matteson	IL	—	399	2,259	—	2,658	(717)	7/31/2013	1973
Kentucky Fried Chicken	Mattoon	IL	—	113	1,019	—	1,132	(323)	7/31/2013	1973
Taco Bell / KFC	Oak Forest	IL	—	185	1,047	—	1,232	(332)	7/31/2013	1955
Kentucky Fried Chicken	Rockford	IL	—	201	1,142	—	1,343	(362)	7/31/2013	1995
Kentucky Fried Chicken	Springfield	IL	—	267	1,068	—	1,335	(339)	7/31/2013	1987
Kentucky Fried Chicken	Springfield	IL	—	212	1,203	—	1,415	(382)	7/31/2013	1987
Kentucky Fried Chicken	Westchester	IL	—	238	952	—	1,190	(302)	7/31/2013	1973
Taco Bell	Crawfordsville	IN	—	234	934	—	1,168	(296)	7/31/2013	1991
Kentucky Fried Chicken	Frankfort	IN	—	99	893	—	992	(283)	7/31/2013	1985
Taco Bell	Hartford City	IN	—	99	889	—	988	(282)	7/31/2013	1978
Taco Bell	Kokomo	IN	—	199	798	—	997	(253)	7/31/2013	1993
Taco Bell	Lafayette	IN	—	304	912	—	1,216	(290)	7/31/2013	1990
Kentucky Fried Chicken	Lebanon	IN	—	337	1,348	—	1,685	(428)	7/31/2013	1983
Taco Bell	Noblesville	IN	—	363	545	—	908	(173)	7/31/2013	2005
Taco Bell	Tipton	IN	—	104	936	—	1,040	(297)	7/31/2013	1998
Taco Bell / KFC	Minden	LA	—	274	639	—	913	(203)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	343	514	—	857	(163)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	616	753	—	1,369	(239)	7/31/2013	1995
Taco Bell / KFC	Shreveport	LA	—	427	522	—	949	(166)	7/31/2013	1997
Taco Bell / KFC	Shreveport	LA	—	352	528	—	880	(168)	7/31/2013	1998
Taco Bell / KFC	Mount Pleasant	TX	—	106	952	—	1,058	(302)	7/31/2013	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Taco Bell / KFC	New Boston	TX	—	125	1,127	—	1,252	(358)	7/31/2013	1995
Taco Bell / KFC	Green Bay	WI	—	470	574	—	1,044	(182)	7/31/2013	1986
Taco Bell / KFC	Dunkirk	NY	—	800	978	—	1,778	(310)	7/31/2013	2000
Taco Bell / KFC	Geneva	NY	—	569	695	—	1,264	(221)	7/31/2013	1999
Taco Bell / KFC	Canonsburg	PA	—	176	1,586	—	1,762	(503)	7/31/2013	1996
Logan's Roadhouse	Owasso	OK	—	1,449	2,173	(567)	3,055	(447)	7/31/2013	2006
Long John Silver's / A&W	Merced	CA	—	174	695	—	869	(221)	7/31/2013	1982
Pizza Hut/WingStreet	Eatonton	GA	—	353	353	—	706	(112)	7/31/2013	1988
Pizza Hut/WingStreet	Greensboro	GA	—	569	465	—	1,034	(148)	7/31/2013	1989
Pizza Hut/WingStreet	Salisbury	MD	—	245	734	—	979	(233)	7/31/2013	1983
Pizza Hut/WingStreet	Norwalk	OH	—	77	115	—	192	(37)	7/31/2013	1977
Pizza Hut/WingStreet	Batesburg	SC	—	261	484	—	745	(154)	7/31/2013	1987
Pizza Hut/WingStreet	Cheraw	SC	—	415	507	—	922	(161)	7/31/2013	1984
Pizza Hut/WingStreet	Columbia	SC	—	881	588	—	1,469	(186)	7/31/2013	1977
Pizza Hut/WingStreet	Edgefield	SC	—	221	410	—	631	(130)	7/31/2013	1986
Pizza Hut/WingStreet	Pageland	SC	—	344	420	—	764	(133)	7/31/2013	1999
Pizza Hut/WingStreet	St. George	SC	—	367	245	—	612	(78)	7/31/2013	1980
Pizza Hut/WingStreet	Saluda	SC	—	346	346	—	692	(110)	7/31/2013	1995
Pizza Hut/WingStreet	Santee	SC	—	371	248	—	619	(79)	7/31/2013	1972
Pizza Hut/WingStreet	West Columbia	SC	—	507	415	—	922	(132)	7/31/2013	1980
Pizza Hut/WingStreet	Amarillo	TX	—	339	1,016	—	1,355	(323)	7/31/2013	1976
Pizza Hut/WingStreet	Amarillo	TX	—	254	1,015	—	1,269	(322)	7/31/2013	1980
Pizza Hut/WingStreet	Fort Stockton	TX	—	252	1,007	—	1,259	(319)	7/31/2013	2008
Pizza Hut/WingStreet	Midland	TX	—	414	506	—	920	(161)	7/31/2013	1975
Pizza Hut/WingStreet	Midland	TX	—	506	619	—	1,125	(196)	7/31/2013	1978
Pizza Hut/WingStreet	Monahans	TX	—	361	671	—	1,032	(213)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	456	847	—	1,303	(269)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	588	882	—	1,470	(280)	7/31/2013	1972
Pizza Hut/WingStreet	Odessa	TX	—	572	572	—	1,144	(182)	7/31/2013	1976
Pizza Hut/WingStreet	Odessa	TX	—	627	766	—	1,393	(243)	7/31/2013	1979
Pizza Hut/WingStreet	Odessa	TX	—	457	685	—	1,142	(217)	7/31/2013	1976
Pizza Hut/WingStreet	Pecos	TX	—	387	719	—	1,106	(228)	7/31/2013	1974
Pizza Hut/WingStreet	Ashland	VA	—	589	1,093	(362)	1,320	(27)	7/31/2013	1989

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Pizza Hut/WingStreet	Bedford	VA	—	548	670	(271)	947	(16)	7/31/2013	1977
Pizza Hut/WingStreet	Chester	VA	—	473	1,104	—	1,577	(350)	7/31/2013	1983
Pizza Hut/WingStreet	Christiansburg	VA	—	494	918	(310)	1,102	(23)	7/31/2013	1982
Pizza Hut/WingStreet	Clifton Forge	VA	—	287	861	(271)	877	(22)	7/31/2013	1978
Pizza Hut/WingStreet	Colonial Heights	VA	—	311	311	(119)	503	(8)	7/31/2013	1991
Pizza Hut/WingStreet	Hampton	VA	—	641	345	(137)	849	(9)	7/31/2013	1977
Pizza Hut/WingStreet	Hopewell	VA	—	707	864	(295)	1,276	(22)	7/31/2013	1985
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(188)	7/31/2013	1969
Pizza Hut/WingStreet	Newport News	VA	—	394	591	—	985	(188)	7/31/2013	1970
Pizza Hut/WingStreet	Petersburg	VA	—	378	701	(216)	863	(18)	7/31/2013	1979
Pizza Hut/WingStreet	Richmond	VA	—	666	814	(277)	1,203	(20)	7/31/2013	1978
Pizza Hut/WingStreet	Richmond	VA	—	311	311	(126)	496	(8)	7/31/2013	1991
Popeyes	Jacksonville	FL	—	781	955	—	1,736	(303)	7/31/2013	1955
Popeyes	Lakeland	FL	—	830	830	—	1,660	(263)	7/31/2013	1999
Popeyes	Orlando	FL	—	782	955	—	1,737	(303)	7/31/2013	2004
Popeyes	Eunice	LA	—	382	891	—	1,273	(283)	7/31/2013	1986
Popeyes	Ferguson	MO	—	128	383	—	511	(122)	7/31/2013	1984
Popeyes	St. Louis	MO	—	288	431	—	719	(137)	7/31/2013	1978
Popeyes	Omaha	NE	—	343	515	—	858	(163)	7/31/2013	1996
Popeyes	Omaha	NE	—	264	615	—	879	(195)	7/31/2013	1985
Popeyes	Nederland	TX	—	445	668	—	1,113	(212)	7/31/2013	1988
Popeyes	Orange	TX	—	456	847	—	1,303	(269)	7/31/2013	1984
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Rally's	Indianapolis	IN	—	1,168	—	—	1,168	—	7/31/2013	2005
Sonny's Real Pit BBQ	Venice	FL	—	338	507	—	845	(174)	7/31/2013	1978
TGI Fridays	Royal Palm Beach	FL	—	1,530	1,530	—	3,060	(525)	7/31/2013	2001
TGI Fridays	Ann Arbor	MI	—	547	1,640	—	2,187	(563)	7/31/2013	1998
TGI Fridays	Kentwood	MI	—	281	2,533	—	2,814	(870)	7/31/2013	1983
TGI Fridays	Novi	MI	—	1,042	1,042	—	2,084	(358)	7/31/2013	1994
Wild Bill's Sports Salon	Rochester	MN	—	1,347	1,102	—	2,449	(378)	7/31/2013	1993
China Town Buffet	Bismarck	ND	—	1,038	1,928	—	2,966	(662)	7/31/2013	2000
Taco Bell	Albertville	AL	—	419	778	—	1,197	(247)	7/31/2013	2000
Taco Bell	Dora	AL	—	348	813	(797)	364	—	7/31/2013	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Taco Bell	Warrior	AL	—	364	675	(701)	338	—	7/31/2013	1996
Taco Bell	Winfield	AL	—	278	834	—	1,112	(265)	7/31/2013	2008
Taco Bell	Suisun City	CA	—	355	1,419	—	1,774	(450)	7/31/2013	1986
Taco Bell	Marion	IN	—	496	921	—	1,417	(292)	7/31/2013	1994
Vacant	Dayton	OH	—	129	732	(786)	75	—	7/31/2013	1995
Qdoba Mexican Grill	Hutchinson	KS	—	561	841	—	1,402	(267)	7/31/2013	2000
Taco Bueno	Arlington	TX	—	597	895	—	1,492	(284)	7/31/2013	2000
Burger King	Waco	TX	—	595	892	(842)	645	(16)	7/31/2013	1995
TitleMax	Gainesville	GA	—	221	270	—	491	(93)	7/31/2013	2007
Tumbleweed	Terre Haute	IN	—	434	1,303	—	1,737	(448)	7/31/2013	1997
Tumbleweed	Louisville	KY	—	468	1,404	—	1,872	(482)	7/31/2013	2001
Tumbleweed	Maysville	KY	—	353	823	—	1,176	(283)	7/31/2013	2000
Tumbleweed	Owensboro	KY	—	355	1,420	—	1,775	(488)	7/31/2013	1997
Tumbleweed	Bellefontaine	OH	—	234	938	—	1,172	(322)	7/31/2013	1999
Tumbleweed	Springfield	OH	—	549	1,280	—	1,829	(440)	7/31/2013	1998
Tumbleweed	Wooster	OH	—	342	799	—	1,141	(274)	7/31/2013	1997
Tumbleweed	Zanesville	OH	—	639	1,491	—	2,130	(512)	7/31/2013	1998
Wendy's	Auburn	AL	—	718	1,333	1	2,052	(423)	7/31/2013	2000
Wendy's	Fayetteville	AR	—	463	463	—	926	(147)	7/31/2013	1989
Wendy's	Little Rock	AR	—	532	650	—	1,182	(206)	7/31/2013	1978
Wendy's	Orange	CT	—	1,343	1,641	—	2,984	(521)	7/31/2013	1995
Wendy's	Lake Wales	FL	—	975	1,462	—	2,437	(464)	7/31/2013	1999
Wendy's	Merritt Island	FL	—	720	589	—	1,309	(187)	7/31/2013	1990
Wendy's	Ormond Beach	FL	—	503	503	—	1,006	(160)	7/31/2013	1984
Wendy's	Titusville	FL	—	414	770	—	1,184	(244)	7/31/2013	1996
Wendy's	Albany	GA	—	414	1,656	—	2,070	(525)	7/31/2013	1995
Vacant	Hogansville	GA	—	240	1,359	(1,081)	518	(25)	7/31/2013	1985
Wendy's	Morrow	GA	—	755	922	—	1,677	(293)	7/31/2013	1990
Wendy's	Savannah	GA	—	720	720	—	1,440	(229)	7/31/2013	2001
Wendy's	Bourbonnais	IL	—	346	1,039	—	1,385	(330)	7/31/2013	1993
Wendy's	Joliet	IL	—	642	963	—	1,605	(306)	7/31/2013	1977
Wendy's	Kankakee	IL	—	250	1,419	—	1,669	(450)	7/31/2013	2005
Wendy's	Mokena	IL	—	665	997	—	1,662	(316)	7/31/2013	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Wendy's	Anderson	IN	—	505	757	—	1,262	(240)	7/31/2013	1995
Wendy's	Anderson	IN	—	584	713	—	1,297	(226)	7/31/2013	1976
Wendy's	Connersville	IN	—	324	1,298	—	1,622	(412)	7/31/2013	1989
Wendy's	Richmond	IN	—	735	1,716	—	2,451	(544)	7/31/2013	1989
Wendy's	Richmond	IN	—	661	992	—	1,653	(315)	7/31/2013	1989
Popeyes	Eatontown	NJ	—	651	796	—	1,447	(253)	7/31/2013	1987
Wendy's	Auburn	NY	—	465	1,085	—	1,550	(344)	7/31/2013	1977
Wendy's	Binghamton	NY	—	293	879	—	1,172	(279)	7/31/2013	1978
Wendy's	Corning	NY	—	191	1,717	—	1,908	(545)	7/31/2013	1996
Wendy's	Cortland	NY	—	635	952	—	1,587	(302)	7/31/2013	1984
Wendy's	Endicott	NY	—	313	1,253	—	1,566	(398)	7/31/2013	1987
Wendy's	Horseheads	NY	—	72	1,369	—	1,441	(434)	7/31/2013	1982
Wendy's	Owego	NY	—	101	1,915	—	2,016	(608)	7/31/2013	1989
Wendy's	Centerville	OH	—	615	1,434	—	2,049	(455)	7/31/2013	1997
Wendy's	Cincinnati	OH	—	939	1,408	—	2,347	(447)	7/31/2013	1980
Wendy's	Dayton	OH	—	723	1,343	—	2,066	(426)	7/31/2013	1977
Wendy's	Fairborn	OH	—	629	1,468	—	2,097	(466)	7/31/2013	1999
Wendy's	Fairborn	OH	—	604	1,408	—	2,012	(447)	7/31/2013	1992
Wendy's	Fairfield	OH	—	794	970	1	1,765	(308)	7/31/2013	1981
Wendy's	Hamilton	OH	—	908	1,362	—	2,270	(432)	7/31/2013	2002
Wendy's	Lancaster	OH	—	552	1,025	—	1,577	(325)	7/31/2013	1984
Wendy's	Miamisburg	OH	—	888	1,086	—	1,974	(345)	7/31/2013	1995
Wendy's	Middletown	OH	—	755	1,133	—	1,888	(359)	7/31/2013	1995
Wendy's	Middletown	OH	—	752	920	—	1,672	(292)	7/31/2013	1995
Wendy's	Middletown	OH	—	494	1,481	—	1,975	(470)	7/31/2013	1977
Wendy's	Saint Bernard	OH	—	432	1,009	—	1,441	(320)	7/31/2013	1985
Wendy's	Springboro	OH	—	891	1,336	—	2,227	(424)	7/31/2013	1982
Wendy's	West Carrollton	OH	—	708	865	—	1,573	(275)	7/31/2013	1979
Wendy's	West Chester	OH	—	944	772	—	1,716	(245)	7/31/2013	1982
Wendy's	West Chester	OH	—	616	924	—	1,540	(293)	7/31/2013	2005
Wendy's	Wintersville	OH	—	621	1,449	1	2,071	(460)	7/31/2013	1977
Wendy's	Enid	OK	—	158	893	—	1,051	(284)	7/31/2013	2003
Wendy's	Ponca City	OK	—	529	983	—	1,512	(312)	7/31/2013	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Wendy's	Sayre	PA	—	372	1,115	—	1,487	(354)	7/31/2013	1994
Wendy's	Brentwood	TN	—	339	1,356	—	1,695	(430)	7/31/2013	1982
Wendy's	Crossville	TN	—	190	760	—	950	(241)	7/31/2013	1978
Wendy's	Manchester	TN	—	245	1,390	—	1,635	(441)	7/31/2013	1984
Wendy's	Mcminnville	TN	—	255	1,443	—	1,698	(458)	7/31/2013	2010
Wendy's	Murfreesboro	TN	—	586	1,088	—	1,674	(345)	7/31/2013	1983
Wendy's	Nashville	TN	—	592	1,100	—	1,692	(349)	7/31/2013	1983
Wendy's	Nashville	TN	—	328	1,313	—	1,641	(417)	7/31/2013	1983
Wendy's	Corpus Christi	TX	—	646	1,198	1	1,845	(381)	7/31/2013	1987
Wendy's	El Paso	TX	—	630	1,889	—	2,519	(599)	7/31/2013	1996
Wendy's	Christiansburg	VA	—	416	624	—	1,040	(198)	7/31/2013	1980
Wendy's	Hillsville	VA	—	324	973	—	1,297	(309)	7/31/2013	2001
Wendy's	Lebanon	VA	—	431	1,006	—	1,437	(319)	7/31/2013	1983
Wendy's	Wytheville	VA	—	598	897	—	1,495	(285)	7/31/2013	2003
Wendy's	Beloit	WI	—	1,138	931	—	2,069	(295)	7/31/2013	2002
Wendy's	Fitchburg	WI	—	662	1,230	—	1,892	(390)	7/31/2013	2003
Wendy's	Germantown	WI	—	419	1,257	—	1,676	(399)	7/31/2013	1989
Wendy's	Greenfield	WI	—	487	1,137	—	1,624	(361)	7/31/2013	2001
Wendy's	Janesville	WI	—	647	971	—	1,618	(308)	7/31/2013	1991
Wendy's	Kenosha	WI	—	322	1,290	—	1,612	(409)	7/31/2013	1984
Wendy's	Kenosha	WI	—	965	1,447	—	2,412	(459)	7/31/2013	1986
Wendy's	Madison	WI	—	454	1,362	—	1,816	(432)	7/31/2013	1998
Wendy's	Milwaukee	WI	—	810	810	—	1,620	(257)	7/31/2013	1979
Wendy's	Milwaukee	WI	—	338	1,351	—	1,689	(429)	7/31/2013	1985
Wendy's	Milwaukee	WI	—	436	1,015	1	1,452	(323)	7/31/2013	1983
Wendy's	New Berlin	WI	—	903	739	—	1,642	(234)	7/31/2013	1983
Wendy's	Oak Creek	WI	—	577	1,347	—	1,924	(428)	7/31/2013	1999
Wendy's	Sheboygan	WI	—	676	1,014	—	1,690	(322)	7/31/2013	1995
Wendy's	West Allis	WI	—	583	1,083	—	1,666	(344)	7/31/2013	1984
Wendy's	Bridgeport	WV	—	273	818	—	1,091	(260)	7/31/2013	1984
Wendy's	Buckhannon	WV	—	157	890	—	1,047	(283)	7/31/2013	1987
Wendy's	Parkersburg	WV	—	295	885	—	1,180	(281)	7/31/2013	1979
Wendy's	Parkersburg	WV	—	311	1,243	—	1,554	(395)	7/31/2013	1977

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Wendy's	Parkersburg	WV	—	241	964	—	1,205	(306)	7/31/2013	1996
Wendy's	Saint Marys	WV	—	70	1,322	—	1,392	(419)	7/31/2013	2001
Wendy's	Vienna	WV	—	301	702	—	1,003	(223)	7/31/2013	1976
Whataburger	Edna	TX	—	290	869	—	1,159	(276)	7/31/2013	1986
Whataburger	Lubbock	TX	—	432	647	—	1,079	(205)	7/31/2013	1992
Kentucky Fried Chicken	Warren	OH	—	426	640	(421)	645	(66)	7/31/2013	1987
Kentucky Fried Chicken	New Kensington	PA	—	324	487	(260)	551	(57)	7/31/2013	1967
China Wok	Springfield	MO	—	753	753	(973)	533	(11)	7/31/2013	2006
Torchy's Tacos	Waco	TX	—	595	893	—	1,488	(283)	7/31/2013	2000
Dollar Tree/Family Dollar	Plano	TX	—	468	869	—	1,337	(278)	8/1/2013	2013
DaVita Dialysis	St. Pauls	NC	—	138	1,246	—	1,384	(343)	8/2/2013	2006
Dollar General	Elkview	WV	—	274	823	—	1,097	(263)	8/2/2013	2013
Dollar General	Doolittle	MO	—	137	778	—	915	(249)	8/2/2013	2013
Dollar General	Malden	MO	—	108	974	—	1,082	(311)	8/2/2013	2013
Dollar General	Amarillo	TX	—	153	866	—	1,019	(277)	8/2/2013	2013
Dollar General	Mercedes	TX	—	215	859	—	1,074	(275)	8/2/2013	2013
Dollar General	Annandale	MN	—	212	848	—	1,060	(271)	8/2/2013	2013
Walgreens	Baltimore	MD	—	1,185	2,764	—	3,949	(943)	8/6/2013	2000
Dollar Tree/Family Dollar	Etoile	TX	—	45	850	—	895	(272)	8/6/2013	2013
Dollar General	Avinger	TX	—	44	830	—	874	(265)	8/8/2013	2013
Dollar General	Amarillo	TX	—	97	877	—	974	(280)	8/13/2013	2013
Dollar General	Boling	TX	—	92	831	—	923	(266)	8/13/2013	2013
Dollar General	Ganado	TX	—	95	857	—	952	(274)	8/13/2013	2013
Dollar General	San Antonio	TX	—	333	776	—	1,109	(248)	8/13/2013	2013
Dollar General	South Pekin	IL	—	104	933	—	1,037	(298)	8/14/2013	2013
FedEx	Tinicum	PA	—	—	32,180	549	32,729	(11,607)	8/15/2013	2013
Dollar General	Brookeland	TX	—	93	840	—	933	(269)	8/15/2013	2013
Mattress Firm	Rock Hill	SC	—	385	898	—	1,283	(287)	8/21/2013	2008
Dollar General	Rolla	MO	—	209	835	—	1,044	(267)	8/21/2013	2013
Dollar General	Mahomet	IL	—	292	877	—	1,169	(280)	8/22/2013	2013
Dollar General	Pequot Lakes	MN	—	155	880	—	1,035	(281)	8/22/2013	2013
Dollar General	Savannah	MO	—	270	811	—	1,081	(259)	8/23/2013	2013
Dollar General	San Benito	TX	—	202	807	—	1,009	(258)	8/23/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Advance Auto Parts	Fort Atkinson	WI	—	353	824	—	1,177	(263)	8/26/2013	2004
FedEx	Lebanon	OH	—	1,492	8,452	—	9,944	(3,190)	8/26/2013	2013
Dollar General	Diana	TX	—	186	743	—	929	(238)	8/27/2013	2013
Dollar General	Lubbock	TX	—	199	796	—	995	(254)	8/28/2013	2013
Dollar General	Cedar Falls	IA	—	96	862	—	958	(275)	8/28/2013	2013
Dollar Tree/Family Dollar	Marble Hill	MO	—	38	719	—	757	(230)	8/29/2013	2013
Dollar Tree/Family Dollar	Des Moines	IA	—	152	863	5	1,020	(277)	8/30/2013	2013
Dollar Tree/Family Dollar	Thorp	WI	—	90	810	—	900	(259)	8/30/2013	2013
Applebee's	Oxford	AL	—	1,162	2,157	—	3,319	(711)	8/30/2013	1995
Applebee's	Pueblo	CO	—	752	2,257	—	3,009	(769)	8/30/2013	1998
Applebee's	Thornton	CO	—	681	2,043	—	2,724	(696)	8/30/2013	1994
Applebee's	Garden City	ID	—	628	2,512	—	3,140	(856)	8/30/2013	2003
Applebee's	Roseburg	OR	—	717	1,673	—	2,390	(570)	8/30/2013	2000
Applebee's	Vancouver	WA	—	791	1,846	1	2,638	(629)	8/30/2013	2001
Bandana's Bar-B-Q Restaurant	Fenton	MO	—	470	314	—	784	(107)	8/30/2013	1986
Johnny Carinos	Columbus	IN	—	809	1,888	—	2,697	(643)	8/30/2013	2004
Johnny Carinos	Muncie	IN	—	540	2,160	—	2,700	(736)	8/30/2013	2003
Applebee's	Gresham	OR	—	853	2,560	—	3,413	(872)	8/30/2013	2004
Applebee's	Alamogordo	NM	—	271	2,438	—	2,709	(831)	8/30/2013	2000
Dollar General	Sand Springs	OK	—	143	811	—	954	(257)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	43	819	—	862	(260)	9/3/2013	2013
Dollar General	Sand Springs	OK	—	198	791	—	989	(251)	9/3/2013	2012
Dollar General	Staples	MN	—	150	848	—	998	(269)	9/4/2013	2013
Dollar Tree/Family Dollar	Greensburg	KS	—	80	718	—	798	(228)	9/9/2013	2012
Dollar Tree/Family Dollar	Centerville	TX	—	226	679	—	905	(215)	9/10/2013	2013
Dollar Tree/Family Dollar	Lumberton	NC	—	151	603	—	754	(191)	9/11/2013	2005
Dollar Tree/Family Dollar	Jackson	MI	—	93	525	—	618	(167)	9/12/2013	2007
Dollar General	Lexington	MO	—	149	846	—	995	(268)	9/13/2013	2013
Dollar Tree/Family Dollar	Carlin	NV	—	99	895	—	994	(284)	9/13/2013	2012
Dollar Tree/Family Dollar	Cold Springs	NV	—	217	869	—	1,086	(276)	9/13/2013	2013
Dollar Tree/Family Dollar	Mountain View	WY	—	44	838	—	882	(266)	9/13/2013	2013
Dollar Tree/Family Dollar	Clarendon	TX	—	83	749	—	832	(238)	9/17/2013	2013
24 Hour Fitness	Woodlands	TX	—	2,690	7,463	215	10,368	(2,861)	9/24/2013	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Citizens Bank	Warwick	RI	—	1,870	8,828	697	11,395	(2,842)	9/24/2013	1995
The UPS Store	Elizabethtown	KY	—	1,460	10,336	777	12,573	(3,648)	9/24/2013	2001
Dollar General	Milaca	MN	—	102	916	—	1,018	(290)	9/24/2013	2013
Dollar General	Chelyan	WV	—	273	1,092	—	1,365	(346)	9/27/2013	2013
Walgreens	Orlando	FL	—	1,007	1,869	—	2,876	(633)	9/30/2013	1996
Dollar Tree/Family Dollar	Intrnatnl Falls	MN	—	32	608	—	640	(193)	9/30/2013	1966
First Bank	Lake Mary	FL	—	1,230	1,504	4	2,738	(454)	10/1/2013	1990
CVS	Phoenix	AZ	5,025	1,511	4,533	4	6,048	(1,527)	10/1/2013	2012
CVS	Phoenix	AZ	3,015	901	2,704	15	3,620	(912)	10/1/2013	2012
CVS	Fresno	CA	5,045	1,890	4,409	16	6,315	(1,485)	10/1/2013	2012
CVS	Palmdale	CA	5,226	2,493	4,630	17	7,140	(1,560)	10/1/2013	2012
CVS	Sacramento	CA	4,724	2,163	4,016	19	6,198	(1,353)	10/1/2013	2012
CVS	Norwich	CT	—	1,998	5,995	15	8,008	(2,018)	10/1/2013	2011
CVS	Lakeland	FL	2,258	587	2,347	16	2,950	(792)	10/1/2013	2012
CVS	Mandeville	LA	4,020	2,385	2,915	16	5,316	(983)	10/1/2013	2012
CVS	Metairie	LA	4,121	1,895	3,519	16	5,430	(1,186)	10/1/2013	2012
CVS	New Orleans	LA	3,719	2,439	2,439	16	4,894	(823)	10/1/2013	2012
CVS	Slidell	LA	4,355	1,142	4,568	15	5,725	(1,538)	10/1/2013	2012
CVS	Hingham	MA	5,695	1,873	5,619	16	7,508	(1,892)	10/1/2013	2012
CVS	Malden	MA	5,360	1,757	5,271	14	7,042	(1,775)	10/1/2013	2012
CVS	St. Joseph	MO	3,015	1,022	3,067	15	4,104	(1,034)	10/1/2013	2012
CVS	Beaufort	NC	2,781	378	3,404	15	3,797	(1,147)	10/1/2013	2011
CVS	Albuquerque	NM	3,719	975	3,899	17	4,891	(1,314)	10/1/2013	2011
CVS	Albuquerque	NM	3,920	1,029	4,118	17	5,164	(1,387)	10/1/2013	2011
CVS	Las Cruces	NM	4,925	1,295	5,178	17	6,490	(1,744)	10/1/2013	2012
CVS	Tulsa	OK	2,446	950	2,216	16	3,182	(748)	10/1/2013	2010
CVS	Jackson	TN	3,082	1,209	2,822	15	4,046	(951)	10/1/2013	2012
CVS	Knoxville	TN	2,613	1,190	2,210	15	3,415	(745)	10/1/2013	2011
CVS	Converse	TX	3,538	1,390	3,243	16	4,649	(1,093)	10/1/2013	2011
CVS	Dumas	TX	2,312	846	2,537	15	3,398	(855)	10/1/2013	2011
CVS	Elsa	TX	2,814	915	2,744	15	3,674	(925)	10/1/2013	2011
CVS	Ft . Worth	TX	4,147	2,453	3,679	15	6,147	(1,239)	10/1/2013	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
CVS	San Antonio	TX	3,806	1,996	2,993	16	5,005	(1,009)	10/1/2013	2011
CVS	San Antonio	TX	4,422	2,034	3,778	15	5,827	(1,273)	10/1/2013	2011
CVS	San Antonio	TX	2,660	868	2,605	16	3,489	(879)	10/1/2013	2012
CVS	San Juan	TX	2,345	610	2,441	15	3,066	(823)	10/1/2013	2012
CVS	Norfolk	VA	—	697	2,789	15	3,501	(940)	10/1/2013	2011
CVS	Portsmouth	VA	—	1,230	3,690	16	4,936	(1,243)	10/1/2013	2012
CVS	Roanoke	VA	—	825	2,474	14	3,313	(834)	10/1/2013	2011
CVS	Virginia Beach	VA	—	683	3,868	14	4,565	(1,303)	10/1/2013	2012
CVS	Williamsburg	VA	—	907	5,137	15	6,059	(1,730)	10/1/2013	2011
First Bank	Pinellas Park	FL	—	630	1,470	4	2,104	(443)	10/1/2013	1980
Huntington National Bank	Jefferson	OH	—	255	765	7	1,027	(231)	10/1/2013	1963
Huntington National Bank	Conneaut	OH	—	205	477	7	689	(145)	10/1/2013	1971
Morgan's Foods	Pittsburgh	PA	—	180	269	3	452	(84)	10/1/2013	1995
Morgan's Foods	Benwood	WV	—	123	287	4	414	(89)	10/1/2013	1995
Mattress Firm	Daphne	AL	—	528	1,233	—	1,761	(388)	10/1/2013	2013
Bojangles	Troutman	NC	—	718	1,077	—	1,795	(419)	10/10/2013	2012
Bojangles	Fountain Inn	SC	—	287	1,150	—	1,437	(447)	10/10/2013	2012
Dollar General	Adams	MA	—	254	1,016	—	1,270	(320)	10/10/2013	2012
Dollar General	Modena	NY	—	249	996	—	1,245	(314)	10/10/2013	2012
Tractor Supply	Mims	FL	—	310	2,787	—	3,097	(778)	10/10/2013	2012
Tractor Supply	Plaistow	NH	—	638	2,552	—	3,190	(712)	10/10/2013	2012
FedEx	London	KY	—	350	3,151	—	3,501	(1,102)	10/11/2013	2013
Dollar General	Hawley	MN	—	89	803	—	892	(253)	10/16/2013	2013
Dollar General	Weslaco	TX	—	205	822	—	1,027	(259)	10/16/2013	2013
Dollar General	Billings	MO	—	139	790	—	929	(249)	10/17/2013	2013
Dollar General	Texarkana	TX	—	136	772	—	908	(243)	10/25/2013	2013
Dollar Tree/Family Dollar	University Park	IL	—	295	688	—	983	(217)	10/29/2013	2013
Dollar General	Roseau	MN	—	143	808	—	951	(254)	10/30/2013	2013
Dollar General	Lytle	TX	—	243	971	—	1,214	(306)	10/30/2013	2013
Dollar General	New Braunfels	TX	—	156	883	—	1,039	(278)	10/30/2013	2013
Academy Sports + Outdoors	Mobile	AL	—	1,311	7,431	—	8,742	(2,072)	11/1/2013	2012
Academy Sports + Outdoors	Smyrna	TN	—	2,109	8,434	—	10,543	(2,351)	11/1/2013	2012
Abbott Laboratories	Waukegan	IL	—	4,734	21,319	1,960	28,013	(6,551)	11/5/2013	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Aetna Life Insurance	Fresno	CA	—	3,405	22,343	2,937	28,685	(3,888)	11/5/2013	1969
amec	Houston	TX	—	2,524	30,398	1	32,923	(8,782)	11/5/2013	1998
AT&T	Richardson	TX	10,630	1,891	31,118	728	33,737	(9,055)	11/5/2013	1986
Becton Dickinson	San Antonio	TX	8,894	1,666	19,092	94	20,852	(5,365)	11/5/2013	2008
Bunge North America	Fort Worth	TX	—	1,100	8,433	—	9,533	(2,610)	11/5/2013	2005
Cadbury	Whippany	NJ	—	2,767	38,018	(22,414)	18,371	—	11/5/2013	2004
All About Cha	Tulsa	OK	—	1,253	70,274	1,868	73,395	(19,571)	11/5/2013	1995
Comcast	Englewood	CO	—	1,490	5,060	8	6,558	(1,553)	11/5/2013	1999
Cooper Tires	Franklin	IN	14,385	4,438	33,994	—	38,432	(11,784)	11/5/2013	2009
Crozer-Keystone HealthSystem	Ridley Park	PA	—	—	6,114	(5,092)	1,022	(20)	11/5/2013	1976
Bob's Stores	Randolph	MA	—	2,840	6,826	276	9,942	(2,280)	11/5/2013	1965
Peraton	Herndon	VA	—	1,384	53,584	(12,143)	42,825	(2,634)	11/5/2013	1999
Farmers Insurance	Mercer Island	WA	—	24,285	28,210	—	52,495	(7,934)	11/5/2013	1982
GM Financial	Arlington	TX	—	7,901	35,553	—	43,454	(10,426)	11/5/2013	1998
General Service Administration	Ponce	PR	—	1,780	9,313	(5,494)	5,599	(174)	11/5/2013	1995
MDC Holdings Inc.	Denver	CO	—	12,648	66,398	1,921	80,967	(18,820)	11/5/2013	2001
Giant	Levittown	PA	—	4,716	9,955	—	14,671	(2,842)	11/5/2013	2006
Lowe's	New Orleans	LA	11,555	10,315	20,728	—	31,043	(5,918)	11/5/2013	2005
Metro by T-Mobile	Richardson	TX	7,316	1,292	19,606	769	21,667	(5,703)	11/5/2013	1986
Michelin	Louisville	KY	—	1,120	7,763	—	8,883	(2,691)	11/5/2013	2011
Pearson	Lawrence	KS	—	2,548	18,057	(3,435)	17,170	(2,605)	11/5/2013	1997
BHC Marketing	The Woodlands	TX	—	4,724	40,332	28	45,084	(11,004)	11/5/2013	2009
Pulte Mortgage	Englewood	CO	—	2,563	22,026	475	25,064	(6,355)	11/5/2013	2009
Teva Pharmaceuticals	Malvern	PA	—	2,666	40,981	(6,124)	37,523	(5,300)	11/5/2013	1999
Tiffany & Co.	Parsippany	NJ	—	2,248	81,081	—	83,329	(28,106)	11/5/2013	1997
Time Warner Cable	Milwaukee	WI	—	3,081	22,512	1,095	26,688	(6,661)	11/5/2013	2001
T-Mobile	Nashville	TN	—	1,190	15,847	1,428	18,465	(4,683)	11/5/2013	2002
Mars Petcare	Columbia	SC	—	1,875	19,591	(984)	20,482	(4,391)	11/5/2013	2014
APG Polytech	The Woodlands	TX	14,391	5,219	19,196	7,862	32,277	(4,214)	11/5/2013	2014
The Vitamin Shoppe	Ashland	VA	—	2,399	19,663	—	22,062	(6,816)	11/5/2013	2013
Walgreens	Portsmouth	VA	—	730	3,311	—	4,041	(1,105)	11/5/2013	1998
Dollar General	Joplin	MO	—	144	816	—	960	(255)	11/12/2013	2013
Dollar General	Laurie	MO	—	102	918	—	1,020	(287)	11/15/2013	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	San Juan	TX	—	169	956	—	1,125	(299)	11/15/2013	2013
Dollar Tree/Family Dollar	Oakwood	TX	—	133	752	—	885	(235)	11/20/2013	2013
Dollar General	Kyle	TX	—	101	910	—	1,011	(282)	12/6/2013	2013
Dollar Tree/Family Dollar	Lombard	IL	—	1,008	543	—	1,551	(168)	12/12/2013	1967
Dollar Tree/Family Dollar	Markesan	WI	—	92	831	—	923	(258)	12/12/2013	2013
Dollar Tree/Family Dollar	Cincinnatus	NY	—	287	862	—	1,149	(267)	12/30/2013	2013
Dollar Tree/Family Dollar	Remus	MI	—	49	992	—	1,041	(322)	1/2/2014	2012
Bank of America	Merced	CA	—	512	2,195	383	3,090	(730)	1/8/2014	1980
Bank of America	Asheville	NC	—	383	195	—	578	(63)	1/8/2014	1993
Bank of America	Charlotte	NC	—	62	642	—	704	(204)	1/8/2014	1983
Vacant	Grants Pass	OR	—	393	2,979	(1,271)	2,101	(15)	1/8/2014	1963
Old Country Buffet	Burbank	CA	—	246	1,309	(1,093)	462	(137)	1/8/2014	2001
Home Town Buffet	Rialto	CA	—	265	1,261	(1,046)	480	(213)	1/8/2014	1998
Vacant	San Luis Obispo	CA	—	195	1,013	(844)	364	(294)	1/8/2014	2000
Home Town Buffet	Santa Maria	CA	—	191	1,006	(763)	434	(117)	1/8/2014	2002
Vacant	Lone Tree	CO	—	196	1,014	(1,070)	140	(45)	1/8/2014	1995
Home Town Buffet	Newark	DE	—	177	1,129	(739)	567	(203)	1/8/2014	1983
United Buffet and Grille	Hagerstown	MD	—	244	1,306	(1,506)	44	(25)	1/8/2014	2001
Fire Mountain Buffet	Summerville	SC	—	245	1,308	(1,241)	312	(90)	1/8/2014	1997
Home Town Buffet	Union Gap	WA	—	253	1,320	(1,223)	350	(136)	1/8/2014	2002
Fire Mountain Buffet	Charleston	WV	—	243	1,305	(1,228)	320	(112)	1/8/2014	2000
Ryan's Buffet	Clarksburg	WV	—	—	1,639	(1,306)	333	(106)	1/8/2014	2001
General Electric	Longmont	CO	—	1,402	15,640	1,260	18,302	(5,687)	1/8/2014	1993
Goodyear	Stockbridge	GA	—	1,222	32,119	—	33,341	(11,514)	1/8/2014	1995
Goodyear	DeKalb	IL	—	4,476	44,516	395	49,387	(15,948)	1/8/2014	1999
Goodyear	Lockbourne	OH	—	3,107	28,868	—	31,975	(9,933)	1/8/2014	1998
Goodyear	York	PA	—	1,980	53,396	366	55,742	(18,132)	1/8/2014	2001
Goodyear	Terrell	TX	—	2,516	34,804	—	37,320	(12,449)	1/8/2014	1998
Goodyear	McDonough	GA	—	1,797	21,264	—	23,061	(7,402)	1/8/2014	1995
PNC Bank	Woodbury	NJ	—	465	2,633	—	3,098	(831)	1/8/2014	1971
Walgreens	Talladega	AL	—	377	1,311	—	1,688	(441)	1/8/2014	1997
Walgreens	Tucker	GA	—	793	1,419	—	2,212	(474)	1/8/2014	1996
Walgreens	Dover-foxcroft	ME	—	256	2,659	22	2,937	(902)	1/8/2014	1999

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Walgreens	Fort Fairfield	ME	—	117	1,821	76	2,014	(621)	1/8/2014	1998
Walgreens	Fort Kent	ME	—	387	2,064	—	2,451	(691)	1/8/2014	1999
Dollar General	Van Buren	ME	—	115	1,720	(1,009)	826	(57)	1/8/2014	1998
Walgreens	Burlington	NC	—	973	2,726	(2,123)	1,576	(35)	1/8/2014	2000
Rite Aid	Bristol	NH	—	395	1,461	53	1,909	(498)	1/8/2014	1997
Rite Aid	Winchester	NH	—	343	1,868	—	2,211	(632)	1/8/2014	1998
Rite Aid	Meadville	PA	—	193	2,521	—	2,714	(836)	1/8/2014	1999
Popeyes	Carol City	FL	—	423	1,090	—	1,513	(341)	1/8/2014	1979
Popeyes	Pensacola	FL	—	301	673	—	974	(211)	1/8/2014	2001
Popeyes	Tampa	FL	—	216	508	—	724	(160)	1/8/2014	1981
Popeyes	Grenada	MS	—	77	458	—	535	(144)	1/8/2014	2007
Sovereign Bank	Linden	NJ	—	601	2,329	—	2,930	(721)	1/8/2014	1945
Sovereign Bank	Kennett Square	PA	—	837	2,412	—	3,249	(741)	1/8/2014	1963
State of Colorado	Longmont	CO	—	1,150	9,067	6,023	16,240	(4,235)	1/8/2014	1988
US Bank	Garfield Height	OH	—	165	1,016	—	1,181	(332)	1/8/2014	1958
Vacant	Bristol	PA	—	114	81	118	313	(40)	1/8/2014	1818
United Way	Lebanon	PA	—	80	435	89	604	(146)	1/8/2014	1995
Walgreens	Tulsa	OK	—	1,147	2,904	—	4,051	(869)	2/7/2014	2001
Sam's Club	Hoover	AL	—	2,253	9,606	—	11,859	(2,573)	2/7/2014	1989
Home Depot	Las Vegas	NV	—	7,907	—	—	7,907	—	2/7/2014	1998
Home Depot	Odessa	TX	—	1,599	—	—	1,599	—	2/7/2014	1998
Home Depot	San Diego	CA	—	12,518	—	—	12,518	—	2/7/2014	1998
Lowe's	Las Vegas	NV	—	11,499	—	—	11,499	—	2/7/2014	2002
Wal-Mart	Albuquerque	NM	—	10,991	—	—	10,991	—	2/7/2014	2008
Wal-Mart	Las Vegas	NV	—	17,038	—	—	17,038	—	2/7/2014	2001
Academy Sports + Outdoors	Bossier City	LA	—	2,906	6,555	—	9,461	(1,904)	2/7/2014	2008
Academy Sports + Outdoors	Laredo	TX	—	2,782	8,111	—	10,893	(2,110)	2/7/2014	2008
LA Fitness	Carmel	IN	—	1,457	9,562	—	11,019	(2,788)	2/7/2014	2008
Aaron's	Oxford	AL	—	278	748	—	1,026	(211)	2/7/2014	1989
Aaron's	Indianapolis	IN	—	235	1,071	—	1,306	(299)	2/7/2014	1998
Aaron's	Minden	LA	—	323	1,043	—	1,366	(351)	2/7/2014	2008
Aaron's	Shawnee	OK	—	303	1,135	—	1,438	(343)	2/7/2014	2008
Aaron's	Meadville	PA	—	237	1,224	—	1,461	(362)	2/7/2014	1994

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Aaron's	Humble	TX	—	548	1,146	—	1,694	(334)	2/7/2014	2008
Aaron's	Mexia	TX	—	126	1,186	—	1,312	(341)	2/7/2014	2007
Aaron's	Odessa	TX	—	99	768	—	867	(227)	2/7/2014	2006
Gildan	North Charleston	SC	—	2,193	4,636	—	6,829	(1,422)	2/7/2014	2008
Aaron's	Statesboro	GA	—	351	1,163	—	1,514	(340)	2/7/2014	2008
Aaron's	Mansura	LA	—	81	497	—	578	(160)	2/7/2014	2000
Aaron's	Battle Creek	MI	—	286	843	—	1,129	(244)	2/7/2014	1995
Aaron's	Columbia	SC	—	576	1,010	(41)	1,545	(289)	2/7/2014	1977
Aaron's	Chattanooga	TN	—	480	1,075	—	1,555	(283)	2/7/2014	1989
Aaron's	Killeen	TX	—	815	3,244	—	4,059	(925)	2/7/2014	1981
Aaron's	Livingston	TX	—	173	1,498	—	1,671	(427)	2/7/2014	2008
Aaron's	Pasadena	TX	—	444	1,231	—	1,675	(358)	2/7/2014	2009
Aaron's	El Dorado	AR	—	238	743	—	981	(232)	2/7/2014	2000
Aaron's	Pensacola	FL	—	159	924	—	1,083	(263)	2/7/2014	1979
Aaron's	Benton Harbor	MI	—	217	924	—	1,141	(270)	2/7/2014	1997
Aaron's	Copperas Cove	TX	—	423	1,341	—	1,764	(383)	2/7/2014	2007
Aaron's	Haltom City	TX	—	858	1,024	—	1,882	(320)	2/7/2014	2008
Aaron's	Port Lavaca	TX	—	160	1,274	—	1,434	(368)	2/7/2014	2007
Aaron's	Texas City	TX	—	275	2,156	—	2,431	(613)	2/7/2014	2008
Aaron's	Richmond	VA	—	508	1,435	—	1,943	(465)	2/7/2014	1988
Academy Sports + Outdoors	Montgomery	AL	—	1,869	6,385	—	8,254	(1,984)	2/7/2014	2009
Academy Sports + Outdoors	Fort Worth	TX	—	2,072	8,329	—	10,401	(2,105)	2/7/2014	2009
Walgreens	Edmond	OK	—	697	4,287	1	4,985	(1,287)	2/7/2014	2000
Walgreens	Stillwater	OK	—	368	4,368	87	4,823	(1,315)	2/7/2014	2000
Cracker Barrel	Columbus	GA	—	912	3,153	—	4,065	(983)	2/7/2014	2003
Cracker Barrel	Greensboro	NC	—	1,632	2,495	—	4,127	(808)	2/7/2014	2005
Cracker Barrel	Rocky Mount	NC	—	1,274	2,334	—	3,608	(776)	2/7/2014	2006
Cracker Barrel	Fort Mill	SC	—	1,301	2,721	—	4,022	(890)	2/7/2014	2006
Cracker Barrel	Piedmont	SC	—	1,630	2,927	—	4,557	(954)	2/7/2014	2005
Cracker Barrel	Abilene	TX	—	1,374	2,933	—	4,307	(956)	2/7/2014	2005
Cracker Barrel	San Antonio	TX	—	1,725	3,005	—	4,730	(922)	2/7/2014	2005
Cracker Barrel	Sherman	TX	—	557	3,744	—	4,301	(1,168)	2/7/2014	2007
Cracker Barrel	Bristol	VA	—	1,241	1,703	—	2,944	(671)	2/7/2014	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Cracker Barrel	Waynesboro	VA	—	1,536	1,489	—	3,025	(703)	2/7/2014	2004
Kohl's	Tavares	FL	—	4,173	—	—	4,173	—	2/7/2014	2008
Tractor Supply	Roswell	NM	—	947	2,181	—	3,128	(544)	2/7/2014	2009
Tractor Supply	Edinburg	TX	—	768	3,163	—	3,931	(735)	2/7/2014	2009
Tractor Supply	Del Rio	TX	—	927	2,044	—	2,971	(493)	2/7/2014	2009
Harris Teeter	Durham	NC	—	3,239	—	—	3,239	—	2/7/2014	2009
Kohl's	Monrovia	CA	—	8,052	7,891	—	15,943	(2,175)	2/7/2014	1982
CVS	Edinburg	TX	—	1,179	3,060	—	4,239	(958)	2/7/2014	2008
Best Buy	Bourbonnais	IL	—	1,724	5,156	—	6,880	(1,747)	2/7/2014	1991
LA Fitness	Glendale	AZ	3,001	2,177	7,568	20	9,765	(2,417)	2/7/2014	2005
Best Buy	Coral Springs	FL	—	2,715	4,843	—	7,558	(1,633)	2/7/2014	1993
CVS	Sparks	NV	—	486	5,894	—	6,380	(1,786)	2/7/2014	2009
Walgreens	Spearfish	SD	—	1,116	4,158	—	5,274	(1,252)	2/7/2014	2008
Tractor Supply	St. John	IN	—	1,715	3,397	—	5,112	(868)	2/7/2014	2007
Tractor Supply	Irmo	SC	—	725	2,171	62	2,958	(551)	2/7/2014	2009
Home Depot	Tucson	AZ	—	6,251	—	—	6,251	—	2/7/2014	2005
Advance Auto Parts	Webster	TX	—	385	1,452	—	1,837	(387)	2/7/2014	2008
Advance Auto Parts	Houston	TX	—	285	1,405	(8)	1,682	(376)	2/7/2014	2006
Advance Auto Parts	Humble	TX	—	420	1,404	—	1,824	(376)	2/7/2014	2007
Publix	Birmingham	AL	—	934	6,377	165	7,476	(1,877)	2/7/2014	2004
Advance Auto Parts	Deer Park	TX	—	295	1,507	—	1,802	(401)	2/7/2014	2008
Advance Auto Parts	Houston	TX	—	225	1,293	—	1,518	(346)	2/7/2014	2008
Advance Auto Parts	Houston	TX	—	189	1,666	—	1,855	(442)	2/7/2014	2008
Advance Auto Parts	Kingwood	TX	—	419	1,392	—	1,811	(373)	2/7/2014	2009
Lowe's	Kansas CIty	MO	—	3,729	—	—	3,729	—	2/7/2014	2009
LA Fitness	Spring	TX	—	1,970	9,290	—	11,260	(2,652)	2/7/2014	2006
Kohl's	Columbia	SC	—	1,532	14,561	—	16,093	(3,432)	2/7/2014	2007
Advance Auto Parts	Lubbock	TX	—	265	1,259	—	1,524	(341)	2/7/2014	2008
Advance Auto Parts	Huntsville	TX	—	327	1,278	—	1,605	(342)	2/7/2014	2008
Walgreens	Twin Falls	ID	2,286	1,156	3,896	—	5,052	(1,201)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
CVS	Meridianville	AL	1,870	1,045	3,057	—	4,102	(988)	2/7/2014	2008
O'Reilly Auto Parts	New Roads	LA	—	175	737	—	912	(221)	2/7/2014	2008
Tractor Supply	Sicklerville	NJ	—	1,931	4,302	—	6,233	(1,027)	2/7/2014	2009
Walgreens	South Bend	IN	2,932	1,240	5,014	1	6,255	(1,530)	2/7/2014	2006
Kum & Go	Tipton	IA	—	507	1,945	—	2,452	(702)	2/7/2014	2008
Kum & Go	Story City	IA	—	223	2,089	—	2,312	(632)	2/7/2014	2006
Walgreens	St. Charles	IL	1,905	1,472	3,262	—	4,734	(957)	2/7/2014	2002
Walgreens	South Elgin	IL	2,124	1,710	3,208	—	4,918	(980)	2/7/2014	2002
FedEx	Effingham	IL	6,607	1,875	14,827	34	16,736	(3,896)	2/7/2014	2008
LA Fitness	Highland	CA	4,411	2,274	8,673	—	10,947	(2,772)	2/7/2014	2009
Walgreens	Framingham	MA	2,863	2,103	4,770	—	6,873	(1,393)	2/7/2014	2007
Walgreens	Appleton	WI	1,764	975	3,047	—	4,022	(919)	2/7/2014	2008
Walgreens	Appleton	WI	2,572	1,198	4,344	—	5,542	(1,315)	2/7/2014	2008
Walgreens	Durham	NC	2,871	1,441	3,581	—	5,022	(1,178)	2/7/2014	2010
Walgreens	Fort Mill	SC	—	1,300	2,760	(233)	3,827	(917)	2/7/2014	2010
Walgreens	Winterville	NC	2,844	578	5,322	—	5,900	(1,664)	2/7/2014	2009
Walgreens	Lancaster	SC	2,797	1,941	3,526	—	5,467	(1,183)	2/7/2014	2009
Kum & Go	West Branch	IA	—	219	1,089	—	1,308	(329)	2/7/2014	1997
Walgreens	Cleveland	OH	2,530	743	4,757	—	5,500	(1,457)	2/7/2014	2008
O'Reilly Auto Parts	Breaux Bridge	LA	—	139	738	—	877	(220)	2/7/2014	2009
Cigna	Plano	TX	—	10,036	42,676	—	52,712	(11,617)	2/7/2014	2009
Walgreens	Baytown	TX	2,327	953	4,298	1	5,252	(1,263)	2/7/2014	2009
Walgreens	Omaha	NE	2,421	1,316	4,122	—	5,438	(1,252)	2/7/2014	2009
Walgreens	North Platte	NE	—	935	4,291	1	5,227	(1,317)	2/7/2014	2009
Walgreens	Kingman	AZ	2,817	669	5,726	—	6,395	(1,699)	2/7/2014	2009
Walgreens	Augusta	ME	2,967	1,648	5,146	—	6,794	(1,589)	2/7/2014	2007
Cargill	Blair	NE	2,364	627	4,989	—	5,616	(1,232)	2/7/2014	2009
LA Fitness	Denton	TX	3,716	1,888	9,568	(6)	11,450	(2,740)	2/7/2014	2009
O'Reilly Auto Parts	La Place	LA	—	342	819	—	1,161	(241)	2/7/2014	2008
Walgreens	North Mankato	MN	2,378	1,748	3,604	—	5,352	(1,095)	2/7/2014	2008
Kohl's	McAllen	TX	3,375	1,286	7,321	—	8,607	(1,872)	2/7/2014	2005
Austin Custom Winery	Sunset Valley	TX	16,393	14,283	28,351	3,071	45,705	(7,854)	2/7/2014	2007
Aaron's	Valley	AL	—	141	827	—	968	(236)	2/7/2014	2009

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Aaron's	Springdale	AR	—	513	916	—	1,429	(284)	2/7/2014	2009
Aaron's	Auburndale	FL	—	1,351	5,127	—	6,478	(1,513)	2/7/2014	2009
Aaron's	Redford	MI	—	125	698	—	823	(227)	2/7/2014	1972
Aaron's	Bowling Green	OH	—	326	928	—	1,254	(289)	2/7/2014	2009
Aaron's	North Olmsted	OH	—	218	753	—	971	(248)	2/7/2014	1960
Aaron's	Bloomsburg	PA	—	224	856	—	1,080	(245)	2/7/2014	1996
Aaron's	Mission	TX	—	324	954	—	1,278	(272)	2/7/2014	2009
Aaron's	Oneonta	AL	614	205	1,080	—	1,285	(325)	2/7/2014	2008
Aaron's	Lafayette	IN	550	404	652	—	1,056	(221)	2/7/2014	1989
Aaron's	Magnolia	MS	1,473	287	2,791	—	3,078	(758)	2/7/2014	2000
Aaron's	Kennett	MO	319	203	473	—	676	(150)	2/7/2014	1999
Aaron's	Charlotte	NC	579	308	1,201	—	1,509	(332)	2/7/2014	1994
Aaron's	Kent	OH	614	245	1,080	—	1,325	(346)	2/7/2014	1999
Aaron's	Marion	SC	319	100	685	—	785	(198)	2/7/2014	2008
Aaron's	Kingsville	TX	599	345	1,040	—	1,385	(298)	2/7/2014	2009
Home Depot	Evans	GA	—	4,583	—	—	4,583	—	2/7/2014	2009
Walgreens	Birmingham	AL	1,464	996	3,005	102	4,103	(965)	2/7/2014	1999
Northern Tool & Equipment	Ocala	FL	1,549	1,693	2,727	—	4,420	(797)	2/7/2014	2008
CVS	New Port Richey	FL	1,570	1,149	2,966	—	4,115	(886)	2/7/2014	2004
Advance Auto Parts	Delaware	OH	685	502	1,274	—	1,776	(357)	2/7/2014	2008
Advance Auto Parts	Canton	OH	619	443	1,206	—	1,649	(352)	2/7/2014	2008
Advance Auto Parts	Twinsburg	OH	600	486	1,004	—	1,490	(286)	2/7/2014	2009
Advance Auto Parts	Toledo	OH	600	116	1,375	—	1,491	(374)	2/7/2014	2009
Advance Auto Parts	Holland	OH	628	131	1,453	—	1,584	(394)	2/7/2014	2008
Applebee's	Marion	IL	—	855	1,527	—	2,382	(514)	2/7/2014	1998
Applebee's	Joplin	MO	—	754	1,829	—	2,583	(638)	2/7/2014	1994
Applebee's	Farmington	MO	—	574	2,242	—	2,816	(725)	2/7/2014	1999
Applebee's	Rolla	MO	—	671	2,272	—	2,943	(735)	2/7/2014	1997
National Tire & Battery	Nashville	TN	—	603	1,373	—	1,976	(376)	2/7/2014	1978
Kum & Go	Sloan	IA	—	447	2,162	—	2,609	(739)	2/7/2014	2008
Tractor Supply	Summerdale	AL	1,136	276	2,470	—	2,746	(609)	2/7/2014	2010
Tractor Supply	Pearsall	TX	1,127	318	2,551	—	2,869	(601)	2/7/2014	2009
Walgreens	Tucson	AZ	—	1,234	5,143	—	6,377	(1,521)	2/7/2014	2003

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Walgreens	Durham	NC	2,678	2,201	2,923	—	5,124	(1,041)	2/7/2014	2008
Walgreens	Leland	NC	—	1,226	3,681	—	4,907	(1,126)	2/7/2014	2008
Walgreens	Janesville	WI	2,101	593	4,009	—	4,602	(1,195)	2/7/2014	2010
Whole Foods	Hinsdale	IL	5,709	5,499	7,388	1	12,888	(2,302)	2/7/2014	1999
FedEx	Plattsburg	NY	2,614	801	3,982	—	4,783	(1,143)	2/7/2014	2008
Tractor Supply	Kenedy	TX	1,145	309	2,372	—	2,681	(553)	2/7/2014	2010
Academy Sports + Outdoors	Killeen	TX	3,116	2,779	5,321	—	8,100	(1,429)	2/7/2014	2009
O'Reilly Auto Parts	Central	LA	—	104	915	—	1,019	(262)	2/7/2014	2010
FedEx	Lafayette	IN	2,093	768	4,128	—	4,896	(1,031)	2/7/2014	2008
Experian	Schaumburg	IL	—	5,935	26,003	(5,778)	26,160	(3,747)	2/7/2014	1986
Cracker Barrel	Evans	GA	6,317	3,452	9,821	24	13,297	(2,824)	2/7/2014	2009
Tractor Supply	Glenpool	OK	1,180	359	2,447	—	2,806	(593)	2/7/2014	2009
Tractor Supply	Stillwater	OK	1,205	205	2,715	—	2,920	(654)	2/7/2014	2009
Tractor Supply	Gibsonia	PA	—	1,044	2,778	61	3,883	(699)	2/7/2014	2009
Kohl's	Rice Lake	WI	—	1,268	7,788	—	9,056	(1,937)	2/7/2014	2011
Walgreens	Lancaster	CA	2,719	859	4,246	—	5,105	(1,366)	2/7/2014	2009
Walgreens	Rocky Mount	NC	2,811	1,105	4,046	—	5,151	(1,356)	2/7/2014	2009
Tractor Supply	Murphy	NC	1,402	990	2,090	—	3,080	(538)	2/7/2014	2010
Walgreens	Beloit	WI	2,184	721	3,653	—	4,374	(1,113)	2/7/2014	2008
Tractor Supply	Ballinger	TX	—	476	2,477	—	2,953	(579)	2/7/2014	2010
Igloo	Katy	TX	—	5,617	38,470	—	44,087	(9,706)	2/7/2014	2004
AutoZone	Hamilton	OH	—	507	1,283	—	1,790	(362)	2/7/2014	2008
AutoZone	Mt. Orab	OH	—	258	1,219	—	1,477	(341)	2/7/2014	2009
AutoZone	Blanchester	OH	535	341	838	—	1,179	(242)	2/7/2014	2008
AutoZone	Trenton	OH	—	306	812	—	1,118	(231)	2/7/2014	2008
AutoZone	Nashville	TN	861	555	1,270	—	1,825	(358)	2/7/2014	2009
Staples	Houston	TX	1,815	1,169	3,192	—	4,361	(804)	2/7/2014	2008
Lowe's	Sanford	ME	4,672	4,045	—	—	4,045	—	2/7/2014	2009
CVS	Ft. Myers	FL	3,025	2,335	3,502	—	5,837	(1,148)	2/7/2014	2009
On the Border	Columbus	OH	1,925	1,594	1,558	—	3,152	(604)	2/7/2014	1997
On the Border	Concord Mills	NC	—	1,903	1,456	—	3,359	(545)	2/7/2014	2000
On the Border	Denton	TX	—	1,419	2,012	—	3,431	(677)	2/7/2014	2002
On the Border	DeSoto	TX	—	751	3,207	—	3,958	(1,014)	2/7/2014	1998

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Chilis	Flanders	NJ	1,508	1,402	842	—	2,244	(428)	2/7/2014	2003
On the Border	Garland	TX	—	1,065	1,692	—	2,757	(563)	2/7/2014	2007
On the Border	Kansas CIty	MO	1,454	1,743	1,039	—	2,782	(425)	2/7/2014	1997
On the Border	Lees Summit	MO	1,200	1,647	1,008	—	2,655	(406)	2/7/2014	2002
On the Border	Alpharetta	GA	—	1,771	1,842	—	3,613	(619)	2/7/2014	1997
On the Border	Auburn Hills	MI	—	1,355	2,745	—	4,100	(864)	2/7/2014	1999
On the Border	Buford	GA	—	1,786	1,506	—	3,292	(514)	2/7/2014	2001
On the Border	Burleson	TX	—	891	2,844	—	3,735	(936)	2/7/2014	2000
On the Border	Lubbock	TX	—	375	3,679	—	4,054	(1,129)	2/7/2014	1994
On the Border	Mesa	AZ	1,804	2,090	1,534	—	3,624	(519)	2/7/2014	1998
On the Border	Mount Laurel	NJ	713	1,446	1,938	—	3,384	(654)	2/7/2014	2004
On the Border	Novi	MI	—	444	3,176	—	3,620	(968)	2/7/2014	1997
On the Border	Oklahoma City	OK	—	859	2,310	—	3,169	(779)	2/7/2014	1996
On the Border	Peoria	AZ	1,562	2,129	1,352	—	3,481	(422)	2/7/2014	1998
On the Border	Rockwall	TX	—	693	3,244	—	3,937	(965)	2/7/2014	1999
On the Border	Rogers	AR	950	655	1,500	—	2,155	(503)	2/7/2014	2002
On the Border	Tulsa	OK	—	740	2,956	—	3,696	(974)	2/7/2014	1995
On the Border	West Springfield	MA	2,000	413	4,173	—	4,586	(1,332)	2/7/2014	1995
On the Border	W. Windsor	NJ	2,433	1,489	1,703	—	3,192	(740)	2/7/2014	1998
AutoZone	Pearl River	LA	—	239	1,193	—	1,432	(345)	2/7/2014	2007
Stripes	Ranchito	TX	—	498	2,671	—	3,169	(814)	2/7/2014	2010
Stripes	Mission	TX	—	742	550	—	1,292	(162)	2/7/2014	1986
Stripes	Edinburg	TX	—	1,286	1,546	—	2,832	(486)	2/7/2014	1999
Stripes	Eagle Pass	TX	—	762	2,453	—	3,215	(765)	2/7/2014	2009
Tractor Supply	Belchertown	MA	—	1,148	3,179	—	4,327	(815)	2/7/2014	2009
Tractor Supply	Southwick	MA	—	1,601	3,583	—	5,184	(909)	2/7/2014	2008
AutoZone	Rapid City	SD	571	375	969	—	1,344	(267)	2/7/2014	2008
Crunch Fitness	Montgomery	AL	3,148	1,370	5,749	(4,152)	2,967	(147)	2/7/2014	2003
Vacant	Flanders	NJ	915	1,468	883	(1,154)	1,197	(35)	2/7/2014	2003
Chilis	Mt. Laurel	NJ	1,447	1,332	1,792	—	3,124	(413)	2/7/2014	2004
Brick House Tavern & Tap	W. Windsor	NJ	1,043	1,307	1,498	—	2,805	(399)	2/7/2014	1998
AutoZone	Hartville	OH	614	197	1,156	—	1,353	(331)	2/7/2014	2008
Tire Kingdom	Auburndale	FL	1,204	609	1,571	—	2,180	(462)	2/7/2014	2010

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Home Depot	Slidell	LA	—	5,131	—	—	5,131	—	2/7/2014	1998
Lowe's	Ticonderoga	NY	—	1,812	—	—	1,812	—	2/7/2014	2009
Advance Auto Parts	Sapulpa	OK	—	362	1,300	—	1,662	(343)	2/7/2014	2007
LA Fitness	Dallas	TX	4,712	2,629	10,413	—	13,042	(2,902)	2/7/2014	2008
Advance Auto Parts	Franklin	IN	738	511	1,256	—	1,767	(340)	2/7/2014	2010
Advance Auto Parts	Grand Rapids	MI	—	368	1,296	—	1,664	(342)	2/7/2014	2008
Tractor Supply	Alton	IL	1,404	565	3,062	59	3,686	(742)	2/7/2014	2008
Tractor Supply	Union	MO	1,404	589	3,012	13	3,614	(714)	2/7/2014	2008
Tractor Supply	Troy	MO	1,286	730	2,587	—	3,317	(626)	2/7/2014	2009
FedEx	Northwood	OH	2,410	674	5,497	538	6,709	(1,462)	2/7/2014	1998
Academy Sports + Outdoors	Austin	TX	—	4,216	8,755	—	12,971	(2,174)	2/7/2014	1988
CVS	Mishawaka	IN	2,258	409	4,532	—	4,941	(1,363)	2/7/2014	2007
CarMax	Austin	TX	9,900	5,461	16,940	—	22,401	(4,605)	2/7/2014	2004
Tractor Supply	Nixa	MO	1,346	476	2,040	—	2,516	(511)	2/7/2014	2009
Tractor Supply	Lawrence	KS	1,377	361	2,637	32	3,030	(654)	2/7/2014	2010
CVS	Ringgold	GA	—	1,346	2,939	—	4,285	(948)	2/7/2014	2007
Tractor Supply	Sellersburg	IN	1,433	762	2,146	—	2,908	(540)	2/7/2014	2010
Tractor Supply	Augusta	ME	1,423	530	2,756	—	3,286	(700)	2/7/2014	2009
Tractor Supply	Wauseon	OH	1,374	931	2,128	—	3,059	(558)	2/7/2014	2007
CVS	Gulf Breeze	FL	—	545	—	—	545	—	2/7/2014	2009
Tractor Supply	Dixon	CA	—	1,619	4,044	—	5,663	(1,030)	2/7/2014	2007
Best Buy	Port Arthur	TX	8,077	3,331	14,992	270	18,593	(4,066)	2/7/2014	2008
CVS	Weaverville	NC	3,098	1,998	4,307	—	6,305	(1,381)	2/7/2014	2009
Tractor Supply	Hamilton	OH	932	675	1,472	—	2,147	(538)	2/7/2014	1975
LA Fitness	Oakdale	MN	4,749	2,315	8,315	—	10,630	(2,535)	2/7/2014	2009
Advance Auto Parts	Bonita Springs	FL	1,561	1,219	1,552	—	2,771	(476)	2/7/2014	2007
Kohl's	Salina	KS	—	964	5,009	60	6,033	(1,258)	2/7/2014	2009
FedEx	Bossier City	LA	—	295	6,223	—	6,518	(1,685)	2/7/2014	2009
Advance Auto Parts	Janesville	WI	—	299	1,695	—	1,994	(468)	2/7/2014	2007
Advance Auto Parts	Appleton	WI	—	498	1,228	—	1,726	(349)	2/7/2014	2007
Albertson's	Phoenix	AZ	—	2,456	4,628	—	7,084	(1,405)	2/7/2014	1998
Albertson's	Mesa	AZ	—	1,944	4,145	—	6,089	(1,270)	2/7/2014	1997
Albertson's	Tucson	AZ	—	2,710	7,704	—	10,414	(2,360)	2/7/2014	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
WaWa	Portsmouth	VA	—	1,573	—	—	1,573	—	2/7/2014	2008
CVS	Lynchburg	VA	—	914	2,987	99	4,000	(912)	2/7/2014	1999
CVS	Madison Heights	VA	—	1,015	2,589	69	3,673	(780)	2/7/2014	1997
Applebee's	Wytheville	VA	—	564	923	—	1,487	(414)	2/7/2014	2000
Applebee's	West Memphis	AR	—	388	1,536	—	1,924	(490)	2/7/2014	2006
Applebee's	Swansea	IL	—	727	1,741	—	2,468	(568)	2/7/2014	1998
Applebee's	Norton	VA	—	848	433	—	1,281	(315)	2/7/2014	2006
Applebee's	Adrian	MI	—	407	2,351	—	2,758	(765)	2/7/2014	1995
Applebee's	Chambersburg	PA	—	591	2,416	—	3,007	(693)	2/7/2014	1995
Applebee's	Horn Lake	MS	—	584	1,642	(8)	2,218	(520)	2/7/2014	2005
Applebee's	Kalamazoo	MI	—	575	2,644	—	3,219	(759)	2/7/2014	1994
Big O Tires	Phoenix	AZ	—	206	1,367	—	1,573	(369)	2/7/2014	2010
Applebee's	Bartlett	TN	—	315	2,201	—	2,516	(673)	2/7/2014	2005
Applebee's	Tyler	TX	—	696	2,904	—	3,600	(911)	2/7/2014	1990
CompUSA	Arlington	TX	—	2,437	1,467	127	4,031	(550)	2/7/2014	1992
Albertson's	Lake Havasu City	AZ	—	1,275	5,396	—	6,671	(1,715)	2/7/2014	2003
Albertson's	Yuma	AZ	—	1,574	6,452	—	8,026	(1,981)	2/7/2014	2003
Albertson's	Scottsdale	AZ	—	2,872	7,943	—	10,815	(2,413)	2/7/2014	1991
Albertson's	Tucson	AZ	—	1,642	3,587	—	5,229	(1,129)	2/7/2014	1994
Albertson's	Fort Worth	TX	—	2,146	4,678	—	6,824	(1,499)	2/7/2014	2000
Albertson's	Fort Worth	TX	—	1,833	7,311	—	9,144	(2,185)	2/7/2014	2004
Albertson's	Fort Worth	TX	—	1,833	4,528	—	6,361	(1,412)	2/7/2014	2002
Albertson's	Fort Worth	TX	—	1,174	6,255	—	7,429	(1,844)	2/7/2014	1988
Albertson's	Lafayette	LA	—	1,556	7,926	—	9,482	(2,526)	2/7/2014	2000
Albertson's	Bossier City	LA	—	1,949	5,125	—	7,074	(1,568)	2/7/2014	1988
Albertson's	Baton Rouge	LA	—	1,711	7,061	—	8,772	(2,202)	2/7/2014	1991
Albertson's	Albuquerque	NM	—	2,950	3,388	—	6,338	(1,428)	2/7/2014	1978
Albertson's	Abilene	TX	—	1,187	6,373	—	7,560	(1,932)	2/7/2014	1984
Albertson's	Alexandria	LA	—	1,423	6,024	—	7,447	(1,900)	2/7/2014	1990
Albertson's	Fort Collins	CO	—	1,288	6,612	—	7,900	(1,995)	2/7/2014	1996
Albertson's	El Paso	TX	—	1,375	6,447	—	7,822	(2,014)	2/7/2014	1978
Albertson's	Farmington	NM	—	1,442	2,505	—	3,947	(977)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Albertson's	Denver	CO	—	2,058	5,286	—	7,344	(1,573)	2/7/2014	2002
Tractor Supply	Little Rock	AR	1,500	930	2,035	—	2,965	(501)	2/7/2014	2009
Albertson's	Los Lunas	NM	—	1,105	4,770	—	5,875	(1,743)	2/7/2014	1991
Albertson's	Midland	TX	—	1,002	9,885	—	10,887	(2,944)	2/7/2014	1984
Albertson's	Odessa	TX	—	947	8,867	—	9,814	(2,610)	2/7/2014	1985
Albertson's	Weatherford	TX	—	1,820	5,771	—	7,591	(1,780)	2/7/2014	2001
Tractor Supply	Jefferson City	MO	1,125	490	1,877	98	2,465	(389)	2/7/2014	2009
Petco	Lake Charles	LA	2,145	690	4,072	54	4,816	(1,104)	2/7/2014	2008
GetGo	Lancaster	OH	—	2,210	15,649	—	17,859	(3,948)	2/7/2014	2008
7-Eleven	Carrizo Springs	TX	—	496	2,526	—	3,022	(843)	2/7/2014	2010
7-Eleven	Laredo	TX	—	581	2,367	—	2,948	(774)	2/7/2014	2010
Stripes	Haskell	TX	—	143	2,554	—	2,697	(825)	2/7/2014	2010
Stripes	Laredo	TX	—	626	2,338	—	2,964	(779)	2/7/2014	2010
Ulta Beauty	Jackson	TN	1,454	547	2,123	—	2,670	(566)	2/7/2014	2010
Wal-Mart	Pueblo	CO	8,249	2,586	12,512	—	15,098	(3,843)	2/7/2014	1998
CVS	Auburndale	FL	—	1,418	2,038	—	3,456	(616)	2/7/2014	1999
Arby's	Daytona Beach	FL	16,557	4,598	28,511	(18,163)	14,946	(730)	2/7/2014	1986
AAA	Oklahoma City	OK	—	3,639	32,567	178	36,384	(9,182)	2/7/2014	2009
NTT Data	Lincoln	NE	—	2,812	25,566	(355)	28,023	(7,308)	2/7/2014	2009
Hanesbrands	Rural Hall	NC	—	1,798	41,214	(50)	42,962	(10,677)	2/7/2014	1992
Best Buy	Pineville	NC	—	1,818	7,970	—	9,788	(2,343)	2/7/2014	1994
Tractor Supply	Franklin	NC	1,479	434	2,629	—	3,063	(646)	2/7/2014	2009
Walgreens	Matteson	IL	2,450	416	4,070	—	4,486	(1,150)	2/7/2014	2008
Tractor Supply	Sedalia	MO	1,090	480	1,782	—	2,262	(458)	2/7/2014	2010
Childtime	Modesto	CA	—	280	1,524	—	1,804	(430)	2/7/2014	1988
Sherwin-Williams	Muskegon	MI	—	187	1,524	—	1,711	(437)	2/7/2014	2008
Walgreens	Grayson	GA	2,720	947	3,747	1	4,695	(1,107)	2/7/2014	2004
Walgreens	Tucson	AZ	2,910	1,406	3,571	—	4,977	(1,078)	2/7/2014	2004
Tutor Time	Downingtown	PA	—	205	2,788	—	2,993	(784)	2/7/2014	1998
Tutor Time	Austin	TX	—	417	1,861	—	2,278	(547)	2/7/2014	2000
Children's Courtyard	Grand Prairie	TX	—	367	1,055	—	1,422	(309)	2/7/2014	1999
Childtime	Oklahoma City	OK	—	124	796	—	920	(243)	2/7/2014	1985
Childtime	Oklahoma City	OK	—	108	793	—	901	(235)	2/7/2014	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Childtime	Bedford	OH	—	111	852	—	963	(263)	2/7/2014	1979
Healthnow	Buffalo	NY	40,299	2,569	89,399	194	92,162	(19,698)	2/7/2014	2007
Advance Auto Parts	Milwaukee	WI	—	610	1,473	—	2,083	(405)	2/7/2014	2008
All Cleaners	Bartlett	IL	7,060	4,437	5,970	2,555	12,962	(2,236)	2/7/2014	1999
CVS	Boca Raton	FL	2,625	—	3,560	—	3,560	(1,167)	2/7/2014	2009
CVS	City of Industry	CA	2,500	1,224	3,202	(30)	4,396	(1,238)	2/7/2014	2009
CVS	Jacksonville	FL	3,715	2,240	4,323	—	6,563	(1,310)	2/7/2014	2009
CVS	Naples	FL	2,675	—	4,164	—	4,164	(1,262)	2/7/2014	2009
CVS	Southaven	MS	4,270	1,281	4,100	(72)	5,309	(1,409)	2/7/2014	2009
CVS	The Village	OK	3,425	520	4,730	—	5,250	(1,414)	2/7/2014	2009
CVS	Lawrence	KS	2,908	837	4,392	—	5,229	(1,322)	2/7/2014	2009
CVS	Lawrenceville	NJ	5,170	2,674	6,412	—	9,086	(1,900)	2/7/2014	2009
CVS	Mineola	NY	2,280	—	5,120	—	5,120	(1,494)	2/7/2014	2008
Advance Auto Parts	Lehigh Acres	FL	1,425	379	2,016	—	2,395	(568)	2/7/2014	2008
Advance Auto Parts	Howell	MI	830	439	1,471	—	1,910	(397)	2/7/2014	2008
Advance Auto Parts	Salem	OH	660	267	1,147	—	1,414	(318)	2/7/2014	2009
Albertson's	Las Cruces	NM	—	1,588	5,719	—	7,307	(2,158)	2/7/2014	1997
Bed Bath & Beyond	Folsom	CA	21,600	10,314	27,983	372	38,669	(7,716)	2/7/2014	2006
CVS	Gainesville	TX	2,215	341	3,334	—	3,675	(971)	2/7/2014	2003
CVS	Dover	DE	2,046	4,081	—	—	4,081	—	2/7/2014	2010
Staples	Pensacola	FL	—	1,539	3,354	—	4,893	(849)	2/7/2014	2010
O'Reilly Auto Parts	Christiansburg	VA	646	562	793	—	1,355	(219)	2/7/2014	2010
O'Reilly Auto Parts	San Antonio	TX	703	439	1,030	—	1,469	(280)	2/7/2014	2010
O'Reilly Auto Parts	Ravenna	OH	—	144	1,137	—	1,281	(321)	2/7/2014	2010
O'Reilly Auto Parts	Houston	TX	560	340	895	—	1,235	(237)	2/7/2014	2010
O'Reilly Auto Parts	Highlands	TX	485	281	813	—	1,094	(215)	2/7/2014	2010
Thorntons	Clarksville	IN	—	1,319	687	—	2,006	(264)	2/7/2014	2005
Thorntons	Jeffersonville	IN	—	1,233	1,533	—	2,766	(527)	2/7/2014	1995
Thorntons	Franklin Park	IL	—	1,403	1,882	—	3,285	(597)	2/7/2014	1989
Thorntons	Westmont	IL	—	760	3,069	—	3,829	(930)	2/7/2014	1997
Thorntons	Springfield	IL	—	926	2,514	—	3,440	(898)	2/7/2014	1994
Thorntons	Ottawa	IL	—	565	2,003	—	2,568	(656)	2/7/2014	2006
Thorntons	Bloomington	IL	—	1,184	733	—	1,917	(261)	2/7/2014	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Thorntons	Joliet	IL	—	953	2,539	—	3,492	(803)	2/7/2014	2000
Thorntons	Summit	IL	—	2,233	109	—	2,342	(45)	2/7/2014	2000
Thorntons	Waukegan	IL	—	875	1,421	—	2,296	(458)	2/7/2014	1999
Thorntons	Plainfield	IL	—	862	1,338	—	2,200	(450)	2/7/2014	1995
Thorntons	South Elgin	IL	—	1,239	1,688	—	2,927	(585)	2/7/2014	1995
Thorntons	Galloway	OH	—	547	1,550	—	2,097	(489)	2/7/2014	1998
Thorntons	Terre Haute	IN	—	732	1,829	—	2,561	(602)	2/7/2014	1995
Thorntons	Henderson	KY	—	659	3,271	—	3,930	(1,039)	2/7/2014	1971
Thorntons	Evansville	IN	—	467	1,479	—	1,946	(481)	2/7/2014	1987
Thorntons	Evansville	IN	—	602	1,398	—	2,000	(454)	2/7/2014	1990
Thorntons	Henderson	KY	—	483	1,778	—	2,261	(523)	2/7/2014	2007
Thorntons	Shelbyville	KY	—	299	2,036	—	2,335	(625)	2/7/2014	1991
Thorntons	Louisville	KY	—	637	1,680	—	2,317	(486)	2/7/2014	1994
Thorntons	Edinburgh	IN	—	685	1,505	—	2,190	(485)	2/7/2014	1996
Thorntons	Oaklawn	IL	—	1,203	898	278	2,379	(307)	2/7/2014	1994
Advance Auto Parts	Bedford	IN	760	100	1,386	—	1,486	(386)	2/7/2014	2007
Advance Auto Parts	Bethel	OH	730	234	1,305	—	1,539	(361)	2/7/2014	2008
Advance Auto Parts	Crestwood	KY	1,030	400	1,546	—	1,946	(416)	2/7/2014	2009
Advance Auto Parts	Louisville	KY	740	336	1,289	—	1,625	(347)	2/7/2014	2009
Best Buy	Indianapolis	IN	—	665	4,775	—	5,440	(1,410)	2/7/2014	2009
Stripes	Fort Stockton	TX	—	1,237	3,812	—	5,049	(1,392)	2/7/2014	2010
Stripes	Portales	NM	—	306	2,595	—	2,901	(853)	2/7/2014	2010
Bed Bath & Beyond	San Marcos	TX	12,480	5,287	20,357	171	25,815	(5,533)	2/7/2014	2006
LA Fitness	Indianapolis	IN	—	1,279	8,970	—	10,249	(2,619)	2/7/2014	2009
Best Buy	Marquette	MI	—	836	4,207	1,111	6,154	(1,554)	2/7/2014	2010
Family Fare	Battle Creek	MI	—	1,393	7,950	—	9,343	(2,379)	2/7/2014	2010
Lowe's	Columbia	SC	—	5,485	—	—	5,485	—	2/7/2014	1994
Dick's Sporting Goods	Jackson	TN	—	1,346	6,106	—	7,452	(1,793)	2/7/2014	2007
Petco	Dardenne Prairie	MO	—	806	3,024	—	3,830	(786)	2/7/2014	2009
Kohl's	Saginaw	MI	—	1,110	6,932	104	8,146	(1,710)	2/7/2014	2011
St. Luke's Urgent Care	Creve Coeur	MO	—	1,644	4,497	—	6,141	(1,436)	2/7/2014	2010
Best Buy	Norton Shores	MI	—	1,568	4,099	—	5,667	(1,206)	2/7/2014	2001
CVS	Edison	NJ	—	3,318	—	—	3,318	—	2/7/2014	2008

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
LA Fitness	Marana	AZ	—	1,284	8,322	—	9,606	(2,523)	2/7/2014	2011
DaVita Dialysis	Grand Rapids	MI	—	215	1,794	—	2,009	(450)	2/7/2014	1997
Advance Auto Parts	Charlotte	NC	—	723	883	—	1,606	(253)	2/7/2014	2001
Advance Auto Parts	Rock Hill	SC	—	506	915	45	1,466	(257)	2/7/2014	1995
Walgreens	Medina	OH	—	820	4,585	81	5,486	(1,333)	2/7/2014	2001
Walgreens	Chicago	IL	—	952	3,235	—	4,187	(950)	2/7/2014	2003
Walgreens	Decatur	GA	—	1,746	3,337	—	5,083	(1,005)	2/7/2014	2001
Hobby Lobby	Avon	IN	—	1,439	5,855	115	7,409	(1,614)	2/7/2014	2007
Walgreens	Chicago	IL	—	911	4,830	46	5,787	(1,388)	2/7/2014	2000
Best Buy	Kenosha	WI	—	1,925	5,503	127	7,555	(1,614)	2/7/2014	2008
Bi-Lo, LLC	Greenwood	SC	—	533	4,212	—	4,745	(1,245)	2/7/2014	1999
FedEx	McComb	MS	—	548	3,268	2,212	6,028	(1,135)	2/7/2014	2008
Vacant	Prattville	AL	—	1,038	1,802	(1,871)	969	(145)	2/7/2014	1997
Golden Corral	Cullman	AL	—	847	2,390	(2,143)	1,094	(177)	2/7/2014	1996
Vacant	Columbus	GA	—	1,307	2,529	(2,876)	960	(152)	2/7/2014	2002
Ryan's Buffet	Commerce	GA	—	962	1,470	(647)	1,785	(323)	2/7/2014	1996
Ryan's Buffet	Rome	GA	—	831	1,848	(918)	1,761	(329)	2/7/2014	1983
Longhorn Steakhouse	Paducah	KY	—	1,121	1,443	(2,022)	542	(13)	2/7/2014	1995
Golden Corral	Owensboro	KY	—	1,244	1,656	(1,942)	958	(130)	2/7/2014	1997
Vacant	Bossier City	LA	—	1,168	2,594	(2,883)	879	(136)	2/7/2014	2004
Golden Corral	Horn Lake	MS	—	925	2,463	(2,320)	1,068	(173)	2/7/2014	1995
Ryan's Buffet	Asheville	NC	—	1,261	2,204	(1,180)	2,285	(407)	2/7/2014	1996
Golden Corral	Coon Rapids	MN	—	1,611	2,188	(2,894)	905	(111)	2/7/2014	2003
Vacant	Sevierville	TN	—	1,443	430	(750)	1,123	(109)	2/7/2014	2003
Golden Corral	Beckley	WV	—	1,248	2,258	(2,508)	998	(151)	2/7/2014	1995
LA Fitness	Broadview	IL	—	3,345	8,763	276	12,384	(2,611)	2/7/2014	2010
Glen's Market	Manistee	MI	—	294	6,694	—	6,988	(1,890)	2/7/2014	2009
Stripes	Odessa	TX	—	301	2,895	—	3,196	(918)	2/7/2014	2011
Banner Life Insurance	Urbana	MD	19,483	2,733	31,483	—	34,216	(8,103)	2/7/2014	2011
ConAgra Brands	Milton	PA	—	5,656	27,242	—	32,898	(6,973)	2/7/2014	1991
Dahl's	Johnston	IA	—	3,202	6,644	—	9,846	(2,021)	2/7/2014	2000
Dahl's	Des Moines	IA	—	2,871	11,761	—	14,632	(3,459)	2/7/2014	2011
Dahl's	Des Moines	IA	—	628	3,947	—	4,575	(1,187)	2/7/2014	1947

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dahl's	Des Moines	IA	—	1,163	1,649	—	2,812	(508)	2/7/2014	1959
Advance Auto Parts	Vermilion	OH	—	337	1,079	—	1,416	(320)	2/7/2014	2006
Advance Auto Parts	Massillon	OH	—	218	1,987	—	2,205	(549)	2/7/2014	2007
Advance Auto Parts	Monroe	MI	—	549	1,434	—	1,983	(393)	2/7/2014	2007
Advance Auto Parts	South Lyon	MI	—	402	1,607	—	2,009	(435)	2/7/2014	2008
Walgreens	Clarkston	MI	—	2,768	3,197	—	5,965	(964)	2/7/2014	2000
Owens Corning	Newark	OH	—	725	13,013	—	13,738	(3,227)	2/7/2014	2007
Tractor Supply	Grayson	KY	—	540	2,709	—	3,249	(666)	2/7/2014	2011
California Pizza Kitchen	Alpharetta	GA	—	1,279	3,249	—	4,528	(1,031)	2/7/2014	1994
California Pizza Kitchen	Atlanta	GA	—	2,307	1,857	—	4,164	(639)	2/7/2014	1993
California Pizza Kitchen	Grapevine	TX	—	1,544	2,250	—	3,794	(731)	2/7/2014	1994
California Pizza Kitchen	Paradise Valley	AZ	—	2,285	1,480	—	3,765	(520)	2/7/2014	1994
California Pizza Kitchen	Schaumburg	IL	—	1,180	3,179	—	4,359	(1,016)	2/7/2014	1995
CVS	Evansville	IN	—	227	3,060	—	3,287	(909)	2/7/2014	2000
Petsmart	Westlake Village	CA	—	3,406	5,017	—	8,423	(1,277)	2/7/2014	1998
Petsmart	Boca Raton	FL	—	3,514	4,912	—	8,426	(1,334)	2/7/2014	2001
Petsmart	Lake Mary	FL	—	2,430	2,556	—	4,986	(714)	2/7/2014	1997
Petsmart	Plantation	FL	—	965	5,302	—	6,267	(1,368)	2/7/2014	2001
Petsmart	Tallahassee	FL	—	1,468	1,387	—	2,855	(404)	2/7/2014	1998
Petsmart	Evanston	IL	—	1,120	6,007	—	7,127	(1,524)	2/7/2014	2001
Petsmart	Braintree	MA	—	2,805	8,398	—	11,203	(2,071)	2/7/2014	1996
Petsmart	Oxon Hill	MD	—	1,722	4,389	—	6,111	(1,153)	2/7/2014	1998
Petsmart	Flint	MI	—	606	3,839	—	4,445	(997)	2/7/2014	1996
Petsmart	Dallas	TX	—	470	6,089	—	6,559	(1,483)	2/7/2014	1998
Petsmart	Southlake	TX	—	1,063	7,093	—	8,156	(1,761)	2/7/2014	1998
DaVita Dialysis	Augusta	GA	—	118	1,818	47	1,983	(394)	2/7/2014	2000
DaVita Dialysis	Douglasville	GA	—	119	1,858	—	1,977	(403)	2/7/2014	2001
Food Lion	Moyock	NC	—	1,269	2,950	266	4,485	(964)	2/7/2014	1999
Walgreens	Watertown	NY	—	2,937	2,664	—	5,601	(815)	2/7/2014	2006
Best Buy	Richmond	IN	—	549	4,429	—	4,978	(1,334)	2/7/2014	2011
Walgreens	Bartlett	TN	—	2,358	2,194	—	4,552	(649)	2/7/2014	2001
Dick's Sporting Goods	Charleston	SC	—	3,733	5,025	—	8,758	(1,579)	2/7/2014	2005
Petsmart	Parma	OH	—	1,288	3,527	—	4,815	(917)	2/7/2014	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Kohl's	Brownsville	TX	—	2,756	3,423	—	6,179	(46)	2/7/2014	2007
Stop & Shop	Cranston	RI	—	4,309	—	—	4,309	—	2/7/2014	2011
Chuze Fitness	Highlands Ranch	CO	—	2,850	4,795	2,262	9,907	(1,311)	2/7/2014	2007
PLS Check Cashers	Tucson	AZ	—	264	800	—	1,064	(307)	2/7/2014	2005
PLS Check Cashers	Calumet Park	IL	—	306	1,003	—	1,309	(367)	2/7/2014	2005
PLS Check Cashers	Chicago	IL	—	451	127	—	578	(111)	2/7/2014	2001
PLS Check Cashers	Dallas	TX	—	197	1,356	—	1,553	(401)	2/7/2014	1983
PLS Check Cashers	Dallas	TX	—	169	1,180	—	1,349	(353)	2/7/2014	2003
PLS Check Cashers	Fort Worth	TX	—	187	1,473	—	1,660	(422)	2/7/2014	2003
PLS Check Cashers	Grand Prairie	TX	—	385	1,056	—	1,441	(313)	2/7/2014	1971
PLS Check Cashers	Houston	TX	—	158	1,293	—	1,451	(353)	2/7/2014	2005
PLS Check Cashers	Kenosha	WI	—	190	693	—	883	(226)	2/7/2014	2005
PLS Check Cashers	Mesa	AZ	—	187	759	—	946	(282)	2/7/2014	2006
PLS Check Cashers	Mesquite	TX	—	261	1,388	—	1,649	(440)	2/7/2014	2006
PLS Check Cashers	Phoenix	AZ	—	288	677	—	965	(240)	2/7/2014	2006
PLS Check Cashers	Compton	CA	—	475	107	—	582	(91)	2/7/2014	2005
LA Fitness	Duncanville	TX	—	1,538	10,023	—	11,561	(2,844)	2/7/2014	2007
Tractor Supply	Rincon	GA	—	978	2,016	—	2,994	(476)	2/7/2014	2007
Petsmart	Phoenix	AZ	51,250	7,308	97,510	678	105,496	(22,281)	2/7/2014	1997
LA Fitness	Avondale	AZ	—	2,253	9,040	—	11,293	(2,645)	2/7/2014	2006
Change Healthcare Operations	Nashville	TN	4,700	688	10,417	—	11,105	(2,425)	2/7/2014	2010
Lowe's	West Carrollton	OH	—	2,864	9,883	—	12,747	(2,433)	2/7/2014	1994
CarMax	Henderson	NV	—	8,542	10,396	—	18,938	(3,144)	2/7/2014	2002
Hobby Lobby	Logan	UT	—	2,683	3,079	—	5,762	(960)	2/7/2014	2008
Best Buy	Southaven	MS	—	2,045	4,318	—	6,363	(1,326)	2/7/2014	2007
Advance Auto Parts	Brownstown	MI	—	482	1,760	—	2,242	(479)	2/7/2014	2008
Advance Auto Parts	Romulus	MI	—	422	1,568	—	1,990	(438)	2/7/2014	2007
Advance Auto Parts	Washington Twnshp	MI	—	645	1,711	—	2,356	(468)	2/7/2014	2008
BJ's Wholesale Club	Deptford	NJ	11,004	6,558	12,490	—	19,048	(3,104)	2/7/2014	1995
BJ's Wholesale Club	Westminster	MD	13,978	6,516	13,860	—	20,376	(3,803)	2/7/2014	2001
BJ's Wholesale Club	Pembroke Pines	FL	8,446	5,104	7,661	—	12,765	(2,251)	2/7/2014	1997
BJ's Wholesale Club	Lancaster	PA	13,621	3,400	16,782	—	20,182	(4,456)	2/7/2014	1996

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
BJ's Wholesale Club	Greenfield	MA	8,416	2,168	14,002	—	16,170	(3,381)	2/7/2014	1997
BJ's Wholesale Club	Uxbridge	MA	12,645	5,538	36,445	—	41,983	(8,127)	2/7/2014	2006
BJ's Wholesale Club	Leominster	MA	—	3,585	21,344	—	24,929	(5,117)	2/7/2014	1993
BJ's Wholesale Club	California	MD	—	6,882	10,196	—	17,078	(2,827)	2/7/2014	2003
BJ's Wholesale Club	Auburn	ME	—	2,674	16,510	—	19,184	(3,852)	2/7/2014	1995
BJ's Wholesale Club	Boynton Beach	FL	—	5,569	10,931	(15)	16,485	(3,097)	2/7/2014	2001
BJ's Wholesale Club	Portsmouth	NH	—	4,216	25,454	—	29,670	(5,916)	2/7/2014	1993
BJ's Wholesale Club	Jacksonville	FL	—	5,929	16,348	—	22,277	(4,082)	2/7/2014	2003
Golden Corral	Independence	MO	—	1,425	2,437	—	3,862	(803)	2/7/2014	2010
CVS	Cherry Hill	NJ	—	2,255	—	—	2,255	—	2/7/2014	2011
Urban Air Adventure Park	North Fayette	PA	—	1,990	2,700	1,060	5,750	(751)	2/7/2014	1999
Home Depot	Kennesaw	GA	—	1,809	12,331	—	14,140	(3,184)	2/7/2014	2012
DaVita Dialysis	Willow Grove	PA	—	311	3,886	51	4,248	(890)	2/7/2014	1989
CVS	Northbrook	IL	—	3,471	41,765	1,842	47,078	(10,761)	2/7/2014	1980
CVS	Warren	OH	—	560	1,622	75	2,257	(483)	2/7/2014	2008
CVS	Titusville	PA	—	670	683	71	1,424	(411)	2/7/2014	1998
MedAssets	Plano	TX	—	10,432	45,650	—	56,082	(11,361)	2/7/2014	2013
Tractor Supply	Bainbridge	GA	—	687	2,445	—	3,132	(577)	2/7/2014	2008
Tractor Supply	Mishawaka	IN	—	620	2,683	—	3,303	(652)	2/7/2014	2011
Walgreens	Albuquerque	NM	—	1,173	2,287	—	3,460	(695)	2/7/2014	1996
United Technologies	Bradenton	FL	—	2,692	17,973	—	20,665	(4,259)	2/7/2014	2004
AGCO	Duluth	GA	8,600	3,503	14,842	160	18,505	(3,547)	2/7/2014	1999
DaVita Dialysis	Casselberry	FL	—	392	2,320	—	2,712	(615)	2/7/2014	2007
DaVita Dialysis	Sanford	FL	—	530	2,793	—	3,323	(688)	2/7/2014	2005
Hobby Lobby	Kannapolis	NC	—	1,929	4,227	—	6,156	(1,206)	2/7/2014	2004
Sam's Club	Colorado Springs	CO	—	3,347	12,652	—	15,999	(3,303)	2/7/2014	1998
RaceTrac	Atlanta	GA	—	1,025	1,511	—	2,536	(470)	2/7/2014	2004
RaceTrac	Bellview	FL	—	684	3,831	—	4,515	(1,170)	2/7/2014	2007
RaceTrac	Bessemer	AL	—	761	2,624	—	3,385	(768)	2/7/2014	2003
RaceTrac	Denton	TX	—	1,030	2,645	—	3,675	(742)	2/7/2014	2003
RaceTrac	Houston	TX	—	1,209	1,204	—	2,413	(345)	2/7/2014	1995
RaceTrac	Houston	TX	—	1,203	1,509	—	2,712	(434)	2/7/2014	1997
RaceTrac	Jacksonville	FL	—	1,065	2,863	—	3,928	(939)	2/7/2014	2011

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
RaceTrac	Leesburg	FL	—	1,188	2,711	—	3,899	(901)	2/7/2014	2007
RaceTrac	Mobile	AL	—	580	1,317	—	1,897	(384)	2/7/2014	1998
Kohl's	Fort Dodge	IA	—	1,431	3,109	—	4,540	(870)	2/7/2014	2011
General Service Administration	Oceanside	CA	27,749	9,489	33,812	105	43,406	(8,507)	2/7/2014	2010
Irving Oil	Belfast	ME	—	339	698	—	1,037	(240)	2/7/2014	1997
Irving Oil	Bethel	ME	—	182	331	—	513	(119)	2/7/2014	1990
Irving Oil	Boothbay Harbor	ME	—	413	550	—	963	(208)	2/7/2014	1993
Irving Oil	Caribou	ME	—	187	404	—	591	(135)	2/7/2014	1990
Irving Oil	Conway	NH	—	173	525	—	698	(165)	2/7/2014	2004
Irving Oil	Dover	NH	—	380	717	—	1,097	(238)	2/7/2014	1988
Irving Oil	Fort Kent	ME	—	358	352	—	710	(147)	2/7/2014	1973
Irving Oil	Kennebunk	ME	—	469	541	—	1,010	(203)	2/7/2014	1980
Irving Oil	Lincoln	ME	—	360	360	—	720	(127)	2/7/2014	1994
Irving Oil	Orono	ME	—	228	272	—	500	(92)	2/7/2014	1984
Irving Oil	Rochester	NH	—	290	747	—	1,037	(236)	2/7/2014	1970
Irving Oil	Skowhegan	ME	—	541	492	—	1,033	(196)	2/7/2014	1988
Irving Oil	Dummerston	VT	—	185	353	—	538	(139)	2/7/2014	1993
Irving Oil	Rutland	VT	—	249	220	—	469	(78)	2/7/2014	1984
Irving Oil	Saco	ME	—	619	222	—	841	(110)	2/7/2014	1995
Irving Oil	Westminster	VT	—	108	437	—	545	(148)	2/7/2014	1990
LA Fitness	Oswego	IL	—	3,163	8,749	—	11,912	(2,713)	2/7/2014	2008
DaVita Dialysis	Ft. Wayne	IN	—	394	2,963	(8)	3,349	(674)	2/7/2014	2008
Binny's Beverage Depot	Joliet	IL	—	1,834	1,585	775	4,194	(641)	2/7/2014	2011
Vacant	Merrillville	IN	—	511	4,768	—	5,279	(1,451)	2/7/2014	2011
Physicians Dialysis	Lawrenceville	NJ	—	633	2,757	—	3,390	(670)	2/7/2014	2009
The Medicines Company	Parsippany	NJ	27,700	5,150	50,051	748	55,949	(12,908)	2/7/2014	2009
Dick's Sporting Goods	Fort Gratiot	MI	—	722	7,743	—	8,465	(2,331)	2/7/2014	2010
Michaels	Lafayette	LA	—	1,831	3,631	223	5,685	(1,180)	2/7/2014	2011
Outback Steakhouse	Fort Smith	AR	—	841	1,996	—	2,837	(674)	2/7/2014	1999
Outback Steakhouse	Centennial	CO	—	1,378	1,397	—	2,775	(483)	2/7/2014	1996
Outback Steakhouse	Jacksonville	FL	—	770	2,261	—	3,031	(683)	2/7/2014	2001
Outback Steakhouse	Sebring	FL	—	981	1,695	—	2,676	(578)	2/7/2014	2001
Outback Steakhouse	Fort Wayne	IN	—	733	984	—	1,717	(539)	2/7/2014	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Outback Steakhouse	Lexington	KY	—	1,077	2,139	—	3,216	(702)	2/7/2014	2002
Outback Steakhouse	Baton Rouge	LA	—	742	1,272	—	2,014	(414)	2/7/2014	2001
Outback Steakhouse	Southgate	MI	—	787	2,742	—	3,529	(859)	2/7/2014	1994
Outback Steakhouse	Lees Summit	MO	—	901	620	—	1,521	(230)	2/7/2014	1999
Outback Steakhouse	Las Cruces	NM	—	536	1,549	—	2,085	(493)	2/7/2014	2000
Outback Steakhouse	Garner	NC	—	1,088	1,817	—	2,905	(606)	2/7/2014	2004
Outback Steakhouse	Boardman Township	OH	—	575	2,742	—	3,317	(875)	2/7/2014	1995
Outback Steakhouse	Pittsburgh	PA	—	1,370	932	(932)	1,370	—	2/7/2014	1995
Outback Steakhouse	Conroe	TX	—	959	2,063	—	3,022	(607)	2/7/2014	2001
Outback Steakhouse	Houston	TX	—	964	2,321	—	3,285	(684)	2/7/2014	1998
Outback Steakhouse	McAllen	TX	—	835	443	—	1,278	(149)	2/7/2014	1999
Outback Steakhouse	Colonial Heights	VA	—	1,297	746	—	2,043	(577)	2/7/2014	2000
Outback Steakhouse	Newport News	VA	—	600	1,356	—	1,956	(710)	2/7/2014	1993
Outback Steakhouse	Winchester	VA	—	704	1,310	—	2,014	(752)	2/7/2014	2006
Fleming's Steakhouse	Englewood	CO	—	1,152	3,055	—	4,207	(988)	2/7/2014	2004
Bonefish Grill	Lakeland	FL	—	750	1,897	—	2,647	(615)	2/7/2014	2003
Bonefish Grill	Independence	OH	—	895	2,252	—	3,147	(756)	2/7/2014	2006
Outback Steakhouse	Independence	OH	—	901	2,268	—	3,169	(611)	2/7/2014	2006
Bonefish Grill	Gainesville	VA	—	751	1,325	—	2,076	(624)	2/7/2014	2004
Carrabba's	Scottsdale	AZ	—	1,350	1,847	—	3,197	(449)	2/7/2014	2000
Carrabba's	Louisville	CO	—	1,083	1,400	—	2,483	(450)	2/7/2014	2000
Carrabba's	Tampa	FL	—	1,650	2,085	—	3,735	(689)	2/7/2014	1994
Carrabba's	Duluth	GA	—	836	2,881	—	3,717	(927)	2/7/2014	2004
Carrabba's	Bowie	MD	—	1,429	1,036	—	2,465	(598)	2/7/2014	2003
Carrabba's	Brooklyn	OH	—	1,187	2,212	—	3,399	(684)	2/7/2014	2002
Carrabba's	Washington Twnshp	OH	—	906	1,859	—	2,765	(624)	2/7/2014	2001
Carrabba's	Columbia	SC	—	1,159	2,164	—	3,323	(684)	2/7/2014	2000
Carrabba's	Johnson City	TN	—	771	2,536	—	3,307	(865)	2/7/2014	2003
West Marine	Fort Lauderdale	FL	—	4,337	9,052	—	13,389	(2,355)	2/7/2014	2011
Petsmart	Merced	CA	—	1,729	4,194	—	5,923	(1,111)	2/7/2014	1993
BevMo!	Redding	CA	—	1,312	4,133	227	5,672	(1,208)	2/7/2014	1989
Golden Corral	Bakersfield	CA	—	2,664	2,078	—	4,742	(743)	2/7/2014	2011
Golden Corral	San Angelo	TX	—	644	1,702	—	2,346	(525)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Golden Corral	Spring	TX	—	3,342	1,207	—	4,549	(466)	2/7/2014	2011
CVS	Eden	NC	—	836	1,450	—	2,286	(436)	2/7/2014	1998
CVS	Greenville	SC	—	1,108	1,816	—	2,924	(562)	2/7/2014	1998
CVS	Piedmont	SC	—	836	1,206	—	2,042	(344)	2/7/2014	1998
CVS	Anderson	SC	—	623	1,389	—	2,012	(402)	2/7/2014	1998
Tractor Supply	Columbia	SC	—	952	2,222	—	3,174	(526)	2/7/2014	2011
MotoMart	St. Charles	MO	—	1,085	1,980	—	3,065	(655)	2/7/2014	2009
CVS	Kernersville	NC	—	960	1,313	—	2,273	(392)	2/7/2014	1998
Goodyear	Corpus Christi	TX	—	753	1,737	—	2,490	(473)	2/7/2014	2008
O'Reilly Auto Parts	Willard	OH	—	137	877	—	1,014	(242)	2/7/2014	2011
LA Fitness	Easton	PA	—	938	10,600	139	11,677	(3,117)	2/7/2014	1979
Lowe's	Burlington	IA	—	2,775	8,191	819	11,785	(2,207)	2/7/2014	1996
Dollar Tree/Family Dollar	Jemison	AL	757	143	997	—	1,140	(301)	2/7/2014	2011
Dollar Tree/Family Dollar	Montgomery	AL	959	533	936	—	1,469	(288)	2/7/2014	2010
Dollar Tree/Family Dollar	El Dorado	AR	663	49	1,003	—	1,052	(283)	2/7/2014	2002
Dollar Tree/Family Dollar	Jacksonville	AR	571	155	758	—	913	(215)	2/7/2014	2002
Dollar Tree/Family Dollar	Apopka	FL	1,127	518	1,402	—	1,920	(394)	2/7/2014	2011
Dollar Tree/Family Dollar	Bristol	FL	631	202	727	—	929	(231)	2/7/2014	2011
Dollar Tree/Family Dollar	Gainesville	FL	1,002	423	1,263	(16)	1,670	(356)	2/7/2014	2011
Dollar Tree/Family Dollar	Okeechobee	FL	894	655	580	—	1,235	(203)	2/7/2014	2011
Dollar Tree/Family Dollar	Pensacola	FL	559	146	907	—	1,053	(244)	2/7/2014	2003
Dollar Tree/Family Dollar	Tampa	FL	1,005	531	1,062	—	1,593	(317)	2/7/2014	2008
Dollar Tree/Family Dollar	Macon	GA	673	230	851	—	1,081	(256)	2/7/2014	2011
Dollar Tree/Family Dollar	Homedale	ID	973	59	1,387	—	1,446	(414)	2/7/2014	2006
Dollar Tree/Family Dollar	Alexandria	LA	458	168	579	—	747	(173)	2/7/2014	2005
Dollar Tree/Family Dollar	Kentwood	LA	683	117	877	—	994	(268)	2/7/2014	2003
Dollar Tree/Family Dollar	Lynn	MA	1,222	400	1,547	—	1,947	(449)	2/7/2014	2003
Dollar Tree/Family Dollar	Berkeley	MO	969	179	1,391	—	1,570	(394)	2/7/2014	2003
Dollar Tree/Family Dollar	St Louis	MO	972	215	1,357	—	1,572	(389)	2/7/2014	2003
Dollar Tree/Family Dollar	Las Vegas	NV	876	689	612	—	1,301	(215)	2/7/2014	2005
Dollar Tree/Family Dollar	Penn Yan	NY	525	23	760	—	783	(223)	2/7/2014	2003
Dollar Tree/Family Dollar	Houston	TX	886	297	1,081	—	1,378	(312)	2/7/2014	2002
Dollar Tree/Family Dollar	Lufkin	TX	1,153	198	1,600	—	1,798	(459)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	McAllen	TX	857	219	1,093	—	1,312	(318)	2/7/2014	2004
Dollar Tree/Family Dollar	Robstown	TX	550	44	852	—	896	(239)	2/7/2014	2003
Dollar Tree/Family Dollar	Royse City	TX	972	411	1,078	—	1,489	(317)	2/7/2014	2002
Dollar Tree/Family Dollar	San Angelo	TX	891	232	1,118	—	1,350	(330)	2/7/2014	2011
Dollar Tree/Family Dollar	San Antonio	TX	800	198	1,018	—	1,216	(297)	2/7/2014	2002
Dollar Tree/Family Dollar	San Antonio	TX	864	299	1,039	—	1,338	(302)	2/7/2014	2004
Dollar Tree/Family Dollar	San Antonio	TX	598	260	653	—	913	(194)	2/7/2014	2004
Dollar Tree/Family Dollar	Tyler	TX	416	132	554	—	686	(162)	2/7/2014	2003
Dollar Tree/Family Dollar	Waco	TX	440	125	544	—	669	(161)	2/7/2014	2001
Dollar Tree/Family Dollar	Beaver	UT	646	107	913	—	1,020	(270)	2/7/2014	2007
Dollar Tree/Family Dollar	Petersburg	VA	948	142	1,209	—	1,351	(371)	2/7/2014	2003
Dollar Tree/Family Dollar	Milwaukee	WI	970	161	1,397	—	1,558	(399)	2/7/2014	2003
Dollar Tree/Family Dollar	Bethel	OH	852	139	1,099	—	1,238	(337)	2/7/2014	2005
Dollar Tree/Family Dollar	Cleveland	OH	1,079	39	1,614	—	1,653	(467)	2/7/2014	2003
Dollar Tree/Family Dollar	Hot Springs	AR	—	247	845	—	1,092	(249)	2/7/2014	2011
Dollar Tree/Family Dollar	Casa Grande	AZ	—	454	313	—	767	(108)	2/7/2014	2003
Dollar Tree/Family Dollar	Fort Mohave	AZ	—	302	571	—	873	(182)	2/7/2014	2001
Dollar Tree/Family Dollar	Guadalupe	AZ	—	400	584	—	984	(186)	2/7/2014	2004
Dollar Tree/Family Dollar	Mohave Valley	AZ	—	302	281	—	583	(98)	2/7/2014	2003
Dollar Tree/Family Dollar	Phoenix	AZ	—	1,109	767	—	1,876	(250)	2/7/2014	2003
Dollar Tree/Family Dollar	Altha	FL	—	126	727	—	853	(227)	2/7/2014	2011
Dollar Tree/Family Dollar	Ocala	FL	—	344	1,251	—	1,595	(350)	2/7/2014	2006
Dollar Tree/Family Dollar	Ormond Beach	FL	—	675	1,152	—	1,827	(327)	2/7/2014	2011
Dollar Tree/Family Dollar	Plant City	FL	—	279	1,040	—	1,319	(293)	2/7/2014	2004
Dollar Tree/Family Dollar	Tallahassee	FL	970	632	871	—	1,503	(275)	2/7/2014	2011
Dollar Tree/Family Dollar	Seymour	IN	—	238	764	—	1,002	(233)	2/7/2014	2003
Dollar Tree/Family Dollar	Topeka	KS	—	177	1,405	—	1,582	(421)	2/7/2014	2004
DNU	Baton Rouge	LA	—	377	716	—	1,093	(222)	2/7/2014	2003
Dollar Tree/Family Dollar	Brooklyn	MI	—	150	634	—	784	(196)	2/7/2014	2002
Dollar Tree/Family Dollar	Saginaw	MI	—	164	1,086	—	1,250	(335)	2/7/2014	2003
Dollar Tree/Family Dollar	St Louis	MO	—	258	1,310	—	1,568	(375)	2/7/2014	2003
Dollar Tree/Family Dollar	Greenville	MS	—	125	872	—	997	(264)	2/7/2014	2011
Dollar Tree/Family Dollar	Gulfport	MS	—	312	1,237	—	1,549	(373)	2/7/2014	2007

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Gallup	NM	—	221	1,366	—	1,587	(423)	2/7/2014	2007
Dollar Tree/Family Dollar	Battle Mountain	NV	—	116	1,431	—	1,547	(426)	2/7/2014	2009
Dollar Tree/Family Dollar	Kingston	OK	—	28	660	—	688	(182)	2/7/2014	2000
Dollar Tree/Family Dollar	Memphis	TN	—	248	1,039	—	1,287	(305)	2/7/2014	2004
Dollar Tree/Family Dollar	Beaumont	TX	—	215	1,511	—	1,726	(404)	2/7/2014	2003
Dollar Tree/Family Dollar	Beaumont	TX	—	235	810	—	1,045	(236)	2/7/2014	2003
Dollar Tree/Family Dollar	Brazoria	TX	—	216	966	—	1,182	(278)	2/7/2014	2002
Dollar Tree/Family Dollar	Houston	TX	—	565	1,223	—	1,788	(361)	2/7/2014	2009
Dollar Tree/Family Dollar	Houston	TX	—	138	1,052	—	1,190	(301)	2/7/2014	2002
Dollar Tree/Family Dollar	Houston	TX	—	128	769	—	897	(207)	2/7/2014	2002
Dollar Tree/Family Dollar	Marshall	TX	—	85	662	—	747	(201)	2/7/2014	2001
Dollar Tree/Family Dollar	Mexia	TX	—	112	495	—	607	(152)	2/7/2014	2000
Dollar Tree/Family Dollar	Rio Grande	TX	—	133	1,284	—	1,417	(371)	2/7/2014	2003
Dollar Tree/Family Dollar	Victoria	TX	—	441	144	—	585	(53)	2/7/2014	2003
Dollar Tree/Family Dollar	Green Bay	WI	—	304	1,072	—	1,376	(320)	2/7/2014	2011
Dollar Tree/Family Dollar	Little Rock	AR	—	125	629	—	754	(178)	2/7/2014	2002
Dollar Tree/Family Dollar	Avondale	AZ	—	603	882	—	1,485	(272)	2/7/2014	2002
Dollar Tree/Family Dollar	Coolidge	AZ	—	126	785	—	911	(236)	2/7/2014	2000
Dollar Tree/Family Dollar	Phoenix	AZ	—	504	1,079	—	1,583	(328)	2/7/2014	2003
Dollar Tree/Family Dollar	Dacano	CO	—	155	959	—	1,114	(294)	2/7/2014	2003
Dollar Tree/Family Dollar	Fort Lupton	CO	—	154	1,180	—	1,334	(358)	2/7/2014	1961
Dollar Tree/Family Dollar	Pembroke Park	FL	—	656	944	—	1,600	(309)	2/7/2014	2006
Dollar Tree/Family Dollar	Fort Myers	FL	—	189	1,344	—	1,533	(389)	2/7/2014	2002
Dollar Tree/Family Dollar	Lakeland	FL	—	339	785	—	1,124	(239)	2/7/2014	2003
Dollar Tree/Family Dollar	Jacksonville	FL	—	271	1,121	—	1,392	(309)	2/7/2014	2011
Dollar Tree/Family Dollar	Plant City	FL	—	712	1,113	—	1,825	(339)	2/7/2014	2005
Dollar Tree/Family Dollar	Milton	FL	—	544	683	—	1,227	(184)	2/7/2014	2010
Dollar Tree/Family Dollar	Ocala	FL	—	554	984	—	1,538	(294)	2/7/2014	2011
Dollar Tree/Family Dollar	Deland	FL	—	492	1,293	—	1,785	(370)	2/7/2014	2011
Dollar Tree/Family Dollar	Jacksonville	FL	—	545	1,173	—	1,718	(337)	2/7/2014	2008
Dollar Tree/Family Dollar	Tampa	FL	—	773	1,057	—	1,830	(321)	2/7/2014	2011
Dollar Tree/Family Dollar	Fort Dodge	IA	—	152	449	(17)	584	(145)	2/7/2014	2002
Dollar Tree/Family Dollar	Kansas CIty	KS	—	154	1,367	—	1,521	(397)	2/7/2014	2002

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Hudson	MI	—	108	1,020	—	1,128	(325)	2/7/2014	2005
DNU	Burton	MI	—	131	1,164	—	1,295	(349)	2/7/2014	2003
Dollar Tree/Family Dollar	Newaygo	MI	—	317	677	—	994	(218)	2/7/2014	2002
Dollar Tree/Family Dollar	Kentwood	MI	—	389	919	—	1,308	(254)	2/7/2014	2001
Dollar Tree/Family Dollar	St. Peter	MN	—	93	566	—	659	(162)	2/7/2014	1960
Dollar Tree/Family Dollar	Kansas CIty	MO	—	277	812	—	1,089	(238)	2/7/2014	2003
Dollar Tree/Family Dollar	Hernandez	NM	—	140	1,434	—	1,574	(443)	2/7/2014	2008
Dollar Tree/Family Dollar	Canton	OH	—	93	766	—	859	(223)	2/7/2014	2002
Dollar Tree/Family Dollar	Memphis	TN	—	215	811	—	1,026	(239)	2/7/2014	2003
Dollar Tree/Family Dollar	Port Arthur	TX	—	178	1,452	—	1,630	(414)	2/7/2014	2005
Dollar Tree/Family Dollar	Converse	TX	—	148	469	—	617	(141)	2/7/2014	2003
Dollar Tree/Family Dollar	Leander	TX	—	355	489	—	844	(150)	2/7/2014	2004
Dollar Tree/Family Dollar	Beaumont	TX	—	225	806	—	1,031	(233)	2/7/2014	2003
Dollar Tree/Family Dollar	Houston	TX	—	277	1,144	—	1,421	(329)	2/7/2014	2002
Dollar Tree/Family Dollar	Noonday	TX	—	103	895	—	998	(261)	2/7/2014	2004
Dollar Tree/Family Dollar	San Antonio	TX	—	211	567	—	778	(168)	2/7/2014	2004
Dollar Tree/Family Dollar	San Antonio	TX	—	214	911	—	1,125	(265)	2/7/2014	2004
Dollar Tree/Family Dollar	Deltona	FL	686	171	1,074	—	1,245	(292)	2/7/2014	2004
Dollar Tree/Family Dollar	Deltona	FL	1,042	206	1,578	—	1,784	(441)	2/7/2014	2011
Dollar Tree/Family Dollar	Fort Meade	FL	417	211	606	—	817	(161)	2/7/2014	2000
Dollar General	Kissimmee	FL	—	643	1,071	—	1,714	(299)	2/7/2014	2011
Dollar Tree/Family Dollar	Lake City	FL	622	186	872	—	1,058	(249)	2/7/2014	2011
Dollar Tree/Family Dollar	St Petersburg	FL	1,093	690	1,000	—	1,690	(309)	2/7/2014	2011
Dollar Tree/Family Dollar	Des Moines	IA	822	411	871	—	1,282	(266)	2/7/2014	2003
Dollar Tree/Family Dollar	Indianapolis	IN	613	375	707	—	1,082	(195)	2/7/2014	2003
Dollar Tree/Family Dollar	Princeton	IN	526	300	486	—	786	(151)	2/7/2014	2000
Dollar Tree/Family Dollar	Terre Haute	IN	394	235	427	—	662	(129)	2/7/2014	2011
Dollar Tree/Family Dollar	Abbeville	LA	740	141	949	—	1,090	(290)	2/7/2014	2005
Dollar Tree/Family Dollar	Farmerville	LA	722	110	968	—	1,078	(290)	2/7/2014	2003
Dollar Tree/Family Dollar	New Orleans	LA	1,146	547	1,252	—	1,799	(372)	2/7/2014	2005
Dollar Tree/Family Dollar	Shreveport	LA	892	177	1,177	—	1,354	(349)	2/7/2014	2005
Dollar Tree/Family Dollar	Pontiac	MI	962	136	1,249	—	1,385	(381)	2/7/2014	2003
Dollar Tree/Family Dollar	Kansas CIty	MO	1,211	119	1,705	—	1,824	(505)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Kansas CIty	MO	970	142	1,338	—	1,480	(393)	2/7/2014	2004
Dollar Tree/Family Dollar	Alamorgordo	NM	524	161	675	—	836	(193)	2/7/2014	2001
Dollar Tree/Family Dollar	Clovis	NM	657	119	854	—	973	(254)	2/7/2014	2004
Dollar Tree/Family Dollar	Roswell	NM	766	140	953	—	1,093	(289)	2/7/2014	2004
Dollar Tree/Family Dollar	Cleveland	OH	1,370	216	1,818	—	2,034	(542)	2/7/2014	1994
Dollar Tree/Family Dollar	Loveland	OH	798	179	986	—	1,165	(301)	2/7/2014	2002
Dollar Tree/Family Dollar	Middleton	OH	660	137	869	—	1,006	(259)	2/7/2014	2001
Dollar Tree/Family Dollar	Memphis	TN	1,251	376	1,508	—	1,884	(452)	2/7/2014	2005
Dollar Tree/Family Dollar	Memphis	TN	973	336	1,156	—	1,492	(343)	2/7/2014	2003
Dollar Tree/Family Dollar	Cockrell Hill	TX	970	369	1,156	—	1,525	(340)	2/7/2014	2002
Dollar Tree/Family Dollar	Dallas	TX	627	292	676	—	968	(208)	2/7/2014	2004
Dollar Tree/Family Dollar	Dickinson	TX	681	182	876	—	1,058	(257)	2/7/2014	2010
Dollar Tree/Family Dollar	Houston	TX	920	1,355	95	—	1,450	(48)	2/7/2014	1981
Dollar Tree/Family Dollar	Palestine	TX	671	120	914	—	1,034	(270)	2/7/2014	2000
Dollar Tree/Family Dollar	Pharr	TX	969	219	1,253	—	1,472	(364)	2/7/2014	2002
Dollar Tree/Family Dollar	Raymondville	TX	542	117	707	—	824	(207)	2/7/2014	2002
Dollar Tree/Family Dollar	San Antonio	TX	1,143	117	1,619	—	1,736	(467)	2/7/2014	2004
Dollar Tree/Family Dollar	San Benito	TX	598	132	772	—	904	(226)	2/7/2014	2004
Dollar Tree/Family Dollar	San Diego	TX	602	55	855	—	910	(249)	2/7/2014	2004
Dollar Tree/Family Dollar	Bristol	VA	608	104	837	—	941	(259)	2/7/2014	1978
West Marine	Harrison Township	MI	—	452	2,092	—	2,544	(741)	2/7/2014	2009
Amazon	Chattanooga	TN	40,800	1,995	54,332	—	56,327	(14,526)	2/7/2014	2011
Advance Auto Parts	Georgetown	KY	—	510	1,323	—	1,833	(350)	2/7/2014	2007
Advance Auto Parts	Frankfort	KY	—	833	1,034	—	1,867	(282)	2/7/2014	2007
Golden Corral	Akron	OH	—	640	2,133	—	2,773	(617)	2/7/2014	2003
Golden Corral	Canton	OH	—	647	2,135	—	2,782	(651)	2/7/2014	2002
Golden Corral	Cincinnati	OH	—	694	2,066	(20)	2,740	(623)	2/7/2014	1999
Golden Corral	Clarksville	IN	—	1,061	1,344	—	2,405	(542)	2/7/2014	2002
Golden Corral	Cleveland	OH	—	1,109	2,315	—	3,424	(653)	2/7/2014	2004
Golden Corral	Beavercreek	OH	—	713	1,858	—	2,571	(521)	2/7/2014	2000
Golden Corral	Dayton	OH	—	579	1,429	—	2,008	(436)	2/7/2014	2000
Golden Corral	Dayton	OH	—	774	2,766	—	3,540	(816)	2/7/2014	2002
Golden Corral	Elyria	OH	—	1,167	1,599	—	2,766	(463)	2/7/2014	2004

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Golden Corral	Fairfield	OH	—	859	1,135	—	1,994	(341)	2/7/2014	1999
Golden Corral	Grove City	OH	—	926	1,859	—	2,785	(542)	2/7/2014	2007
Golden Corral	Louisville	KY	—	1,020	1,173	—	2,193	(384)	2/7/2014	2001
Golden Corral	Monroeville	PA	—	1,647	849	—	2,496	(191)	2/7/2014	1982
Golden Corral	Northfield	OH	—	947	1,061	—	2,008	(304)	2/7/2014	2004
Golden Corral	Ontario	OH	—	616	2,412	—	3,028	(726)	2/7/2014	2004
Golden Corral	Richmond	IN	—	728	723	—	1,451	(258)	2/7/2014	2002
Golden Corral	Springfield	OH	—	619	1,142	—	1,761	(325)	2/7/2014	2000
Golden Corral	Toledo	OH	—	838	3,333	—	4,171	(934)	2/7/2014	2004
Goodyear	Columbia	SC	—	656	2,077	—	2,733	(575)	2/7/2014	2010
Goodyear	Cumming	GA	—	534	2,516	—	3,050	(685)	2/7/2014	2010
Goodyear	Cumming	GA	—	1,085	1,915	(11)	2,989	(551)	2/7/2014	2010
AutoZone	Hernando	MS	—	141	833	53	1,027	(216)	2/7/2014	2003
CVS	Oklahoma City	OK	—	569	1,609	—	2,178	(458)	2/7/2014	1996
Advance Auto Parts	Dayton	OH	—	470	1,349	—	1,819	(384)	2/7/2014	2007
Advance Auto Parts	Florence	KY	—	550	1,280	—	1,830	(364)	2/7/2014	2008
Advance Auto Parts	Mishawaka	IN	—	429	1,373	—	1,802	(382)	2/7/2014	2007
Advance Auto Parts	Richmond	IN	—	377	1,616	—	1,993	(442)	2/7/2014	2007
Advance Auto Parts	Spring	TX	—	388	1,616	—	2,004	(408)	2/7/2014	2007
Ulta Beauty	Fort Gratiot	MI	—	164	2,083	—	2,247	(558)	2/7/2014	2012
Pier 1 Imports	Victoria	TX	—	457	1,767	—	2,224	(521)	2/7/2014	2011
Tractor Supply	Middletown	DE	—	1,487	3,293	—	4,780	(784)	2/7/2014	2007
O'Reilly Auto Parts	Louisville	KY	—	573	794	—	1,367	(234)	2/7/2014	2011
Trader Joe's	Lexington	KY	—	2,287	3,795	—	6,082	(1,128)	2/7/2014	2012
Mattress Firm	Fairview Heights	IL	—	231	958	—	1,189	(305)	2/7/2014	1977
RSA Security	Bedford	MA	—	16,594	75,137	1,217	92,948	(19,572)	2/7/2014	2001
Sysmex	Lincolnshire	IL	22,500	4,143	36,987	—	41,130	(10,057)	2/7/2014	2010
Benihana	Maple Grove	MN	—	1,319	2,604	—	3,923	(866)	2/7/2014	2006
Benihana	Farmington Hills	MI	—	2,025	2,049	—	4,074	(783)	2/7/2014	2012
Benihana	Anchorage	AK	—	1,391	1,877	—	3,268	(629)	2/7/2014	1998
Benihana	Dallas	TX	—	2,988	1,275	—	4,263	(502)	2/7/2014	1975
Benihana	Miami Beach	FL	—	3,775	433	3,367	7,575	—	2/7/2014	1972
Benihana	Stuart	FL	—	1,661	1,917	—	3,578	(664)	2/7/2014	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Benihana	Schaumburg	IL	—	2,319	1,396	—	3,715	(500)	2/7/2014	1992
Benihana	Alpharetta	GA	—	1,151	1,485	—	2,636	(269)	2/7/2014	2003
Benihana	Wheeling	IL	—	1,896	1,273	—	3,169	(310)	2/7/2014	2001
Trader Joe's	Sarasota	FL	—	1,646	5,416	—	7,062	(1,540)	2/7/2014	2012
US Bank	Fayetteville	NC	—	608	1,741	—	2,349	(454)	2/7/2014	2012
Advance Auto Parts	Candler	NC	—	399	1,202	—	1,601	(333)	2/7/2014	2012
JOANN	Shakopee	MN	—	994	1,807	—	2,801	(500)	2/7/2014	2012
Stripes	Brady	TX	—	203	3,205	—	3,408	(965)	2/7/2014	2007
Stripes	Brownsville	TX	—	613	3,195	—	3,808	(984)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	681	2,047	—	2,728	(645)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	1,011	3,125	—	4,136	(970)	2/7/2014	2007
Stripes	Corpus Christi	TX	—	803	3,109	—	3,912	(965)	2/7/2014	2007
Stripes	Edinburg	TX	—	488	2,499	—	2,987	(834)	2/7/2014	2007
Stripes	Edinburg	TX	—	450	2,818	—	3,268	(792)	2/7/2014	2007
Stripes	Houston	TX	—	1,204	2,069	—	3,273	(634)	2/7/2014	2007
Stripes	Midland	TX	—	1,098	4,857	—	5,955	(1,485)	2/7/2014	2006
Stripes	Mission	TX	—	1,007	3,178	(33)	4,152	(920)	2/7/2014	2003
Stripes	Odessa	TX	—	803	3,596	—	4,399	(1,565)	2/7/2014	1998
Stripes	San Angelo	TX	—	772	4,025	—	4,797	(1,231)	2/7/2014	1997
Stripes	San Angelo	TX	—	1,006	3,277	—	4,283	(1,017)	2/7/2014	2007
Vacant	Melbourne	FL	—	405	1,237	(942)	700	—	2/7/2014	2011
Road Ranger	Winnebago	IL	—	707	3,202	—	3,909	(983)	2/7/2014	1998
Urban Air Adventure Park	Coral Springs	FL	—	4,264	5,289	200	9,753	(1,467)	2/7/2014	2010
WaWa	Gap	PA	—	561	5,054	(17)	5,598	(1,451)	2/7/2014	2004
Best Buy	Chesterfield	MO	—	1,537	4,123	—	5,660	(1,262)	2/7/2014	2012
Cost Plus World Market	La Quinta	CA	—	1,211	4,786	—	5,997	(1,388)	2/7/2014	2007
Sprouts	Centennial	CO	—	1,581	6,394	—	7,975	(1,946)	2/7/2014	2009
Tractor Supply	Tuscaloosa	AL	—	746	1,979	—	2,725	(485)	2/7/2014	2012
Dollar General	Phenix City	AL	—	267	929	—	1,196	(279)	2/7/2014	2012
Dollar General	Lyerly	GA	—	251	992	—	1,243	(297)	2/7/2014	2012
Dollar General	Grambling	LA	—	597	719	—	1,316	(230)	2/7/2014	2012
Dollar General	Lake Charles	LA	—	406	770	—	1,176	(237)	2/7/2014	2012
Dollar General	Lowell	OH	—	157	1,114	—	1,271	(325)	2/7/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar General	Orange	TX	—	277	1,150	—	1,427	(322)	2/7/2014	2012
Dollar General	Vidor	TX	—	—	1,182	—	1,182	(330)	2/7/2014	2012
Kohl's	Spartanburg	SC	—	2,984	5,842	1	8,827	(1,558)	2/7/2014	2006
Merrill Lynch	Hopewell	NJ	74,250	17,619	108,349	(11,526)	114,442	(19,607)	2/7/2014	2001
Cigna	Phoenix	AZ	—	6,194	16,215	—	22,409	(4,346)	2/7/2014	2012
At Home	Stockbridge	GA	—	2,057	8,967	—	11,024	(2,640)	2/7/2014	1998
Tractor Supply	Jackson	CA	—	1,209	3,640	—	4,849	(881)	2/7/2014	2012
Dollar General	Lakeland	FL	—	413	1,810	—	2,223	(536)	2/7/2014	2012
Dollar General	St. Martinville	LA	—	175	1,028	—	1,203	(313)	2/7/2014	2012
Giant Eagle	Gahanna	OH	—	3,549	16,736	—	20,285	(4,309)	2/7/2014	2002
Dollar General	Ponca City	OK	—	145	1,161	—	1,306	(335)	2/7/2014	2012
Dollar General	Tahlequah	OK	—	123	1,101	—	1,224	(316)	2/7/2014	2012
Dollar General	Wagoner	OK	—	31	1,076	—	1,107	(311)	2/7/2014	2012
Wendy's	Avon	IN	—	538	407	—	945	(172)	2/7/2014	1990
Wendy's	Avon	IN	—	638	330	—	968	(185)	2/7/2014	1999
Wendy's	Greenfield	IN	—	429	214	—	643	(100)	2/7/2014	1980
Wendy's	Indianapolis	IN	—	751	212	—	963	(120)	2/7/2014	1993
Wendy's	Carmel	IN	—	736	211	—	947	(96)	2/7/2014	1980
Wendy's	Carmel	IN	—	915	178	—	1,093	(117)	2/7/2014	2001
Wendy's	Fishers	IN	—	855	147	—	1,002	(98)	2/7/2014	1999
Wendy's	Fishers	IN	—	761	229	—	990	(130)	2/7/2014	2012
Wendy's	Lebanon	IN	—	1,265	108	—	1,373	(88)	2/7/2014	1979
Wendy's	Noblesville	IN	—	590	42	—	632	(26)	2/7/2014	1988
Wendy's	Henderson	NV	—	933	842	—	1,775	(292)	2/7/2014	1997
Wendy's	Henderson	NV	—	882	457	—	1,339	(162)	2/7/2014	1999
Wendy's	Henderson	NV	—	785	507	1	1,293	(192)	2/7/2014	2000
Wendy's	Las Vegas	NV	—	398	589	—	987	(181)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	919	562	—	1,481	(205)	2/7/2014	1976
Wendy's	Las Vegas	NV	—	789	583	—	1,372	(186)	2/7/2014	1984
Wendy's	Las Vegas	NV	—	725	458	—	1,183	(166)	2/7/2014	1986
Wendy's	Las Vegas	NV	—	915	724	—	1,639	(249)	2/7/2014	1991
Wendy's	Las Vegas	NV	—	633	392	—	1,025	(129)	2/7/2014	1994
Wendy's	San Antonio	TX	—	707	603	—	1,310	(175)	2/7/2014	1990

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Wendy's	San Antonio	TX	—	633	1,388	—	2,021	(372)	2/7/2014	1992
Wendy's	San Antonio	TX	—	1,007	546	—	1,553	(163)	2/7/2014	1995
Wendy's	San Antonio	TX	—	703	45	—	748	(26)	2/7/2014	2000
Wendy's	San Antonio	TX	—	788	45	—	833	(27)	2/7/2014	2003
Wendy's	San Marcos	TX	—	714	1,024	—	1,738	(288)	2/7/2014	2002
Wendy's	Schertz	TX	—	793	109	—	902	(37)	2/7/2014	1994
Wendy's	Selma	TX	—	841	117	—	958	(35)	2/7/2014	2003
Wendy's	Bellingham	WA	—	502	477	—	979	(146)	2/7/2014	1994
Wendy's	Bothell	WA	—	687	292	—	979	(73)	2/7/2014	2004
Wendy's	Port Angeles	WA	—	422	502	1	925	(251)	2/7/2014	1980
Wendy's	Redmond	WA	—	969	123	—	1,092	(26)	2/7/2014	1977
Wendy's	Silverdale	WA	—	808	201	—	1,009	(161)	2/7/2014	1995
Wal-Mart	Cary	NC	—	2,314	5,549	1	7,864	(1,638)	2/7/2014	2005
Harps Food Stores	Searcy	AR	—	705	4,159	—	4,864	(1,169)	2/7/2014	2008
Kirklands	Wilmington	NC	—	1,127	1,061	—	2,188	(317)	2/7/2014	2004
The Fresh Market	Winston-Salem	NC	—	196	4,562	—	4,758	(1,195)	2/7/2014	2007
Tractor Supply	Auburn	CA	—	1,175	2,901	—	4,076	(740)	2/7/2014	2012
Staples	Helena	MT	—	1,159	2,452	—	3,611	(659)	2/7/2014	2012
Dollar General	Pemberville	OH	—	146	1,059	—	1,205	(314)	2/7/2014	2012
Dollar General	Thibodaux	LA	—	234	1,146	—	1,380	(351)	2/7/2014	2012
Dollar General	Toledo	OH	—	252	1,149	—	1,401	(336)	2/7/2014	2012
Dollar General	Hicksville	OH	—	156	1,490	—	1,646	(433)	2/7/2014	2012
Dollar General	Sandusky	OH	—	210	1,700	—	1,910	(493)	2/7/2014	2012
Wal-Mart	Valdosta	GA	—	3,909	9,447	—	13,356	(2,813)	2/7/2014	1998
Dollar General	Fairfield	OH	—	131	1,272	—	1,403	(366)	2/7/2014	2013
Dollar General	Phenix City	AL	—	386	1,104	—	1,490	(336)	2/7/2014	2013
Dollar General	Troy	AL	—	67	963	—	1,030	(292)	2/7/2014	2013
Dollar General	Morganton	NC	—	472	1,108	—	1,580	(338)	2/7/2014	2013
Harps Food Stores	West Fork	AR	—	635	4,708	—	5,343	(1,329)	2/7/2014	2013
Harps Food Stores	Haskell	AR	—	499	3,281	—	3,780	(954)	2/7/2014	2012
Natural Grocers	Salem	OR	—	1,339	3,886	—	5,225	(1,125)	2/7/2014	2013
Dollar General	Hartselle	AL	—	473	983	—	1,456	(302)	2/7/2014	2013
Dollar General	Childersburg	AL	—	328	986	—	1,314	(302)	2/7/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Rite Aid	Cheektowaga	NY	—	436	3,466	(1,207)	2,695	—	2/7/2014	2000
Dick's Sporting Goods	Moore	OK	—	1,243	10,426	—	11,669	(3,107)	2/7/2014	2012
Dollar General	Thomaston	GA	—	308	972	—	1,280	(296)	2/7/2014	2013
Harps Food Stores	Hot Springs	AR	—	592	4,353	(10)	4,935	(1,265)	2/7/2014	2013
Dollar General	Mt. Vernon	AL	—	260	1,402	—	1,662	(428)	2/7/2014	2013
Dollar General	Mobile	AL	—	207	1,039	—	1,246	(314)	2/7/2014	2013
Physicians Immediate Care	Aurora	IL	—	1,043	1,346	—	2,389	(418)	2/7/2014	2003
Physicians Immediate Care	Plainfield	IL	—	590	1,747	—	2,337	(519)	2/7/2014	2011
Physicians Immediate Care	New Lenox	IL	—	535	1,884	—	2,419	(563)	2/7/2014	2011
Physicians Immediate Care	Mishawaka	IN	—	252	1,351	—	1,603	(434)	2/7/2014	2013
Physicians Immediate Care	Glendale Heights	IL	—	487	2,256	—	2,743	(665)	2/7/2014	1997
Harps Food Stores	Hot Springs	AR	—	839	4,486	(6)	5,319	(1,232)	2/7/2014	2013
Dollar General	Sylacauga	AL	—	120	968	—	1,088	(291)	2/7/2014	2013
Dollar General	Tyler	TX	—	602	956	—	1,558	(296)	2/7/2014	2013
Dollar General	Hendersonville	NC	—	360	1,034	—	1,394	(312)	2/7/2014	2013
Lowe's	Florence	KY	—	4,814	10,189	398	15,401	(2,677)	2/7/2014	1997
Ulta Beauty	Jonesboro	AR	—	742	2,289	—	3,031	(596)	2/7/2014	2013
Dollar Tree/Family Dollar	Tampa	FL	—	552	792	—	1,344	(237)	2/7/2014	2013
Dollar Tree/Family Dollar	Belleview	FL	—	332	829	—	1,161	(243)	2/7/2014	2013
DNU	Bonita Springs	FL	—	672	918	—	1,590	(288)	2/7/2014	2013
Dollar Tree/Family Dollar	Largo	FL	—	844	962	—	1,806	(294)	2/7/2014	2013
Harps Food Stores	Cabot	AR	—	270	4,664	—	4,934	(1,381)	2/7/2014	2014
Vacant	Joplin	MO	—	218	782	(635)	365	(10)	2/11/2014	1987
Vacant	Joplin	MO	—	127	300	(280)	147	—	2/11/2014	1973
Kum & Go	Neosho	MO	—	504	1,144	—	1,648	(355)	2/11/2014	1997
Dollar General	Gratis	OH	—	161	1,042	—	1,203	(323)	2/18/2014	2013
Dollar Tree/Family Dollar	Laurel	MS	—	225	723	—	948	(236)	2/19/2014	2013
Dollar Tree/Family Dollar	Bassfield	MS	—	96	752	—	848	(244)	2/19/2014	2013
Aaron's	Greenwood	MS	—	156	967	—	1,123	(306)	2/19/2014	2006
DNU	Oviedo	FL	—	469	848	—	1,317	(263)	2/19/2014	2013
Dollar Tree/Family Dollar	Helena	GA	—	242	790	—	1,032	(245)	2/19/2014	2013
Dollar Tree/Family Dollar	Marietta	GA	—	366	749	—	1,115	(232)	2/19/2014	2013
Dollar Tree/Family Dollar	Chateaugay	NY	—	133	910	—	1,043	(293)	2/20/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Vacant	Tupelo	MS	—	258	427	—	685	(152)	2/20/2014	1998
Dollar Tree/Family Dollar	Arcadia	LA	—	51	704	—	755	(233)	2/20/2014	2010
Dollar Tree/Family Dollar	Garrison	KY	—	134	737	—	871	(241)	2/20/2014	2012
Dollar General	Richmond	MN	—	96	836	—	932	(256)	2/20/2014	2014
Dollar General	West Plains	MO	—	90	769	—	859	(236)	2/20/2014	2014
Dollar General	Windsor	MO	—	86	829	—	915	(255)	2/20/2014	2014
Dollar General	Lubbock	TX	—	41	825	—	866	(253)	2/20/2014	2014
HD Supply	Santee	CA	—	2,400	7,312	36	9,748	(3,101)	2/21/2014	2003
Millenium Chemicals	Glen Burnie	MD	—	2,127	23,198	(3,894)	21,431	(3,574)	2/21/2014	1984
Advance Auto Parts	Rocky Mount	NC	—	348	836	—	1,184	(278)	2/21/2014	2005
Cash Wise	Stanley	ND	—	1,163	5,037	—	6,200	(1,437)	2/21/2014	2014
Dollar Tree/Family Dollar	Altona	NY	—	94	923	—	1,017	(298)	2/21/2014	2014
Tires Plus	Duluth	GA	—	777	1,259	—	2,036	(410)	2/21/2014	2001
Harps Food Stores	Poplar Bluff	MO	—	572	2,991	4	3,567	(440)	2/21/2014	2014
CVS	Edinburgh	IN	—	420	1,530	60	2,010	(513)	2/24/2014	1998
CVS	Tipton	IN	—	311	1,726	71	2,108	(576)	2/24/2014	1998
Mattress Firm	South Bend	IN	—	289	2,445	—	2,734	(699)	2/24/2014	2013
Big Lots	Chester	VA	—	335	3,373	169	3,877	(1,181)	2/24/2014	2013
Dollar General	Mackinaw	IL	—	149	1,011	—	1,160	(314)	2/25/2014	2013
Dollar General	Wheelersburg	OH	—	395	1,132	—	1,527	(347)	2/25/2014	1925
Dollar Tree/Family Dollar	Hopewell	VA	—	430	987	—	1,417	(313)	2/26/2014	2014
DaVita Dialysis	Clinton	MO	—	128	896	—	1,024	(241)	2/26/2014	2003
Dollar Tree/Family Dollar	Mayville	WI	—	128	1,023	—	1,151	(321)	2/26/2014	2014
Dollar Tree/Family Dollar	Flint	MI	—	162	1,027	—	1,189	(346)	2/26/2014	2014
Dollar General	Barnesville	MN	—	86	841	—	927	(258)	2/26/2014	2014
Dollar General	Eagle Rock	MO	—	133	786	—	919	(241)	2/26/2014	2014
Dollar General	Sullivan City	TX	—	165	876	—	1,041	(269)	2/26/2014	2014
Walgreens	Laurinburg	NC	—	355	3,577	—	3,932	(1,152)	2/26/2014	2013
Hobby Lobby	Columbia	TN	—	951	2,467	39	3,457	(824)	2/26/2014	1986
American Family Care	Garden City	ID	—	492	1,305	263	2,060	(370)	2/26/2014	2003
Dollar General	Frisco City	AL	—	121	836	—	957	(259)	2/26/2014	2014
Dollar Tree/Family Dollar	Ely	MN	—	231	1,008	—	1,239	(321)	2/27/2014	2014
Dollar General	Edenton	NC	—	240	1,025	—	1,265	(317)	2/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Harps Food Stores	Inola	OK	—	130	3,387	—	3,517	(978)	3/5/2014	2014
Dollar Tree/Family Dollar	Cape Coral	FL	—	675	1,190	—	1,865	(364)	3/5/2014	2013
Dollar Tree/Family Dollar	Vienna	GA	—	62	721	—	783	(222)	3/12/2014	2013
Dollar Tree/Family Dollar	Omega	GA	—	167	716	—	883	(220)	3/12/2014	2013
Dollar Tree/Family Dollar	Columbia	SC	—	429	719	(35)	1,113	(221)	3/12/2014	2014
Dollar Tree/Family Dollar	Fayetteville	NC	—	267	682	—	949	(210)	3/14/2014	2013
Lowe's	Benton Harbor	MI	—	1,011	7,851	598	9,460	(2,297)	3/17/2014	1994
Mattress Firm	Goshen	IN	—	211	1,555	—	1,766	(439)	3/20/2014	2013
Dollar Tree/Family Dollar	Jacksonville	TX	—	195	1,003	—	1,198	(316)	3/21/2014	2014
Dollar General	Pleasantville	PA	—	163	941	—	1,104	(286)	3/24/2014	2013
Dollar General	Sykesville	PA	—	68	1,075	—	1,143	(326)	3/24/2014	2013
Dollar General	Wattsburg	PA	—	96	1,031	—	1,127	(313)	3/24/2014	2014
Dollar Tree/Family Dollar	Lake Panasoffkee	FL	—	237	696	—	933	(214)	3/25/2014	2013
Wendy's	Albany	GA	—	383	748	—	1,131	(228)	3/26/2014	1999
Wendy's	Belpre	OH	—	297	1,194	1	1,492	(365)	3/26/2014	2000
Wendy's	Benton	KY	—	252	926	—	1,178	(282)	3/26/2014	2001
Wendy's	Brookville	OH	—	448	1,072	—	1,520	(327)	3/26/2014	1984
Wendy's	Clarksburg	WV	—	277	1,181	—	1,458	(360)	3/26/2014	1980
Wendy's	Columbus	GA	—	223	1,380	—	1,603	(421)	3/26/2014	1982
Wendy's	Dayton	OH	—	304	1,264	—	1,568	(385)	3/26/2014	1974
Wendy's	Dayton	OH	—	288	813	—	1,101	(248)	3/26/2014	1985
Wendy's	Dayton	OH	—	274	1,029	—	1,303	(321)	3/26/2014	2004
Wendy's	Dayton	OH	—	286	869	—	1,155	(265)	3/26/2014	1977
Wendy's	Dayton	OH	—	259	838	—	1,097	(256)	3/26/2014	1985
Wendy's	Eaton	OH	—	207	1,084	—	1,291	(157)	3/26/2014	1993
Wendy's	Englewood	OH	—	261	924	—	1,185	(282)	3/26/2014	1976
Wendy's	Fulton	NY	—	392	1,181	—	1,573	(360)	3/26/2014	1980
Wendy's	Liverpool	NY	—	530	864	—	1,394	(125)	3/26/2014	1980
Wendy's	Mayfield	KY	—	242	779	—	1,021	(238)	3/26/2014	1986
Wendy's	Normal	IL	—	443	991	—	1,434	(302)	3/26/2014	1985
Wendy's	Oswego	NY	—	190	645	—	835	(197)	3/26/2014	1986
Wendy's	Picayune	MS	—	437	1,032	—	1,469	(315)	3/26/2014	1983
Wendy's	Vestal	NY	—	488	878	—	1,366	(127)	3/26/2014	1995

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Newberry	SC	—	231	935	—	1,166	(283)	3/27/2014	2013
McAlisters	Waco	TX	—	429	791	—	1,220	(273)	3/27/2014	2000
Tire Kingdom	Greenville	SC	—	499	1,367	—	1,866	(435)	3/28/2014	1997
Hardee's	Morrilton	AR	—	175	937	—	1,112	(286)	3/28/2014	1986
Tractor Supply	Silver City	NM	—	716	2,380	—	3,096	(654)	3/28/2014	2012
Tractor Supply	Farmington	NM	—	1,091	2,194	—	3,285	(603)	3/28/2014	2012
Tractor Supply	Chickasha	OK	—	599	2,056	538	3,193	(675)	3/28/2014	2014
Dollar General	Butler	AL	—	338	1,093	—	1,431	(337)	3/28/2014	2014
Dollar General	Cullman	AL	—	331	780	—	1,111	(240)	3/28/2014	2013
Dollar General	Vance	AL	—	191	731	—	922	(225)	3/28/2014	2014
Tractor Supply	Jonesville	MI	—	267	2,364	—	2,631	(650)	3/28/2014	2005
Dollar Tree/Family Dollar	Chiefland	FL	—	322	1,123	—	1,445	(340)	3/31/2014	2013
DaVita Dialysis	Akron	OH	—	312	1,994	—	2,306	(495)	3/31/2014	1932
FedEx	Tulsa	OK	—	1,476	18,054	542	20,072	(7,077)	3/31/2014	1999
LA Fitness	Edmond	OK	—	962	6,916	—	7,878	(1,920)	3/31/2014	2014
West Marine	Anchorage	AK	—	1,220	2,531	—	3,751	(745)	3/31/2014	1995
Dollar General	Pittsburg	IL	—	97	915	—	1,012	(280)	3/31/2014	2014
Dollar Tree/Family Dollar	Charlotte	NC	—	352	985	—	1,337	(299)	4/15/2014	2014
Dollar Tree/Family Dollar	Raeford	NC	—	428	900	—	1,328	(273)	4/17/2014	2014
Dollar General	Ohatchee	AL	—	97	942	—	1,039	(241)	4/17/2014	2014
Dollar Tree/Family Dollar	Stuart	VA	—	204	750	—	954	(126)	4/18/2014	2013
Walgreens	Lockport	NY	—	2,358	2,301	118	4,777	(744)	4/21/2014	1998
Dollar General	Monticello	KY	—	251	867	—	1,118	(261)	4/25/2014	2012
Dollar Tree/Family Dollar	Palatka	FL	—	316	1,054	—	1,370	(321)	4/25/2014	2014
Dollar Tree/Family Dollar	Jackson Center	OH	—	97	764	—	861	(168)	4/28/2014	1989
Inform Diagnostics	Irving	TX	—	3,237	37,297	341	40,875	(10,498)	4/28/2014	1997
Tractor Supply	Macedon	NY	—	168	1,591	—	1,759	(433)	4/29/2014	1992
Dollar General	Ely	MN	—	174	944	—	1,118	(156)	4/30/2014	2014
Ingersoll Rand	Annandale	NJ	—	1,367	14,223	(90)	15,500	(7,957)	4/30/2014	1999
Dollar Tree/Family Dollar	McCormick	SC	—	167	791	—	958	(242)	4/30/2014	2014
Dollar Tree/Family Dollar	Graceville	FL	—	367	810	—	1,177	(247)	4/30/2014	2013
Dollar Tree/Family Dollar	Cordele	GA	—	136	1,049	—	1,185	(237)	4/30/2014	2014
Dollar General	Richland	IN	—	156	887	—	1,043	(148)	4/30/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Lake Village	IN	—	154	752	—	906	(467)	4/30/2014	2013
Wendy's	Kinston	NC	—	491	1,159	—	1,650	(353)	5/1/2014	2004
Dollar General	Cohasset	MN	—	87	964	—	1,051	(288)	5/2/2014	2013
Katun	Davenport	IA	—	454	7,485	—	7,939	(1,731)	5/6/2014	1993
GE Engine Services	Winfield	KS	—	1,078	5,087	22	6,187	(4,977)	5/6/2014	1951
Dollar Tree/Family Dollar	Sodus	NY	—	54	1,441	—	1,495	(436)	5/7/2014	2013
Dollar Tree/Family Dollar	Hayneville	AL	—	172	722	—	894	(218)	5/7/2014	2013
Dollar General	Palatka	FL	—	113	1,196	—	1,309	(357)	5/7/2014	2013
Vacant	L'Anse	MI	—	382	1,736	(1,468)	650	—	5/13/2014	2009
Dollar Tree/Family Dollar	Claxton	GA	—	322	665	—	987	(202)	5/14/2014	2014
McAlisters	Sherman	TX	—	563	1,223	—	1,786	(374)	5/16/2014	2013
Walgreens	Buxton	ME	—	—	—	2,132	2,132	(546)	5/19/2014	1997
Walgreens	Houston	TX	—	491	1,965	—	2,456	(711)	5/19/2014	1993
Rite Aid	Memphis	TN	—	266	1,062	54	1,382	(362)	5/19/2014	2000
Rite Aid	Warren	OH	—	668	2,670	(2,056)	1,282	(9)	5/19/2014	1999
Walgreens	Cahokia	IL	—	394	1,577	166	2,137	(617)	5/19/2014	1994
Vacant	Cleveland	OH	—	472	1,890	(1,451)	911	(16)	5/19/2014	1994
Lowe's	Jonesboro	AR	—	2,101	8,405	185	10,691	(2,349)	5/19/2014	1994
Lowe's	Texas City	TX	—	2,313	9,253	—	11,566	(3,538)	5/19/2014	1995
Tractor Supply	Woodstock	VA	—	524	2,098	—	2,622	(652)	5/19/2014	2004
Sherwin-Williams	Ashtabula	OH	—	176	704	—	880	(173)	5/19/2014	2003
Sherwin-Williams	Boardman	OH	—	206	825	—	1,031	(203)	5/19/2014	2003
Sherwin-Williams	Angola	IN	—	249	996	—	1,245	(296)	5/19/2014	2001
Apria Healthcare	Indianapolis	IN	—	981	3,922	775	5,678	(1,328)	5/19/2014	1993
Rite Aid	Hayes	VA	—	812	3,247	—	4,059	(1,029)	5/19/2014	2005
Walgreens	Spartanburg	SC	—	894	3,575	—	4,469	(1,133)	5/19/2014	2004
Walgreens	Travelers Rest	SC	—	882	3,527	—	4,409	(1,118)	5/19/2014	2005
CVS	Independence	MO	—	780	3,121	—	3,901	(1,009)	5/19/2014	2000
Rite Aid	Philadelphia	PA	—	633	2,531	—	3,164	(830)	5/19/2014	1999
CVS	Duncanville	TX	—	670	2,681	—	3,351	(875)	5/19/2014	2000
Rite Aid	Wheelersburg	OH	—	361	1,444	64	1,869	(479)	5/19/2014	1998
Tractor Supply	Paducah	KY	—	393	1,574	—	1,967	(515)	5/19/2014	1995
Rite Aid	St. Marys	OH	—	581	2,322	—	2,903	(736)	5/19/2014	2005

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Tractor Supply	Glasgow	KY	—	453	1,812	—	2,265	(581)	5/19/2014	2005
Best Buy	Tupelo	MS	—	484	1,934	—	2,418	(561)	5/19/2014	2005
Vacant	Hurst	TX	—	497	1,990	120	2,607	(640)	5/19/2014	1999
Savers	Austin	TX	—	740	2,958	—	3,698	(865)	5/19/2014	2002
Ross	Austin	TX	—	658	2,631	700	3,989	(1,082)	5/19/2014	2002
Vanguard Car Rental	College Park	GA	—	1,561	6,244	—	7,805	(2,496)	5/19/2014	2002
Tractor Supply	Topeka	KS	—	446	1,785	—	2,231	(582)	5/19/2014	2006
AutoZone	Yorkville	IL	—	383	1,534	—	1,917	(478)	5/19/2014	2006
Dollar General	Broken Bow	OK	—	331	1,325	—	1,656	(360)	5/19/2014	2012
7-Eleven	Merritt Island	FL	—	540	2,162	—	2,702	(531)	5/19/2014	2009
Dollar Tree/Family Dollar	Abbeville	SC	—	146	734	—	880	(174)	5/23/2014	2014
Advance Auto Parts	Tecumseh	MI	—	281	1,214	—	1,495	(338)	5/27/2014	2009
Lumber Liquidators	Saginaw	MI	—	287	502	88	877	(153)	5/28/2014	2000
Dollar Tree/Family Dollar	Abbeville	GA	—	163	768	—	931	(178)	5/29/2014	2014
Dollar Tree/Family Dollar	Ellerbe	NC	—	225	781	—	1,006	(215)	5/29/2014	2014
Dollar Tree/Family Dollar	Camden	AL	—	137	851	—	988	(238)	5/29/2014	2014
Dollar Tree/Family Dollar	Wilmer	AL	—	221	791	—	1,012	(220)	5/29/2014	2014
Dollar Tree/Family Dollar	Raeford	NC	—	185	935	—	1,120	(255)	5/29/2014	2014
Mattress Firm	Goldsboro	NC	—	349	1,385	—	1,734	(322)	5/29/2014	2014
Dollar General	Porter	IN	—	243	995	—	1,238	(150)	5/29/2014	2014
Dollar Tree/Family Dollar	Broad Top	PA	—	196	954	—	1,150	(212)	5/30/2014	2013
Dollar General	Albert Lea	MN	—	223	551	161	935	(149)	5/30/2014	1960
Dollar Tree/Family Dollar	Estill	SC	—	244	757	—	1,001	(178)	6/4/2014	2014
Sunbelt Rentals	Mabelvale	AR	—	240	894	—	1,134	(246)	6/4/2014	2006
Dept. of Public Advocacy	Covington	KY	—	3,120	80,689	1,582	85,391	(18,483)	6/5/2014	1994
Jiffy Lube	Houston	TX	—	423	1,037	—	1,460	(276)	6/9/2014	2008
Cactus Wellhead	DuBois	PA	—	129	2,542	—	2,671	(601)	6/12/2014	2012
Select Energy Services	Alderson	OK	—	260	1,150	—	1,410	(353)	6/12/2014	2008
Gravity Oilfield Services	Hobbs	NM	—	358	1,129	—	1,487	(328)	6/12/2014	2013
Gravity Oilfield Services	Midland	TX	—	1,063	528	—	1,591	(158)	6/12/2014	2009
Owens Corning	Wichita Falls	TX	—	231	847	—	1,078	(213)	6/12/2014	1972

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Gravity Oilfield Services	Snyder	TX	—	466	588	—	1,054	(184)	6/12/2014	2005
Gravity Oilfield Services	Midland	TX	—	1,013	968	—	1,981	(253)	6/12/2014	2010
Waste Connections	Weatherford	TX	—	102	3,386	(2,911)	577	(239)	6/12/2014	2011
Gravity Oilfield Services	Odessa	TX	—	500	3,891	—	4,391	(1,133)	6/12/2014	1963
Select Energy Services	Damascus	AR	—	530	800	—	1,330	(368)	6/12/2014	2009
Amega West	West Alexander	PA	—	117	1,787	(919)	985	(233)	6/12/2014	2010
Cactus Wellhead	Center	TX	—	115	1,886	—	2,001	(444)	6/12/2014	2011
Greene's Energy Group	Broussard	LA	—	455	6,022	—	6,477	(1,261)	6/12/2014	1980
Select Energy Services	Frierson	LA	—	260	4,954	—	5,214	(1,183)	6/12/2014	2010
Gravity Oilfield Services	Monahans	TX	—	50	538	—	588	(157)	6/12/2014	2011
MS Energy Services	Midland	TX	—	1,165	948	—	2,113	(253)	6/12/2014	2012
Select Energy Services	Big Wells	TX	—	353	1,820	—	2,173	(438)	6/12/2014	2011
Amega West	Midland	TX	—	591	379	—	970	(101)	6/12/2014	1979
Crest Pumping Technologies	Pleasanton	TX	—	519	7,949	—	8,468	(3,452)	6/12/2014	2013
Cactus Wellhead	Pleasanton	TX	—	144	2,908	—	3,052	(694)	6/12/2014	2011
Mastec	Houston	TX	—	369	2,669	—	3,038	(639)	6/12/2014	2012
Gravity Oilfield Services	San Angelo	TX	—	821	1,658	—	2,479	(430)	6/12/2014	2012
Energy Maintenance Services US	Pasadena	TX	—	393	2,878	—	3,271	(682)	6/12/2014	2011
Express Energy Services	Pleasanton	TX	—	413	5,541	—	5,954	(1,318)	6/12/2014	2012
Gravity Oilfield Services	Snyder	TX	—	174	1,189	—	1,363	(284)	6/12/2014	1975
Dollar Tree/Family Dollar	Bessemer	AL	—	295	1,301	—	1,596	(349)	6/16/2014	2014
Dollar Tree/Family Dollar	Troy	NC	—	341	621	—	962	(152)	6/17/2014	2014
Dollar General	Rockford	IL	—	464	597	27	1,088	(147)	6/18/2014	2014
Dollar Tree/Family Dollar	Lumberton	NC	—	146	1,013	—	1,159	(230)	6/20/2014	2014
Applebee's	St. Charles	MO	—	781	1,075	—	1,856	(303)	6/23/2014	1990
Rite Aid	West Branch	MI	—	418	1,280	70	1,768	(409)	6/23/2014	1996
Rite Aid	Bay City	MI	—	463	1,629	62	2,154	(477)	6/24/2014	1996
Dollar Tree/Family Dollar	Sebring	FL	—	492	1,063	—	1,555	(246)	6/24/2014	2014
Dollar Tree/Family Dollar	Charlotte	NC	—	412	992	—	1,404	(219)	6/25/2014	2014
Schmitz & Schmitz	Gainesville	TX	—	29	1,950	—	1,979	(396)	6/25/2014	1930
Shale Tank Truck	Midland	TX	—	757	939	—	1,696	(263)	6/25/2014	2012
Gravity Oilfield Services	Odessa	TX	—	104	1,259	—	1,363	(290)	6/25/2014	1963
Select Energy Services	Dilley	TX	—	308	1,416	—	1,724	(359)	6/25/2014	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Fun Town RV	Cleburne	TX	—	476	547	—	1,023	(143)	6/25/2014	2007
Select Energy Services	Odessa	TX	—	460	1,998	—	2,458	(536)	6/25/2014	1982
Weir	Williston	ND	—	273	6,232	—	6,505	(1,451)	6/25/2014	2012
Pro Oil & Gas Services, LLC	Cuero	TX	—	127	982	—	1,109	(233)	6/25/2014	2014
Gravity Oilfield Services	Levelland	TX	—	42	1,887	—	1,929	(541)	6/25/2014	1997
Select Energy Services	Chireno	TX	—	388	5,470	—	5,858	(1,292)	6/25/2014	2011
Willbros	Tulsa	OK	—	2,239	6,375	—	8,614	(1,419)	6/25/2014	1982
Forum Energy Technologies	Gainesville	TX	—	123	6,019	—	6,142	(1,465)	6/25/2014	2008
Fun Town RV	Cleburne	TX	—	262	369	—	631	(100)	6/25/2014	2008
Fun Town RV	Cleburne	TX	—	70	—	—	70	—	6/25/2014	2009
Select Energy Services	Cleburne	TX	—	154	2,333	—	2,487	(563)	6/25/2014	2008
1888 Industrial Services	Midland	TX	—	508	815	1	1,324	(221)	6/25/2014	2012
Gravity Oilfield Services	Big Springs	TX	—	426	599	—	1,025	(180)	6/25/2014	2012
Forum Energy Technologies	Guthrie	OK	—	393	1,305	—	1,698	(325)	6/25/2014	1979
Ingram Micro	Amherst	NY	—	4,107	20,347	—	24,454	(6,260)	6/25/2014	1986
FedEx	Tempe	AZ	—	2,914	12,300	163	15,377	(3,316)	6/25/2014	2004
Sedgwick Claims Mgmt Services	Dublin	OH	—	945	8,520	—	9,465	(2,219)	6/26/2014	1997
Tractor Supply	Millbury	MA	—	806	3,094	—	3,900	(754)	6/26/2014	2013
Cash Wise	Tioga	ND	—	1,065	4,581	—	5,646	(1,076)	6/26/2014	2014
Schneider Electric	Foxboro	MA	—	11,784	—	27,888	39,672	(6,261)	6/27/2014	1965
Dollar Tree/Family Dollar	Lovington	NM	—	54	722	—	776	(162)	6/30/2014	2014
Rockwell Collins	Sterling	VA	—	4,285	29,802	6,288	40,375	(7,637)	6/30/2014	2011
Dollar Tree/Family Dollar	Charlotte	NC	—	490	1,066	—	1,556	(235)	7/2/2014	2014
Dollar General	Minonk	IL	—	56	1,034	—	1,090	(234)	7/2/2014	2014
Iron Mountain	Mohnton	PA	—	197	6,152	—	6,349	(1,585)	7/2/2014	1979
Mattress Firm	Painesville	OH	—	437	1,318	—	1,755	(344)	7/10/2014	2014
Beall's	Lakeland	FL	—	2,033	4,809	1	6,843	(1,352)	7/16/2014	2006
Dollar Tree/Family Dollar	Grove Hill	AL	—	144	741	—	885	(165)	7/24/2014	2013
Cactus Wellhead	Williston	ND	—	72	3,735	—	3,807	(839)	7/24/2014	2011
Superior Energy Services	Gainesville	TX	—	284	10,475	3	10,762	(8,410)	7/24/2014	1982
Dollar General	Andalusia	AL	—	317	914	9	1,240	(136)	7/24/2014	2014
Red Lobster	Birmingham	AL	—	—	741	—	741	(209)	7/28/2014	1972
Red Lobster	Chandler	AZ	—	—	252	—	252	(188)	7/28/2014	2000

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Red Lobster	Gilbert	AZ	—	—	460	—	460	(243)	7/28/2014	2007
Red Lobster	Surprise	AZ	—	—	565	—	565	(277)	7/28/2014	2003
Red Lobster	Tucson	AZ	—	—	676	—	676	(277)	7/28/2014	2009
Red Lobster	Bakersfield	CA	—	—	731	—	731	(319)	7/28/2014	2003
Red Lobster	Chula Vista	CA	—	—	1,671	—	1,671	(431)	7/28/2014	1988
Red Lobster	Inglewood	CA	—	—	2,211	—	2,211	(647)	7/28/2014	2007
Red Lobster	Oceanside	CA	—	—	1,529	—	1,529	(411)	7/28/2014	2010
Red Lobster	San Bruno	CA	—	—	1,611	—	1,611	(575)	7/28/2014	1992
Red Lobster	San Diego	CA	—	—	1,113	—	1,113	(656)	7/28/2014	1988
Red Lobster	Valencia	CA	—	—	841	—	841	(465)	7/28/2014	1988
Red Lobster	Colorado Springs	CO	—	—	1,512	—	1,512	(412)	7/28/2014	2004
Red Lobster	Bridgeport	CT	—	—	323	—	323	(201)	7/28/2014	1996
Red Lobster	Danbury	CT	—	—	159	—	159	(140)	7/28/2014	1996
Red Lobster	Newark	DE	—	—	1,515	—	1,515	(509)	7/28/2014	2006
Red Lobster	Boynton Beach	FL	—	—	1,631	—	1,631	(491)	7/28/2014	2008
Red Lobster	Hollywood	FL	—	—	2,282	—	2,282	(714)	7/28/2014	2003
Red Lobster	Kissimmee	FL	—	—	1,364	—	1,364	(524)	7/28/2014	2002
Red Lobster	Miami	FL	—	—	1,062	—	1,062	(473)	7/28/2014	2003
Red Lobster	Panama City	FL	—	—	1,515	—	1,515	(461)	7/28/2014	1976
Red Lobster	Austell	GA	—	—	1,092	—	1,092	(354)	7/28/2014	2001
Red Lobster	Tucker	GA	—	—	1,718	—	1,718	(527)	7/28/2014	1973
Red Lobster	Cedar Rapids	IA	—	—	495	—	495	(291)	7/28/2014	1981
Red Lobster	Boise	ID	—	—	714	—	714	(309)	7/28/2014	1988
Red Lobster	Pocatello	ID	—	—	773	—	773	(477)	7/28/2014	1994
Red Lobster	Fairview Heights	IL	—	—	1,806	—	1,806	(542)	7/28/2014	1972
Red Lobster	Forsyth	IL	—	—	1,083	—	1,083	(389)	7/28/2014	1975
Red Lobster	Norridge	IL	—	—	929	—	929	(544)	7/28/2014	1979
Red Lobster	Schaumburg	IL	—	—	665	—	665	(271)	7/28/2014	1976
Red Lobster	Avon	IN	—	—	864	—	864	(382)	7/28/2014	2001
Red Lobster	Lexington	KY	—	—	1,094	—	1,094	(372)	7/28/2014	2011
Red Lobster	Baton Rouge	LA	—	—	1,535	—	1,535	(460)	7/28/2014	2011
Red Lobster	Annapolis	MD	—	—	644	—	644	(222)	7/28/2014	1985
Red Lobster	Frederick	MD	—	—	319	—	319	(214)	7/28/2014	1997

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Red Lobster	Lanham	MD	—	—	455	—	455	(238)	7/28/2014	1980
Red Lobster	Owings Mills	MD	—	—	229	—	229	(146)	7/28/2014	1989
Red Lobster	Lansing	MI	—	—	1,534	—	1,534	(470)	7/28/2014	1976
Red Lobster	Rochester	MN	—	—	1,674	—	1,674	(437)	7/28/2014	1987
Red Lobster	Chesterfield	MO	—	—	1,762	—	1,762	(593)	7/28/2014	1973
Red Lobster	St. Peters	MO	—	—	1,543	—	1,543	(745)	7/28/2014	1976
Red Lobster	Springfield	MO	—	—	1,510	—	1,510	(714)	7/28/2014	1972
Red Lobster	Meridian	MS	—	—	872	—	872	(313)	7/28/2014	1996
Red Lobster	Concord	NC	—	—	1,506	—	1,506	(554)	7/28/2014	2002
Red Lobster	Lincoln	NE	—	—	254	—	254	(134)	7/28/2014	1977
Red Lobster	Cherry Hill	NJ	—	—	2,274	—	2,274	(812)	7/28/2014	1984
Red Lobster	Deptford	NJ	—	—	1,608	—	1,608	(604)	7/28/2014	1991
Red Lobster	Vineland	NJ	—	—	1,779	—	1,779	(492)	7/28/2014	1995
Red Lobster	Clovis	NM	—	—	318	—	318	(186)	7/28/2014	1995
Red Lobster	Brooklyn	NY	—	—	5,897	—	5,897	(1,865)	7/28/2014	2003
Red Lobster	Hicksville	NY	—	—	870	—	870	(332)	7/28/2014	1982
Red Lobster	Ronkonkoma	NY	—	—	1,109	—	1,109	(409)	7/28/2014	2005
Red Lobster	Valley Stream	NY	—	—	1,417	—	1,417	(552)	7/28/2014	1983
Red Lobster	Yonkers	NY	—	—	894	—	894	(335)	7/28/2014	2012
Red Lobster	Akron	OH	—	—	1,398	—	1,398	(505)	7/28/2014	1981
Red Lobster	Columbus	OH	—	—	1,100	—	1,100	(435)	7/28/2014	2002
Red Lobster	Dublin	OH	—	—	873	—	873	(300)	7/28/2014	1990
Red Lobster	Niles	OH	—	—	1,799	—	1,799	(561)	7/28/2014	1982
Red Lobster	North Olmsted	OH	—	—	2,291	—	2,291	(628)	7/28/2014	1974
Red Lobster	St. Clairsville	OH	—	—	853	—	853	(458)	7/28/2014	1997
Red Lobster	Bartonsville	PA	—	—	2,389	—	2,389	(646)	7/28/2014	2010
Red Lobster	Lancaster	PA	—	—	2,968	—	2,968	(703)	7/28/2014	1977
Red Lobster	Philadelphia	PA	—	—	1,902	—	1,902	(469)	7/28/2014	1977
Red Lobster	Pittsburgh	PA	—	—	1,379	—	1,379	(514)	7/28/2014	1976
Red Lobster	Pottstown	PA	—	—	1,115	—	1,115	(649)	7/28/2014	1995
Red Lobster	Scranton	PA	—	—	1,563	—	1,563	(627)	7/28/2014	2001
Red Lobster	State College	PA	—	—	1,026	—	1,026	(522)	7/28/2014	1999
Red Lobster	Washington	PA	—	—	694	—	694	(241)	7/28/2014	1976

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Red Lobster	Whitehall	PA	—	—	2,155	—	2,155	(833)	7/28/2014	1977
Red Lobster	Columbia	SC	—	—	918	—	918	(324)	7/28/2014	1980
Red Lobster	Myrtle Beach	SC	—	—	462	—	462	(254)	7/28/2014	2006
Red Lobster	Spartanburg	SC	—	—	1,136	—	1,136	(319)	7/28/2014	1973
Red Lobster	Sevierville	TN	—	—	1,062	—	1,062	(438)	7/28/2014	2002
Red Lobster	Burleson	TX	—	—	356	—	356	(218)	7/28/2014	2003
Red Lobster	College Station	TX	—	—	643	—	643	(236)	7/28/2014	1983
Red Lobster	Conroe	TX	—	—	557	—	557	(263)	7/28/2014	2011
Red Lobster	El Paso	TX	—	—	414	—	414	(249)	7/28/2014	1976
Red Lobster	El Paso	TX	—	—	883	—	883	(318)	7/28/2014	2008
Red Lobster	Fort Worth	TX	—	—	239	—	239	(139)	7/28/2014	1982
Red Lobster	Houston	TX	—	—	399	—	399	(242)	7/28/2014	1974
Red Lobster	Humble	TX	—	—	1,087	—	1,087	(349)	7/28/2014	1980
Red Lobster	Laredo	TX	—	—	819	—	819	(355)	7/28/2014	2003
Red Lobster	San Antonio	TX	—	—	963	—	963	(262)	7/28/2014	1974
Red Lobster	Sugar Land	TX	—	—	708	—	708	(242)	7/28/2014	1981
Red Lobster	Charlottesville	VA	—	—	1,021	—	1,021	(308)	7/28/2014	1986
Red Lobster	Midlothian	VA	—	—	655	—	655	(317)	7/28/2014	2003
Red Lobster	Sterling	VA	—	—	646	—	646	(311)	7/28/2014	2001
Red Lobster	Winchester	VA	—	—	357	—	357	(213)	7/28/2014	2006
Red Lobster	Olympia	WA	—	—	596	—	596	(362)	7/28/2014	1995
Red Lobster	Spokane	WA	—	—	1,427	—	1,427	(441)	7/28/2014	2009
Red Lobster	Charleston	WV	—	—	1,100	—	1,100	(439)	7/28/2014	2003
Red Lobster	Dothan	AL	—	726	1,244	—	1,970	(258)	7/28/2014	1979
Red Lobster	Vestavia Hills	AL	—	1,257	1,417	—	2,674	(246)	7/28/2014	1972
Red Lobster	Pine Bluff	AR	—	226	1,194	—	1,420	(297)	7/28/2014	1995
Red Lobster	Decatur	GA	—	1,102	1,873	—	2,975	(312)	7/28/2014	1973
Red Lobster	Savannah	GA	—	475	2,236	—	2,711	(362)	7/28/2014	1971
Red Lobster	Davenport	IA	—	619	2,896	—	3,515	(469)	7/28/2014	1975
Red Lobster	Jackson	MI	—	235	2,174	—	2,409	(373)	7/28/2014	1976
Red Lobster	Warren	MI	—	349	2,656	—	3,005	(434)	7/28/2014	1975
Red Lobster	Roseville	MN	—	1,291	1,298	—	2,589	(223)	7/28/2014	1975
Red Lobster	Crestwood	MO	—	518	1,466	—	1,984	(265)	7/28/2014	1975

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Red Lobster	Jefferson City	MO	—	593	1,092	—	1,685	(233)	7/28/2014	1995
Red Lobster	Bismarck	ND	—	831	3,321	—	4,152	(528)	7/28/2014	1990
Red Lobster	Kearney	NE	—	678	1,109	—	1,787	(281)	7/28/2014	1996
Red Lobster	Mechanicsburg	PA	—	676	2,656	—	3,332	(435)	7/28/2014	1976
Red Lobster	Layton	UT	—	1,577	1,333	—	2,910	(317)	7/28/2014	1993
Red Lobster	Montgomery	AL	—	1,034	1,413	—	2,447	(286)	7/28/2014	1983
Red Lobster	Palm Desert	CA	—	1,132	1,321	—	2,453	(325)	7/28/2014	2012
Red Lobster	Riverside	CA	—	914	2,459	—	3,373	(408)	7/28/2014	1988
Red Lobster	Fort Pierce	FL	—	618	1,491	—	2,109	(335)	7/28/2014	1995
Red Lobster	Pembroke Pines	FL	—	479	3,126	—	3,605	(536)	7/28/2014	1987
Red Lobster	Plantation	FL	—	1,975	1,733	—	3,708	(351)	7/28/2014	1989
Red Lobster	Sebring	FL	—	1,003	1,487	—	2,490	(302)	7/28/2014	1992
Red Lobster	Winter Haven	FL	—	1,055	2,217	—	3,272	(344)	7/28/2014	1972
Red Lobster	Athens	GA	—	669	2,027	—	2,696	(322)	7/28/2014	1971
Red Lobster	Dalton	GA	—	775	2,045	—	2,820	(375)	7/28/2014	1995
Red Lobster	Douglasville	GA	—	1,356	1,161	—	2,517	(265)	7/28/2014	1991
Red Lobster	Gurnee	IL	—	1,735	2,286	—	4,021	(385)	7/28/2014	1980
Red Lobster	Marion	IL	—	399	2,399	—	2,798	(450)	7/28/2014	1992
Red Lobster	Oak Lawn	IL	—	1,825	2,316	—	4,141	(376)	7/28/2014	1975
Red Lobster	Peru	IL	—	339	1,169	—	1,508	(277)	7/28/2014	1995
Red Lobster	Anderson	IN	—	813	1,272	—	2,085	(256)	7/28/2014	1982
Red Lobster	Mishawaka	IN	—	593	2,205	—	2,798	(370)	7/28/2014	1974
Red Lobster	Owensboro	KY	—	815	1,485	—	2,300	(298)	7/28/2014	1982
Red Lobster	St. Matthews	KY	—	1,640	1,841	—	3,481	(311)	7/28/2014	1972
Red Lobster	Suitland	MD	—	1,090	3,112	—	4,202	(484)	7/28/2014	1975
Red Lobster	Dearborn Heights	MI	—	822	2,156	—	2,978	(367)	7/28/2014	1975
Red Lobster	Livonia	MI	—	635	1,824	—	2,459	(356)	7/28/2014	1987
Red Lobster	Mt. Pleasant	MI	—	508	1,346	—	1,854	(308)	7/28/2014	1993
Red Lobster	Portage	MI	—	396	2,496	—	2,892	(410)	7/28/2014	1975
Red Lobster	Southgate	MI	—	611	2,531	—	3,142	(465)	7/28/2014	1990
Red Lobster	Mankato	MN	—	867	1,642	—	2,509	(352)	7/28/2014	1993
Red Lobster	St. Joseph	MO	—	1,023	1,002	—	2,025	(212)	7/28/2014	1979
Red Lobster	Asheville	NC	—	544	2,865	—	3,409	(471)	7/28/2014	1980

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Red Lobster	Fayetteville	NC	—	675	2,908	—	3,583	(433)	7/28/2014	1978
Red Lobster	Greensboro	NC	—	1,372	1,785	—	3,157	(310)	7/28/2014	1972
Red Lobster	Raleigh	NC	—	946	2,183	—	3,129	(349)	7/28/2014	1983
Red Lobster	Fargo	ND	—	888	2,933	—	3,821	(485)	7/28/2014	1981
Red Lobster	Liverpool	NY	—	900	2,088	—	2,988	(366)	7/28/2014	1975
Red Lobster	Beavercreek	OH	—	551	2,334	—	2,885	(439)	7/28/2014	1994
Red Lobster	Lima	OH	—	843	658	—	1,501	(210)	7/28/2014	1991
Red Lobster	Oklahoma City	OK	—	610	2,681	—	3,291	(429)	7/28/2014	1980
Red Lobster	Shawnee	OK	—	437	1,744	—	2,181	(334)	7/28/2014	1995
Red Lobster	Florence	SC	—	779	1,506	—	2,285	(319)	7/28/2014	1990
Red Lobster	Clarksville	TN	—	543	2,223	—	2,766	(391)	7/28/2014	1990
Red Lobster	Jackson	TN	—	822	1,427	—	2,249	(325)	7/28/2014	1995
Red Lobster	Amarillo	TX	—	590	2,342	—	2,932	(385)	7/28/2014	1976
Red Lobster	Denton	TX	—	832	2,044	—	2,876	(403)	7/28/2014	1991
Red Lobster	Killeen	TX	—	732	1,935	—	2,667	(372)	7/28/2014	1991
Red Lobster	Lewisville	TX	—	1,087	1,626	(106)	2,607	(279)	7/28/2014	1973
Red Lobster	McAllen	TX	—	960	1,647	—	2,607	(377)	7/28/2014	2010
Red Lobster	Harrisonburg	VA	—	465	1,369	—	1,834	(321)	7/28/2014	1993
Red Lobster	Mt. Pleasant	WI	—	856	1,773	—	2,629	(409)	7/28/2014	2012
Red Lobster	Huntington	WV	—	344	2,552	—	2,896	(459)	7/28/2014	1985
Red Lobster	Cheyenne	WY	—	1,514	640	—	2,154	(123)	7/28/2014	1992
Red Lobster	Ashwaubenon	WI	—	1,270	1,116	—	2,386	(231)	7/28/2014	1975
Red Lobster	Huntsville	AL	—	1,098	2,330	—	3,428	(388)	7/28/2014	1975
Red Lobster	Orland Park	IL	—	1,046	2,489	—	3,535	(419)	7/28/2014	1980
Red Lobster	West Dundee	IL	—	197	2,195	—	2,392	(376)	7/28/2014	1982
Red Lobster	Terre Haute	IN	—	1,066	2,640	—	3,706	(429)	7/28/2014	1972
Red Lobster	Monroe	LA	—	455	2,022	—	2,477	(389)	7/28/2014	1991
Red Lobster	Flint	MI	—	505	2,266	—	2,771	(391)	7/28/2014	1976
Red Lobster	Saginaw	MI	—	335	1,961	—	2,296	(344)	7/28/2014	1975
Red Lobster	Traverse City	MI	—	1,036	1,121	—	2,157	(286)	7/28/2014	1996
Red Lobster	Du Bois	PA	—	317	981	—	1,298	(253)	7/28/2014	1995
Red Lobster	Sumter	SC	—	988	1,117	—	2,105	(283)	7/28/2014	1995
Red Lobster	Aurora	IL	—	1,598	782	—	2,380	(177)	7/28/2014	1979

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Red Lobster	Matteson	IL	—	962	2,212	—	3,174	(360)	7/28/2014	1976
Red Lobster	Springfield	IL	—	1,205	1,253	—	2,458	(259)	7/28/2014	1977
Red Lobster	Vestal	NY	—	1,027	2,255	—	3,282	(387)	7/28/2014	1976
Red Lobster	Cincinnati	OH	—	1,484	1,687	—	3,171	(280)	7/28/2014	1977
Red Lobster	Lancaster	OH	—	737	1,570	—	2,307	(313)	7/28/2014	1991
Red Lobster	Youngstown	OH	—	214	2,477	—	2,691	(416)	7/28/2014	1982
Red Lobster	Chattanooga	TN	—	1,548	2,575	—	4,123	(387)	7/28/2014	1972
Red Lobster	Longview	TX	—	324	2,625	—	2,949	(441)	7/28/2014	1981
Red Lobster	Novi	MI	—	2,061	1,847	—	3,908	(352)	7/28/2014	1983
Red Lobster	Cuyahoga Falls	OH	—	306	2,511	—	2,817	(397)	7/28/2014	1974
Red Lobster	Muskogee	OK	—	399	1,707	—	2,106	(356)	7/28/2014	1995
Red Lobster	Casper	WY	—	1,014	1,337	—	2,351	(352)	7/28/2014	2011
Red Lobster	Buford	GA	—	1,315	2,638	—	3,953	(488)	7/28/2014	2000
Red Lobster	Kennesaw	GA	—	1,382	1,802	—	3,184	(338)	7/28/2014	1987
Red Lobster	Chicago	IL	—	1,064	2,422	—	3,486	(404)	7/28/2014	1980
Red Lobster	Evansville	IN	—	587	3,357	—	3,944	(534)	7/28/2014	1972
Red Lobster	Richmond	IN	—	371	1,416	—	1,787	(322)	7/28/2014	1996
Red Lobster	Canton	OH	—	398	2,596	—	2,994	(408)	7/28/2014	1974
Red Lobster	Mansfield	OH	—	335	1,697	—	2,032	(297)	7/28/2014	1977
Red Lobster	Rochester	NY	—	756	2,122	—	2,878	(412)	7/28/2014	1985
Red Lobster	Columbus	OH	—	787	2,123	—	2,910	(347)	7/28/2014	1973
Red Lobster	Springfield	PA	—	1,571	2,344	—	3,915	(437)	7/28/2014	1983
Red Lobster	Pittsburgh	PA	—	1,641	1,096	—	2,737	(223)	7/28/2014	1987
Bahama Breeze	Pittsburgh	PA	—	1,590	1,753	—	3,343	(336)	7/28/2014	2004
Olive Garden	Pittsburgh	PA	—	1,560	1,422	—	2,982	(278)	7/28/2014	2003
Smokey Bones	Pittsburgh	PA	—	1,490	390	—	1,880	(168)	7/28/2014	2000
Olive Garden	Silverdale	WA	—	1,752	2,015	—	3,767	(320)	7/28/2014	1993
Red Lobster	Silverdale	WA	—	1,661	501	—	2,162	(190)	7/28/2014	1993
Red Lobster	Salisbury	MD	—	1,070	1,868	—	2,938	(381)	7/28/2014	1992
Olive Garden	Salisbury	MD	—	1,171	3,144	—	4,315	(472)	7/28/2014	1995
Red Lobster	Port Charlotte	FL	—	1,476	1,516	—	2,992	(319)	7/28/2014	1990
Olive Garden	Port Charlotte	FL	—	1,454	4,156	—	5,610	(605)	7/28/2014	1990
Red Lobster	Oklahoma City	OK	—	800	1,960	—	2,760	(362)	7/28/2014	1991

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Olive Garden	Oklahoma City	OK	—	819	4,053	—	4,872	(594)	7/28/2014	1991
Red Lobster	Morgantown	WV	—	1,252	1,477	—	2,729	(342)	7/28/2014	2009
Olive Garden	Morgantown	WV	—	1,765	2,199	—	3,964	(432)	7/28/2014	2006
Red Lobster	Manassas	VA	—	1,800	941	—	2,741	(236)	7/28/2014	1993
Olive Garden	Manassas	VA	—	1,965	2,585	—	4,550	(395)	7/28/2014	1993
Red Lobster	Leesburg	FL	—	721	1,262	—	1,983	(290)	7/28/2014	1990
Olive Garden	Leesburg	FL	—	692	1,837	—	2,529	(289)	7/28/2014	1990
Red Lobster	Langhorne	PA	—	979	2,735	—	3,714	(506)	7/28/2014	1996
Olive Garden	Langhorne	PA	—	970	3,717	—	4,687	(544)	7/28/2014	1996
Red Lobster	Houston	TX	—	960	1,833	—	2,793	(323)	7/28/2014	1981
Olive Garden	Houston	TX	—	973	2,902	—	3,875	(437)	7/28/2014	1994
Red Lobster	Flagstaff	AZ	—	891	514	—	1,405	(211)	7/28/2014	1996
Olive Garden	Flagstaff	AZ	—	875	455	—	1,330	(95)	7/28/2014	1996
Red Lobster	Chesapeake	VA	—	1,262	1,374	—	2,636	(270)	7/28/2014	1992
Olive Garden	Chesapeake	VA	—	1,382	2,252	—	3,634	(351)	7/28/2014	1991
Red Lobster	Cary	NC	—	1,933	1,118	—	3,051	(276)	7/28/2014	1992
Olive Garden	Cary	NC	—	1,545	6,603	—	8,148	(942)	7/28/2014	1992
Red Lobster	Altamonte Springs	FL	—	1,212	1,674	—	2,886	(325)	7/28/2014	1986
Olive Garden	Altamonte Springs	FL	—	699	4,023	—	4,722	(670)	7/28/2014	2006
Red Lobster	Memphis	TN	—	1,602	2,290	—	3,892	(370)	7/28/2014	1972
Bahama Breeze	Memphis	TN	—	2,370	1,313	—	3,683	(219)	7/28/2014	1998
Red Lobster	Jackson	MS	—	1,128	2,851	—	3,979	(472)	7/28/2014	1977
Dollar General	Galatia	IL	—	87	1,008	—	1,095	(221)	7/29/2014	2014
Dollar Tree/Family Dollar	Marion	AL	—	247	780	—	1,027	(176)	7/30/2014	2014
Red Lobster	Branson	MO	—	1,496	1,074	—	2,570	(201)	7/30/2014	2000
Red Lobster	Mentor	OH	—	651	2,129	—	2,780	(361)	7/30/2014	1977
Red Lobster	Sandusky	OH	—	1,290	1,126	—	2,416	(248)	7/30/2014	1986
Red Lobster	Abilene	TX	—	209	1,976	—	2,185	(346)	7/30/2014	1980
Dollar General	Rensselaer	IN	—	111	957	—	1,068	(240)	7/30/2014	2014
Dollar General	Medaryville	IN	—	96	914	—	1,010	(334)	7/31/2014	2014
Dollar General	Park Forest	IL	—	390	1,036	—	1,426	(219)	8/1/2014	2013
Dollar Tree/Family Dollar	Blackhawk	SD	—	115	585	—	700	(139)	8/6/2014	2006
Dollar General	Bronson	MI	—	97	436	—	533	(257)	8/6/2014	1965

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Winter Haven	FL	—	534	942	—	1,476	(144)	8/8/2014	2014
Dollar General	Headland	AL	—	387	1,091	—	1,478	(266)	8/13/2014	2014
Dollar General	Shiloh	GA	—	150	743	—	893	(268)	8/13/2014	2014
Dollar Tree/Family Dollar	Jeffersonville	GA	—	153	926	—	1,079	(206)	8/15/2014	2014
DJO Global	Vista	CA	—	3,732	16,868	—	20,600	(12,645)	8/15/2014	2006
Mattress Firm	Flint	MI	—	467	1,323	—	1,790	(325)	8/19/2014	2014
Dollar Tree/Family Dollar	Clearwater	FL	—	425	1,006	—	1,431	(219)	8/22/2014	2014
Dollar Tree/Family Dollar	Zellwood	FL	—	272	1,005	—	1,277	(220)	8/22/2014	2014
ifm efector	Malvern	PA	—	1,816	—	9,747	11,563	(1,523)	8/27/2014	2014
Dollar Tree/Family Dollar	Cortland	OH	—	188	963	—	1,151	(220)	8/28/2014	2013
Dollar Tree/Family Dollar	Pearl	MS	—	342	1,001	—	1,343	(223)	8/28/2014	2013
Dollar Tree/Family Dollar	Donna	TX	—	194	855	—	1,049	(197)	8/28/2014	2013
Dollar Tree/Family Dollar	Lexington	TN	—	323	838	—	1,161	(191)	8/28/2014	2013
Dollar Tree/Family Dollar	Liberty	NC	—	243	802	—	1,045	(182)	8/28/2014	2013
Dollar Tree/Family Dollar	Ore City	TX	—	27	744	—	771	(170)	8/28/2014	2013
Dollar Tree/Family Dollar	Detroit	MI	—	110	1,051	—	1,161	(247)	8/28/2014	2005
Dollar Tree/Family Dollar	Phoenix	AZ	—	303	712	—	1,015	(185)	8/28/2014	2004
Dollar Tree/Family Dollar	Hamilton	OH	—	131	1,215	—	1,346	(266)	8/28/2014	2013
Dollar Tree/Family Dollar	Mulberry	FL	—	131	1,156	—	1,287	(256)	8/28/2014	2013
Dollar Tree/Family Dollar	Bowling Green	KY	—	334	951	—	1,285	(213)	8/28/2014	2013
Dollar Tree/Family Dollar	Seadrift	TX	—	51	832	—	883	(188)	8/28/2014	2013
Dollar Tree/Family Dollar	Pensacola	FL	—	69	1,085	—	1,154	(237)	8/28/2014	2013
Dollar Tree/Family Dollar	Auburndale	FL	—	314	951	—	1,265	(213)	8/28/2014	2013
Dollar Tree/Family Dollar	Richland	GA	—	125	859	—	984	(195)	8/28/2014	2014
Dollar Tree/Family Dollar	El Dorado	AR	—	151	806	—	957	(212)	8/28/2014	1988
Dollar Tree/Family Dollar	Sonora	TX	—	49	548	—	597	(151)	8/28/2014	2001
Dollar Tree/Family Dollar	Acworth	GA	—	489	901	—	1,390	(206)	8/28/2014	2013
Dollar Tree/Family Dollar	Avondale	LA	—	381	1,255	—	1,636	(281)	8/28/2014	2013
Dollar Tree/Family Dollar	Monroe	MI	—	243	1,061	—	1,304	(240)	8/28/2014	2013
Dollar Tree/Family Dollar	Wirtz	VA	—	148	919	—	1,067	(208)	8/28/2014	2013
Dollar Tree/Family Dollar	Canton	MS	—	210	1,142	—	1,352	(256)	8/28/2014	2013
Dollar Tree/Family Dollar	Lancaster	SC	—	249	725	—	974	(168)	8/28/2014	2013
Dollar Tree/Family Dollar	Ash Fork	AZ	—	123	1,015	—	1,138	(228)	8/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Orlando	FL	—	349	1,294	—	1,643	(283)	8/28/2014	2014
Dollar Tree/Family Dollar	Golden Valley	AZ	—	110	772	—	882	(204)	8/28/2014	2001
Dollar Tree/Family Dollar	Woodruff	SC	—	229	1,125	—	1,354	(248)	8/28/2014	2010
Dollar Tree/Family Dollar	Blooming Grove	TX	—	70	753	—	823	(173)	8/28/2014	2014
Dollar Tree/Family Dollar	Marietta	GA	—	582	1,126	—	1,708	(252)	8/28/2014	2013
DNU	Beverly Hills	FL	—	409	965	—	1,374	(218)	8/28/2014	2013
Dollar Tree/Family Dollar	Phoenix	AZ	—	416	1,229	—	1,645	(270)	8/28/2014	2013
Dollar Tree/Family Dollar	Oklahoma City	OK	—	390	990	—	1,380	(224)	8/28/2014	2013
Dollar Tree/Family Dollar	Philadelphia	MS	—	53	897	—	950	(205)	8/28/2014	2014
Dollar Tree/Family Dollar	Hiddenite	NC	—	221	832	—	1,053	(190)	8/28/2014	2013
Dollar Tree/Family Dollar	Rockholds	KY	—	121	988	—	1,109	(228)	8/28/2014	2014
Dollar Tree/Family Dollar	Natchez	MS	—	289	749	—	1,038	(223)	8/28/2014	1982
Dollar Tree/Family Dollar	Nashville	TN	—	334	1,275	—	1,609	(312)	8/28/2014	1976
Dollar Tree/Family Dollar	Durant	OK	—	164	1,223	—	1,387	(287)	8/28/2014	2000
Dollar Tree/Family Dollar	Westwego	LA	—	332	1,052	—	1,384	(241)	8/28/2014	2013
Dollar Tree/Family Dollar	Lindale	GA	—	227	966	—	1,193	(220)	8/28/2014	2014
Dollar Tree/Family Dollar	Macon	GA	—	300	893	—	1,193	(203)	8/28/2014	2013
Dollar Tree/Family Dollar	McAllen	TX	—	445	896	—	1,341	(202)	8/28/2014	2013
Dollar Tree/Family Dollar	Bunnell	FL	—	188	936	—	1,124	(214)	8/28/2014	2013
Dollar Tree/Family Dollar	Mitchell	IN	—	101	1,119	—	1,220	(258)	8/28/2014	2014
Dollar Tree/Family Dollar	Carlisle	KY	—	157	871	—	1,028	(200)	8/28/2014	2014
Dollar Tree/Family Dollar	Piney Flats	TN	—	200	953	—	1,153	(216)	8/28/2014	2014
Dollar Tree/Family Dollar	Dayton	OH	—	107	899	—	1,006	(258)	8/28/2014	1940
Dollar Tree/Family Dollar	Ocala	FL	—	108	816	—	924	(194)	8/28/2014	2005
Dollar Tree/Family Dollar	Drew	MS	—	11	1,039	—	1,050	(276)	8/28/2014	1989
Dollar Tree/Family Dollar	Orlando	FL	—	291	1,286	—	1,577	(281)	8/28/2014	2013
Dollar Tree/Family Dollar	Canal Winchester	OH	—	218	1,116	—	1,334	(248)	8/28/2014	2012
Dollar Tree/Family Dollar	Hickory	NC	—	215	785	—	1,000	(179)	8/28/2014	2014
Dollar Tree/Family Dollar	Burlington	NC	—	291	694	—	985	(159)	8/28/2014	2012
Dollar Tree/Family Dollar	Alton	TX	—	134	908	—	1,042	(204)	8/28/2014	2013
Dollar Tree/Family Dollar	Refugio	TX	—	110	982	—	1,092	(219)	8/28/2014	2013
Dollar Tree/Family Dollar	Fountain	FL	—	202	825	—	1,027	(188)	8/28/2014	2014
Dollar Tree/Family Dollar	Duncan	AZ	—	98	895	—	993	(201)	8/28/2014	2013

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Alma	GA	—	79	954	—	1,033	(213)	8/28/2014	1982
Dollar Tree/Family Dollar	Wichita	KS	—	216	1,035	—	1,251	(229)	8/28/2014	2013
Dollar Tree/Family Dollar	Millbrook	AL	—	316	1,052	—	1,368	(236)	8/28/2014	2013
Dollar Tree/Family Dollar	La Pryor	TX	—	74	817	—	891	(185)	8/28/2014	2013
DNU	Boiling Springs	NC	—	322	767	—	1,089	(169)	8/28/2014	2013
Dollar Tree/Family Dollar	Asheboro	NC	—	251	932	—	1,183	(216)	8/28/2014	2014
Dollar Tree/Family Dollar	Montgomery	AL	—	218	847	—	1,065	(191)	8/28/2014	2013
Dollar Tree/Family Dollar	Citra	FL	—	47	1,038	—	1,085	(231)	8/28/2014	2013
Dollar Tree/Family Dollar	Sabinal	TX	—	35	952	—	987	(212)	8/28/2014	2013
Dollar Tree/Family Dollar	Dayton	OH	—	129	618	—	747	(164)	8/28/2014	2002
Dollar Tree/Family Dollar	Cincinnati	OH	—	221	1,055	—	1,276	(254)	8/28/2014	2001
DNU	Huntsville	AL	—	476	1,092	—	1,568	(238)	8/29/2014	2014
Dollar Tree/Family Dollar	Hoover	AL	—	368	1,153	—	1,521	(262)	8/29/2014	2014
Take 5 Oil Change	N. Barberton	OH	—	140	502	—	642	(120)	9/2/2014	1998
Take 5 Oil Change	Akron	OH	—	79	287	—	366	(69)	9/2/2014	1988
Take 5 Oil Change	Akron	OH	—	135	761	—	896	(189)	9/2/2014	1995
Take 5 Oil Change	Fairview Park	OH	—	205	179	—	384	(65)	9/2/2014	1988
Take 5 Oil Change	Mayfield Heights	OH	—	201	430	—	631	(112)	9/2/2014	1988
Take 5 Oil Change	Bedford Heights	OH	—	156	529	—	685	(140)	9/2/2014	1986
Take 5 Oil Change	Painesville	OH	—	276	208	—	484	(67)	9/2/2014	1988
Take 5 Oil Change	Westlake	OH	—	85	525	—	610	(117)	9/2/2014	1999
Take 5 Oil Change	Parma	OH	—	124	390	—	514	(91)	9/2/2014	1986
Take 5 Oil Change	Parma	OH	—	306	502	—	808	(135)	9/2/2014	1986
Take 5 Oil Change	Lakewood	OH	—	205	765	—	970	(190)	9/2/2014	1993
Take 5 Oil Change	Akron	OH	—	205	1,043	—	1,248	(253)	9/2/2014	1992
Take 5 Oil Change	Cleveland	OH	—	127	559	—	686	(136)	9/2/2014	1988
Take 5 Oil Change	Seven Hills	OH	—	182	201	—	383	(61)	9/2/2014	1987
Take 5 Oil Change	Solon	OH	—	233	487	—	720	(123)	9/2/2014	1992
Take 5 Oil Change	Medina	OH	—	135	414	(5)	544	(110)	9/2/2014	1995
Take 5 Oil Change	South Euclid	OH	—	109	561	—	670	(126)	9/2/2014	1986
Take 5 Oil Change	Stow	OH	—	230	132	—	362	(45)	9/2/2014	1988

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Take 5 Oil Change	Willoughby	OH	—	168	425	—	593	(104)	9/2/2014	1986
Dollar Tree/Family Dollar	St. Matthews	SC	—	175	828	—	1,003	(187)	9/3/2014	2014
Archrock	Fort Worth	TX	—	1,360	5,704	—	7,064	(1,404)	9/5/2014	2011
FedEx	Marcy	NY	—	339	5,795	—	6,134	(2,363)	9/5/2014	2006
Dollar General	Schneider	IN	—	124	1,010	—	1,134	(225)	9/17/2014	2014
Dollar Tree/Family Dollar	Parkton	NC	—	164	894	—	1,058	(199)	9/19/2014	2014
Dollar General	Bainbridge	IN	—	131	765	—	896	(174)	9/22/2014	2010
AT&T	Schaumburg	IL	—	2,364	9,305	775	12,444	(2,901)	9/24/2014	1989
Keane Frac	Pleasanton	TX	—	328	4,804	(2,858)	2,274	(343)	9/25/2014	2014
Dollar Tree/Family Dollar	Riverdale	GA	—	310	1,188	—	1,498	(258)	9/26/2014	2014
Dollar General	Cullman	AL	—	221	861	—	1,082	(200)	9/26/2014	2014
Circle K	Thomson	GA	—	637	340	—	977	(104)	9/26/2014	1990
Circle K	Martinez	GA	—	293	329	—	622	(97)	9/26/2014	1993
Ashley Furniture HomeStore	Jeffersontown	KY	—	1,966	2,368	—	4,334	(710)	9/26/2014	1970
Sunbelt Rentals	Memphis	TN	—	365	929	128	1,422	(275)	9/26/2014	1995
Dollar General	Bremen	AL	—	59	1,017	—	1,076	(259)	9/29/2014	2014
Dollar Tree/Family Dollar	Manning	SC	—	313	960	—	1,273	(215)	9/30/2014	2014
Owens & Minor	Cleveland	OH	—	755	6,077	(4)	6,828	(1,547)	9/30/2014	2014
Dollar Tree/Family Dollar	Anaconda	MT	—	164	1,058	—	1,222	(251)	9/30/2014	2014
DaVita Dialysis	New Orleans	LA	—	511	2,237	—	2,748	(474)	9/30/2014	2010
Kum & Go	Muskogee	OK	—	97	973	—	1,070	(255)	9/30/2014	1999
Mattress Firm	Flint	MI	—	409	1,164	—	1,573	(253)	10/3/2014	2014
Dollar Tree/Family Dollar	Weatherford	TX	—	218	1,057	(5)	1,270	(258)	10/10/2014	2014
Dollar Tree/Family Dollar	Parker	SD	—	117	828	1	946	(213)	10/10/2014	2014
Dollar Tree/Family Dollar	New Britain	CT	—	484	1,280	26	1,790	(281)	10/14/2014	2013
Dollar Tree/Family Dollar	Keota	OK	—	279	872	—	1,151	(195)	10/16/2014	2014
Dollar Tree/Family Dollar	Anthony	FL	—	242	1,037	—	1,279	(245)	10/30/2014	2014
Dollar Tree/Family Dollar	Kansas CIty	KS	—	290	1,170	(5)	1,455	(258)	11/6/2014	2014
Advance Auto Parts	Brooklyn	CT	—	324	1,429	—	1,753	(297)	11/7/2014	2006
SCP Distributors	Knoxville	TN	—	251	900	191	1,342	(247)	11/20/2014	1970
SCP Distributors	North Little Rock	AR	—	258	1,665	(9)	1,914	(372)	11/20/2014	2006
Dollar General	Oceana	WV	—	317	1,023	—	1,340	(235)	11/20/2014	2014
Dollar Tree/Family Dollar	Fayetteville	GA	—	217	1,203	—	1,420	(255)	11/20/2014	2014

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Lancaster	NH	—	456	1,294	(2)	1,748	(287)	12/12/2014	2014
Dollar Tree/Family Dollar	Kansas CIty	KS	—	352	1,026	(1)	1,377	(230)	12/18/2014	1995
Dollar Tree/Family Dollar	Cloudcroft	NM	—	184	1,344	—	1,528	(312)	12/18/2014	2014
Dollar Tree/Family Dollar	Omaha	NE	—	141	1,159	4	1,304	(282)	12/18/2014	2014
Dollar Tree/Family Dollar	Omaha	NE	—	196	1,334	—	1,530	(341)	12/19/2014	2014
Dollar Tree/Family Dollar	Lake Alfred	FL	—	484	1,006	—	1,490	(189)	12/23/2014	2014
Dollar Tree/Family Dollar	Stratford	NJ	—	378	1,511	(173)	1,716	(281)	12/31/2014	2014
Dollar Tree/Family Dollar	Ennis	MT	—	246	—	773	1,019	(215)	1/8/2015	2014
Dollar Tree/Family Dollar	Huntsville	AL	—	628	924	—	1,552	(193)	1/12/2015	2014
Dollar Tree/Family Dollar	Columbia	SC	—	489	943	—	1,432	(194)	2/3/2015	2013
Dollar Tree/Family Dollar	Waterflow	NM	—	175	—	1,294	1,469	(189)	2/5/2015	2014
Dollar Tree/Family Dollar	Broaddus	TX	—	75	—	921	996	(205)	2/6/2015	1995
Dollar Tree/Family Dollar	Springer	NM	—	106	—	1,198	1,304	(245)	2/11/2015	2015
Dollar Tree/Family Dollar	Arlington	TX	—	425	—	1,112	1,537	(97)	2/13/2015	2017
Dollar Tree/Family Dollar	North	SC	—	193	979	—	1,172	(203)	2/23/2015	2013
Dollar Tree/Family Dollar	El Reno	OK	—	225	—	968	1,193	(229)	3/2/2015	1995
Dollar Tree/Family Dollar	Carrizozo	NM	—	250	—	1,113	1,363	(228)	3/6/2015	2014
Dollar Tree/Family Dollar	Whitehall	MT	—	132	—	1,064	1,196	(293)	3/19/2015	1995
Dollar Tree/Family Dollar	Wolcott	NY	—	197	1,193	—	1,390	(266)	3/25/2015	2014
Dollar Tree/Family Dollar	Tyndall	SD	—	72	—	1,072	1,144	(214)	3/31/2015	2015
Dollar Tree/Family Dollar	Wilmington	DE	—	540	1,218	—	1,758	(252)	4/21/2015	2015
Dollar Tree/Family Dollar	Lemmon	SD	—	140	—	1,021	1,161	(183)	5/1/2015	2015
FedEx	Rapid City	SD	—	305	2,741	4,583	7,629	(1,693)	5/8/2015	2007
Dollar Tree/Family Dollar	McLaughlin	SD	—	35	—	1,093	1,128	(188)	5/12/2015	2015
Dollar Tree/Family Dollar	Oklahoma City	OK	—	403	—	988	1,391	(186)	5/15/2015	2015
Dollar Tree/Family Dollar	Belen	NM	—	350	—	969	1,319	(214)	5/29/2015	2015
Dollar Tree/Family Dollar	Mesquite	TX	—	426	—	1,146	1,572	(227)	5/29/2015	2015
Dollar Tree/Family Dollar	Logan	NM	—	80	—	1,147	1,227	(218)	5/29/2015	2015
Dollar Tree/Family Dollar	Mesquite	TX	—	1,460	—	(183)	1,277	(213)	7/9/2015	2015
Dollar Tree/Family Dollar	Poteau	OK	—	310	—	925	1,235	(187)	8/7/2015	2015
Dollar Tree/Family Dollar	Fort Worth	TX	—	276	935	—	1,211	(176)	8/21/2015	2015
Dollar Tree/Family Dollar	Mesquite	TX	—	1,414	—	(8)	1,406	(212)	9/1/2015	2015
Dollar Tree/Family Dollar	Velarde	NM	—	183	—	1,122	1,305	(223)	9/2/2015	2015

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Dollar Tree/Family Dollar	Geary	OK	—	167	882	—	1,049	(164)	10/14/2015	2015
Dollar Tree/Family Dollar	Porum	OK	—	18	—	995	1,013	(197)	11/5/2015	2015
Dollar Tree/Family Dollar	Industry	TX	—	190	—	902	1,092	(199)	11/9/2015	2014
Dollar Tree/Family Dollar	Arlington	TX	—	300	—	1,059	1,359	(189)	12/4/2015	1995
Dollar Tree/Family Dollar	Balch Springs	TX	—	318	—	1,208	1,526	(210)	12/11/2015	2015
Dollar Tree/Family Dollar	Raytown	MO	—	415	—	1,287	1,702	(266)	12/23/2015	2014
Dollar Tree/Family Dollar	Texhoma	OK	—	150	—	911	1,061	(160)	2/24/2016	2015
Dollar Tree/Family Dollar	Three Forks	MT	—	250	—	953	1,203	(179)	3/3/2016	2014
Dollar Tree/Family Dollar	Fort Worth	TX	—	350	—	1,015	1,365	(163)	3/31/2016	2015
LA Fitness	Boynton Beach	FL	—	1,485	9,945	—	11,430	(927)	11/22/2016	2005
LA Fitness	Miami	FL	—	2,730	8,671	—	11,401	(833)	11/22/2016	2015
LA Fitness	McKinney	TX	—	2,039	7,787	—	9,826	(759)	11/22/2016	2005
LA Fitness	St. Clair Shores	MI	—	2,163	6,787	—	8,950	(706)	11/22/2016	1982
Floor & Decor	McDonough	GA	—	1,859	7,711	—	9,570	(725)	12/13/2016	2015
At Home	Florence	KY	—	6,794	5,968	—	12,762	(1,085)	12/14/2016	1992
Academy Sports + Outdoors	Johnson City	TN	—	1,902	6,440	—	8,342	(594)	12/19/2016	2015
Best Buy	Findlay	OH	—	3,313	37,568	2,750	43,631	(3,079)	2/15/2017	1996
Natural Grocers	Gilbert	AZ	—	2,113	3,211	—	5,324	(276)	3/1/2017	2016
Natural Grocers	Gilbert	AZ	—	2,100	3,231	—	5,331	(278)	3/1/2017	2016
Natural Grocers	Tucson	AZ	—	1,571	3,637	—	5,208	(355)	3/1/2017	2016
SuperAmerica	Waite Park	MN	—	316	333	—	649	(31)	3/27/2017	1999
SuperAmerica	St. Cloud	MN	—	126	151	—	277	(15)	3/27/2017	1968
SuperAmerica	St. Cloud	MN	—	330	365	—	695	(36)	3/27/2017	1984
SuperAmerica	Waite Park	MN	—	770	503	1	1,274	(48)	3/27/2017	1999
SuperAmerica	St. Cloud	MN	—	104	136	—	240	(13)	3/27/2017	1922
SuperAmerica	St. Cloud	MN	—	582	657	—	1,239	(66)	3/27/2017	1987
SuperAmerica	Sartell	MN	—	718	486	1	1,205	(44)	3/27/2017	2000
SuperAmerica	Sauk Rapids	MN	—	419	753	—	1,172	(71)	3/27/2017	1997
SuperAmerica	Pierz	MN	—	67	411	—	478	(39)	3/27/2017	1996
SuperAmerica	St. Cloud	MN	—	361	433	1	795	(43)	3/27/2017	1987
SuperAmerica	Foley	MN	—	72	276	—	348	(27)	3/27/2017	1984
SuperAmerica	Pequot Lakes	MN	—	158	1,489	—	1,647	(149)	3/27/2017	1983
LA Fitness	Rowlett	TX	—	2,539	7,668	406	10,613	(663)	4/11/2017	2006

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Mister Car Wash	Grand Rapids	MI	—	779	1,600	—	2,379	(123)	4/18/2017	2001
Mister Car Wash	Grand Rapids	MI	—	721	996	—	1,717	(73)	5/16/2017	1984
Mister Car Wash	Grand Rapids	MI	—	458	938	—	1,396	(71)	5/16/2017	1961
Mister Car Wash	Grand Rapids	MI	—	662	777	—	1,439	(58)	5/16/2017	2002
Mister Car Wash	Kentwood	MI	—	238	877	—	1,115	(68)	5/16/2017	1979
Fresh Thyme Farmers Market	Canton	MI	—	1,361	6,976	—	8,337	(565)	5/18/2017	2017
Take 5 Oil Change	Miamisburg	OH	—	246	486	—	732	(39)	6/8/2017	1992
Take 5 Oil Change	Florence	KY	—	279	896	—	1,175	(65)	6/8/2017	1998
Take 5 Oil Change	Fort Wright	KY	—	179	816	—	995	(63)	6/8/2017	1995
Take 5 Oil Change	Lawrenceburg	IN	—	516	721	—	1,237	(59)	6/8/2017	2017
Take 5 Oil Change	Erlanger	KY	—	337	1,072	—	1,409	(76)	6/8/2017	2003
Take 5 Oil Change	Moraine	OH	—	415	692	—	1,107	(51)	6/8/2017	1995
Take 5 Oil Change	Alexandria	KY	—	294	677	—	971	(50)	6/8/2017	1996
Tractor Supply	Buena Vista	CO	—	646	2,974	—	3,620	(228)	6/16/2017	2014
Hobby Lobby	Algonquin	IL	—	998	4,580	—	5,578	(357)	6/23/2017	2012
Bob Evans	Amherst	OH	—	163	1,557	—	1,720	(126)	6/26/2017	1987
Bob Evans	Brunswick	OH	—	1,147	1,088	—	2,235	(95)	6/26/2017	1992
Bob Evans	Cincinnati	OH	—	563	1,706	—	2,269	(149)	6/26/2017	2003
Bob Evans	Cincinnati	OH	—	601	1,529	—	2,130	(135)	6/26/2017	2002
Bob Evans	East Peoria	IL	—	717	1,142	—	1,859	(99)	6/26/2017	1993
Bob Evans	Indianapolis	IN	—	430	708	—	1,138	(62)	6/26/2017	2002
Bob Evans	Jackson	MI	—	980	1,305	—	2,285	(102)	6/26/2017	2005
Bob Evans	Lancaster	OH	—	626	1,546	—	2,172	(131)	6/26/2017	1998
Bob Evans	Lima	OH	—	366	1,631	—	1,997	(139)	6/26/2017	2000
Bob Evans	Marion	OH	—	469	1,657	—	2,126	(143)	6/26/2017	2008
Bob Evans	Medina	OH	—	496	1,050	—	1,546	(93)	6/26/2017	2000
Bob Evans	Mentor	OH	—	626	929	—	1,555	(80)	6/26/2017	1999
Bob Evans	Mount Vernon	OH	—	343	1,338	—	1,681	(119)	6/26/2017	2011
Bob Evans	Muskegon	MI	—	550	860	—	1,410	(70)	6/26/2017	2001
Bob Evans	Newark	DE	—	869	810	—	1,679	(62)	6/26/2017	1996
Bob Evans	Phoenixville	PA	—	495	438	—	933	(34)	6/26/2017	1999
Bob Evans	Stow	OH	—	418	1,416	—	1,834	(125)	6/26/2017	2002
Bob Evans	Troy	OH	—	512	1,255	—	1,767	(109)	6/26/2017	1992

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Bob Evans	Wapakoneta	OH	—	253	1,479	—	1,732	(131)	6/26/2017	2001
Bob Evans	Wilkes-Barre	PA	—	373	714	—	1,087	(56)	6/26/2017	2003
Bob Evans	Willoughby	OH	—	675	1,262	—	1,937	(108)	6/26/2017	2005
Bob Evans	Xenia	OH	—	337	1,433	—	1,770	(126)	6/26/2017	1988
Helmer Scientific	Noblesville	IN	—	1,431	10,699	—	12,130	(722)	7/27/2017	2012
Gorilla Glue	Cincinnati	OH	—	5,563	34,887	—	40,450	(2,513)	7/28/2017	1978
LA Fitness	Webster	NY	—	2,922	5,102	—	8,024	(391)	8/1/2017	2014
Lamrite West	Strongsville	OH	—	3,078	34,076	—	37,154	(2,138)	8/21/2017	1999
Five Below	Smyrna	TN	—	2,009	9,467	108	11,584	(658)	8/25/2017	2016
Mattress Firm	Oak Creek	WI	—	906	3,578	—	4,484	(276)	8/25/2017	2016
Cabela's	Rogers	AR	—	3,419	17,605	—	21,024	(1,148)	9/25/2017	2012
Cabela's	Thornton	CO	—	3,677	19,099	—	22,776	(1,216)	9/25/2017	2012
Cabela's	Grandville	MI	—	3,269	20,328	—	23,597	(1,312)	9/25/2017	2013
Cabela's	Lacey	WA	—	3,393	20,158	(29)	23,522	(1,365)	9/25/2017	2007
Cabela's	Oklahoma City	OK	—	3,383	11,590	—	14,973	(746)	9/25/2017	2015
Mister Car Wash	Florence	AL	—	198	1,376	3	1,577	(89)	10/17/2017	2008
Mister Car Wash	Muscle Shoals	AL	—	378	1,445	3	1,826	(100)	10/17/2017	2008
Mister Car Wash	Florence	AL	—	404	1,605	3	2,012	(129)	10/17/2017	2016
Duluth Trading Co	Avon	OH	—	1,088	3,671	—	4,759	(291)	10/20/2017	2017
Amesbury Truth	Statesville	NC	—	424	23,261	19	23,704	(1,393)	10/24/2017	2017
Petsmart	Sedalia	MO	—	273	3,645	—	3,918	(230)	11/1/2017	2017
Tractor Supply	York	NE	—	326	2,452	—	2,778	(165)	11/3/2017	2017
LA Fitness	Tampa	FL	—	1,084	6,500	—	7,584	(480)	11/13/2017	2016
Five Below	Montgomery	AL	—	1,480	9,117	314	10,911	(721)	11/17/2017	2017
Michaels	Lancaster	CA	—	7,744	33,872	—	41,616	(2,102)	11/20/2017	1998
Art Van Furniture	Avon	OH	—	925	10,031	—	10,956	(623)	11/22/2017	2016
Art Van Furniture	Hanover	PA	—	703	4,108	177	4,988	(253)	11/22/2017	1996
Art Van Furniture	Johnstown	PA	—	386	2,582	201	3,169	(180)	11/22/2017	1969
Art Van Furniture	Lancaster	PA	—	2,156	6,030	394	8,580	(387)	11/22/2017	1978
Art Van Furniture	Mentor	OH	—	1,090	9,582	—	10,672	(593)	11/22/2017	2009
Art Van Furniture	Middleburg Heights	OH	—	1,440	5,529	—	6,969	(336)	11/22/2017	1973
Art Van Furniture	North Canton	OH	—	545	8,636	—	9,181	(546)	11/22/2017	2007
Tractor Supply	Romney	WV	—	418	3,097	—	3,515	(194)	11/29/2017	2017

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Burlington	West Valley City	UT	—	2,331	5,821	—	8,152	(486)	11/30/2017	2017
Duluth Trading Co	Waukesha	WI	—	857	4,067	—	4,924	(241)	12/14/2017	2017
Bed Bath & Beyond	Windsor	VA	—	3,032	59,649	3	62,684	(3,109)	12/20/2017	2001
LA Fitness	Tinley Park	IL	—	1,722	8,976	—	10,698	(510)	12/22/2017	2006
Petco	Tucson	AZ	—	1,176	8,565	—	9,741	(624)	12/28/2017	2017
Petsmart	Lee's Summit	MO	—	781	3,381	—	4,162	(195)	1/5/2018	2017
At Home	Blaine	MN	—	3,023	9,220	—	12,243	(547)	2/8/2018	2001
At Home	Fort Worth	TX	—	2,641	10,723	—	13,364	(600)	2/8/2018	2015
At Home	Jackson	MS	—	2,661	7,245	—	9,906	(408)	2/8/2018	1995
At Home	Memphis	TN	—	4,790	4,048	—	8,838	(279)	2/8/2018	2005
Hobby Lobby	Auburn	ME	—	2,606	3,566	—	6,172	(188)	3/7/2018	2014
Burlington	Rogers	AR	—	1,460	6,379	—	7,839	(337)	3/7/2018	2015
Best Buy	Silverdale	WA	—	3,687	10,570	380	14,637	(732)	3/27/2018	1991
Codale	Orem	UT	—	637	5,171	7	5,815	(404)	3/30/2018	1995
Codale	Logan	UT	—	420	3,007	—	3,427	(173)	3/30/2018	2010
Codale	West Valley	UT	—	2,684	25,881	—	28,565	(1,302)	3/30/2018	2008
Duluth Trading Co	West Fargo	ND	—	1,099	3,208	—	4,307	(164)	4/27/2018	2018
Big Lots	Foley	AL	—	1,770	6,842	—	8,612	(319)	5/24/2018	2014
SiteOne	Homer Glen	IL	—	929	893	7	1,829	(83)	5/29/2018	1960
SiteOne	Park City	IL	—	932	744	11	1,687	(64)	5/29/2018	1988
SiteOne	Pingree Grove	IL	—	1,281	1,161	—	2,442	(90)	5/29/2018	2018
Marshalls	Phoenix	AZ	—	2,325	5,948	—	8,273	(329)	5/31/2018	1997
Floor & Decor	Riverdale	UT	—	2,920	5,734	129	8,783	(457)	6/28/2018	1992
At Home	Wixom	MI	—	3,329	11,339	—	14,668	(547)	7/3/2018	2017
At Home	Shreveport	LA	—	2,093	12,311	—	14,404	(557)	7/3/2018	2018
At Home	Clarksville	TN	—	1,649	7,625	—	9,274	(357)	7/3/2018	1992
Mad Max	Fond Du Lac	WI	—	303	1,212	—	1,515	(64)	7/17/2018	2007
Mad Max	Fond Du Lac	WI	—	1,484	2,511	—	3,995	(186)	7/17/2018	1974
Mad Max	Fond Du Lac	WI	—	133	272	—	405	(19)	7/17/2018	1952
Mad Max	Port Washington	WI	—	191	568	—	759	(34)	7/17/2018	1991
Mad Max	Port Washington	WI	—	533	733	—	1,266	(44)	7/17/2018	1996
Mad Max	West Bend	WI	—	463	710	—	1,173	(43)	7/17/2018	2012

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Mad Max	West Bend	WI	—	483	965	—	1,448	(52)	7/17/2018	2016
Mad Max	West Bend	WI	—	278	315	—	593	(23)	7/17/2018	1986
Mad Max	West Bend	WI	—	333	570	—	903	(33)	7/17/2018	1999
LA Fitness	Memphis	TN	—	1,466	7,348	—	8,814	(346)	7/26/2018	2014
Mister Car Wash	Grand Rapids	MI	—	554	902	—	1,456	(39)	8/15/2018	1976
Mister Car Wash	Jenison	MI	—	393	915	—	1,308	(36)	8/15/2018	1977
Regal Cinemas	Christiansburg	VA	—	1,610	9,897	—	11,507	(353)	8/24/2018	2007
Marshall's Convenience Stores	Cascade	WI	—	32	436	—	468	(23)	8/30/2018	1991
Marshall's Convenience Stores	Elkhart Lake	WI	—	283	955	—	1,238	(50)	8/30/2018	1985
Marshall's Convenience Stores	Glenbeulah	WI	—	45	605	—	650	(31)	8/30/2018	2008
Marshall's Convenience Stores	Kewaskum	WI	—	253	468	—	721	(27)	8/30/2018	1999
Marshall's Convenience Stores	Plymouth	WI	—	82	318	—	400	(17)	8/30/2018	1984
Marshall's Convenience Stores	Plymouth	WI	—	199	539	—	738	(33)	8/30/2018	2005
At Home	Rogers	AR	—	2,589	10,042	—	12,631	(373)	10/3/2018	2018
At Home	Gilbert	AZ	—	4,053	8,351	—	12,404	(312)	10/3/2018	2017
At Home	Richmond	TX	—	4,605	7,273	—	11,878	(276)	10/3/2018	2017
Insurance Auto Auctions	Hudson	FL	—	1,062	11,203	—	12,265	(819)	10/9/2018	2018
Floor & Decor	Oklahoma City	OK	—	3,069	6,666	—	9,735	(227)	10/25/2018	2018
Topgolf	Brooklyn Center	MN	—	8,173	24,628	—	32,801	(1,164)	11/2/2018	2018
Floor & Decor	Overland Park	KS	—	2,943	5,832	—	8,775	(202)	11/26/2018	1963
Duluth Trading Co	South Portland	ME	—	811	3,254	—	4,065	(106)	12/13/2018	2018
Mills Fleet Farm	Cedar Falls	IA	—	—	3,501	20,626	24,127	(148)	12/21/2018	2019
Graphic Packaging	Monroe	LA	—	637	91,313	5	91,955	(2,683)	12/28/2018	2018
Fresh Thyme Farmers Market	Omaha	NE	—	1,392	6,652	—	8,044	(182)	1/15/2019	2017
LA Fitness	Edina	MN	—	2,914	9,189	—	12,103	(242)	1/30/2019	1968
24 Hour Fitness	Indio	CA	—	2,171	10,333	—	12,504	(286)	2/5/2019	2007
La-Z-Boy	Chandler	AZ	—	2,932	4,710	—	7,642	(265)	2/13/2019	2005
La-Z-Boy	Tucson	AZ	—	1,144	4,311	—	5,455	(227)	2/13/2019	2002
La-Z-Boy	Goodyear	AZ	—	2,034	5,147	—	7,181	(291)	2/13/2019	2008
La-Z-Boy	Prescott Valley	AZ	—	1,048	2,244	—	3,292	(124)	2/13/2019	2016
Floor & Decor	Jacksonville	FL	—	4,080	11,337	—	15,417	(263)	3/27/2019	2018
Steinhafels	Menomonee Falls	WI	—	3,581	11,263	—	14,844	(199)	5/1/2019	2006
Steinhafels	Oak Creek	WI	—	3,707	6,776	—	10,483	(131)	5/1/2019	1986

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Steinhafels	Vernon Hills	IL	—	5,574	7,858	—	13,432	(143)	5/1/2019	2001
blue moose	Oshkosh	WI	—	192	432	—	624	(12)	5/16/2019	1956
blue moose	Oshkosh	WI	—	212	764	—	976	(21)	5/16/2019	1959
blue moose	Oshkosh	WI	—	108	500	—	608	(14)	5/16/2019	1997
blue moose	Oshkosh	WI	—	263	1,191	—	1,454	(31)	5/16/2019	2007
blue moose	Rothschild	WI	—	162	751	—	913	(20)	5/16/2019	1990
Duluth Trading Co	Spokane Valley	WA	—	1,203	3,769	—	4,972	(75)	5/17/2019	2019
Take 5 Oil Change	Abilene	TX	—	53	630	—	683	(10)	6/18/2019	1996
Take 5 Oil Change	Aledo	TX	—	253	1,054	—	1,307	(18)	6/18/2019	2005
Take 5 Oil Change	Arlington	TX	—	227	439	—	666	(7)	6/18/2019	1998
Take 5 Oil Change	Arlington	TX	—	144	629	—	773	(10)	6/18/2019	1996
Take 5 Oil Change	Big Spring	TX	—	191	823	—	1,014	(13)	6/18/2019	1990
Take 5 Oil Change	Canyon	TX	—	73	648	—	721	(11)	6/18/2019	1985
Take 5 Oil Change	Fort Worth	TX	—	208	559	—	767	(9)	6/18/2019	2006
Take 5 Oil Change	Hudson Oaks	TX	—	231	828	—	1,059	(14)	6/18/2019	2009
Take 5 Oil Change	Midland	TX	—	291	1,495	—	1,786	(24)	6/18/2019	2004
Take 5 Oil Change	Midland	TX	—	198	1,253	—	1,451	(20)	6/18/2019	1990
Take 5 Oil Change	Odessa	TX	—	150	1,003	—	1,153	(16)	6/18/2019	1990
Take 5 Oil Change	Odessa	TX	—	188	1,521	—	1,709	(23)	6/18/2019	2006
Horizon Hobby	Champaign	IL	—	316	16,835	—	17,151	(234)	6/20/2019	1980
Fresh Thyme Farmers Market	Green Park	MO	—	2,576	6,629	—	9,205	(105)	6/25/2019	2017
Fresh Thyme Farmers Market	St. Peters	MO	—	1,362	6,960	—	8,322	(110)	6/25/2019	2018
Art Van Furniture	Holland	MI	—	1,281	6,648	—	7,929	(110)	6/26/2019	1993
Duluth Trading Co	Rogers	AR	—	967	3,997	—	4,964	(59)	7/2/2019	2019
Fresh Thyme Farmers Market	Evansville	IN	—	713	6,543	—	7,256	(105)	7/17/2019	2018
Fresh Thyme Farmers Market	Muncie	IN	—	1,095	6,832	—	7,927	(114)	7/17/2019	2018
La-Z-Boy	Loveland	OH	—	921	2,041	—	2,962	(23)	8/12/2019	1996
La-Z-Boy	Cincinnati	OH	—	808	2,996	—	3,804	(38)	8/12/2019	2018
Radians	Memphis	TN	—	944	18,125	—	19,069	(184)	9/11/2019	2000
AMC Theaters	Vancouver	WA	—	1,842	6,188	—	8,030	(56)	9/23/2019	2005
Spare Time	Colchester	VT	—	1,929	5,996	—	7,925	(22)	11/13/2019	1979
Spare Time	Greenville	SC	—	1,844	11,054	—	12,898	(44)	11/13/2019	2017
Bread & Butter Shop	Marshfield	WI	—	111	338	—	449	(2)	11/14/2019	1982

				Initial Costs (1)		Costs Capitalized Subsequent to Acquisition (2)	Gross Amount Carried at December 31, 2019 (3) (4)	Accumulated Depreciation
Property	City	State	Encumbrances at December 31, 2019	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Bread & Butter Shop	Marshfield	WI	—	158	1,206	—	1,364	(5)	11/14/2019	1987
Bread & Butter Shop	Marshfield	WI	—	239	933	—	1,172	(4)	11/14/2019	1995
Bread & Butter Shop	Marshfield	WI	—	474	1,673	—	2,147	(7)	11/14/2019	2009
Bread & Butter Shop	Stratford	WI	—	66	366	—	432	(2)	11/14/2019	1985
Bread & Butter Shop	Wisconsin Rapids	WI	—	309	986	—	1,295	(5)	11/14/2019	1988
Bread & Butter Shop	Wisconsin Rapids	WI	—	287	569	—	856	(3)	11/14/2019	1998
Bread & Butter Shop	Nekoosa	WI	—	302	936	—	1,238	(4)	11/14/2019	1998
La-Z-Boy	Kennesaw	GA	—	1,942	4,539	—	6,481	(17)	11/22/2019	1995
La-Z-Boy	McDonough	GA	—	1,215	3,219	—	4,434	(14)	11/22/2019	2018
La-Z-Boy	Fleming Island	FL	—	876	4,244	—	5,120	(15)	11/22/2019	2007
Fas Mart	Lottsburg	VA	—	341	906	—	1,247	(5)	11/25/2019	1986
Fas Mart	Cobbs Creek	VA	—	927	1,470	—	2,397	(8)	11/25/2019	1991
Fas Mart	Colonial Beach	VA	—	262	1,151	—	1,413	(4)	11/25/2019	1990
E-Z Mart	Fayetteville	AR	—	126	1,051	—	1,177	(5)	11/25/2019	1990
E-Z Mart	Texarkana	TX	—	70	371	—	441	(2)	11/25/2019	1996
E-Z Mart	Mt Pleasant	TX	—	484	1,329	—	1,813	(8)	11/25/2019	1997
E-Z Mart	New Boston	TX	—	724	1,791	—	2,515	(10)	11/25/2019	1994
Fas Mart	Kilmarnock	VA	—	519	1,349	—	1,868	(8)	11/25/2019	1980
Best Buy	Newport News	VA	—	7,678	9,619	—	17,297	(11)	12/18/2019	1994
Topgolf	Schaumburg	IL	—	14,103	28,296	—	42,399	(49)	12/30/2019	2019
Aaron's	Sheridan	AR	—	116	852	—	968	(1)	12/31/2019	1998
Aaron's	Aiken	SC	—	512	812	—	1,324	(1)	12/31/2019	1995
Aaron's	Niles	OH	—	114	1,509	—	1,623	(2)	12/31/2019	1972
			$1,529,057	$2,786,282	$10,186,554	$(33,607)	$12,939,229	$(2,727,099)
_______________________________________________

(1)	Initial costs exclude subsequent impairment charges.

(2)	Consists of capital expenditures and real estate development costs, net of condemnations, easements and impairment charges.

(3)	Gross intangible lease assets of $1.9 billion and the associated accumulated amortization of $867.2 million are not reflected in the table above.

(4)	The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2018 was $13.0 billion.

(5)	Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, five to 15 years for building fixtures and improvements.

The following is a reconciliation of the gross real estate activity for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$13,592,440	$13,577,700	$13,539,921
Additions:
Acquisitions	351,135	437,227	634,080
Improvements	56,446	31,898	28,503
Deductions/Other:
Dispositions	(947,403)	(368,808)	(505,403)
Impairments	(81,078)	(84,278)	(82,292)
Reclassified to assets held for sale	(33,724)	(2,997)	(52,376)
Other	1,413	1,698	15,267
Balance, end of year	$12,939,229	$13,592,440	$13,577,700

The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$2,622,879	$2,217,108	$1,766,006
Additions:
Depreciation expense	352,531	497,511	548,901
Deductions/Other:
Dispositions	(201,319)	(57,346)	(34,086)
Impairments	(34,847)	(32,147)	(50,828)
Reclassified to assets held for sale	(7,602)	(400)	(12,885)
Other	(4,543)	(1,847)	—
Balance, end of year	$2,727,099	$2,622,879	$2,217,108

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2019 (in thousands)

Schedule IV – Mortgage Loans on Real Estate
During the year ended December 31, 2018, the Company decided to sell its mortgage notes receivable and classified them as held for sale. During the year ended December 31, 2019, the Company sold all outstanding mortgage notes receivable.

	Year Ended December 31,
	2019	2018	2017
Beginning Balance	$10,164	$20,294	$22,764
Deductions during the year:
Early payoff of loan investment	—	—	(1,502)
Sale of loan investments	(9,946)	(8,256)	—
Principal payments received on loan investments	(106)	(897)	(904)
Amortization of unearned discounts and premiums	(19)	15	(64)
Valuation allowance	(93)	(992)	—
Ending Balance	$—	$10,164	$20,294