Form 10-Q
period 2020-03-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2020-05-20
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file numbers: 001-35263 and 333-197780

VEREIT, Inc.
VEREIT Operating Partnership, L.P.
(Exact name of registrant as specified in its charter)

Maryland	(VEREIT, Inc.)		45-2482685
Delaware	(VEREIT Operating Partnership, L.P.)		45-1255683
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2325 E. Camelback Road, 9th Floor	Phoenix	AZ	85016
(Address of principal executive offices)			(Zip Code)

(800)	606-3610
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:
Title of each class:		Trading Symbol(s):	Name of each exchange on which registered:
Common Stock	$0.01 par value per share (VEREIT, Inc.)	VER	New York Stock Exchange
6.70% Series F Cumulative Redeemable Preferred Stock	$0.01 par value per share (VEREIT, Inc.)	VER PRF	New York Stock Exchange
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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 1,077,848,554 shares of common stock of VEREIT, Inc. outstanding as of May 14, 2020.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity or debt issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate disclosures in Item 4. Controls and Procedures and Exhibit 31 and Exhibit 32 certifications. As sole general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended March 31, 2020

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,715,625	$2,738,679
Buildings, fixtures and improvements	10,135,933	10,200,550
Intangible lease assets	1,899,900	1,904,641
Total real estate investments, at cost	14,751,458	14,843,870
Less: accumulated depreciation and amortization	3,659,980	3,594,247
Total real estate investments, net	11,091,478	11,249,623
Operating lease right-of-use assets	211,187	215,227
Investment in unconsolidated entities	78,718	68,825
Cash and cash equivalents	600,945	12,921
Restricted cash	18,720	20,959
Rent and tenant receivables and other assets, net	345,103	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	88,513	26,957
Total assets	$13,772,437	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,405,701	$1,528,134
Corporate bonds, net	2,814,474	2,813,739
Convertible debt, net	319,120	318,183
Credit facility, net	1,767,306	1,045,669
Below-market lease liabilities, net	134,410	143,583
Accounts payable and accrued expenses	125,358	126,320
Derivative, deferred rent and other liabilities	146,893	90,349
Distributions payable	150,493	150,364
Operating lease liabilities	217,567	221,061
Total liabilities	7,081,322	6,437,402
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 30,871,246 issued and outstanding as of each of March 31, 2020 and December 31, 2019, respectively	309	309
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 1,077,781,479 and 1,076,845,984 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10,778	10,768
Additional paid-in capital	13,252,447	13,251,962
Accumulated other comprehensive loss	(104,217)	(27,670)
Accumulated deficit	(6,475,568)	(6,399,626)
Total stockholders’ equity	6,683,749	6,835,743
Non-controlling interests	7,366	7,535
Total equity	6,691,115	6,843,278
Total liabilities and equity	$13,772,437	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental	$298,586	$316,843
Fees from managed partnerships	596	37
Total revenues	299,182	316,880
Operating expenses:
Acquisition-related	1,523	985
Litigation and non-routine costs, net	(8,564)	(21,492)
Property operating	30,490	32,378
General and administrative	15,056	14,846
Depreciation and amortization	124,080	136,555
Impairments	8,380	11,988
Restructuring	—	9,076
Total operating expenses	170,965	184,336
Other (expenses) income:
Interest expense	(64,696)	(71,254)
Loss on extinguishment and forgiveness of debt, net	(1,280)	—
Other income (loss), net	175	(439)
Equity in income of unconsolidated entities	246	500
Gain on disposition of real estate and real estate assets held for sale, net	25,249	10,831
Total other expenses, net	(40,306)	(60,362)
Income before taxes	87,911	72,182
Provision for income taxes	(1,048)	(1,211)
Net income	86,863	70,971
Net income attributable to non-controlling interests (1)	(55)	(1,667)
Net income attributable to the General Partner	$86,808	$69,304

Basic and diluted net income per share attributable to common stockholders	$0.07	$0.05
_______________________________________________

(1)	Represents net income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$86,863	$70,971
Total other comprehensive loss
Unrealized loss on interest rate derivatives	(78,550)	(11,286)
Reclassification of previous unrealized loss on interest rate derivatives into net income	1,948	97
Total other comprehensive loss	(76,602)	(11,189)

Total comprehensive income	10,261	59,782
Comprehensive income attributable to non-controlling interests(1)	—	(1,400)
Total comprehensive income attributable to the General Partner	$10,261	$58,382
_______________________________________________

(1)	Represents comprehensive income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2020	30,871,246	$309	1,076,845,984	$10,768	$13,251,962	$(27,670)	$(6,399,626)	$6,835,743	$7,535	$6,843,278
Conversion of OP Units to Common Stock	—	—	4,549	1	44	—	—	45	(45)	—
Redemption of Series F Preferred Stock	—	—	—	—	(27)	—	—	(27)	—	(27)
Repurchases of Common Stock to settle tax obligation	—	—	(241,092)	(2)	(2,376)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	1,172,038	11	2,844	—	—	2,855	—	2,855
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(148,194)	(148,194)	—	(148,194)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(105)	(105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,628)	(1,628)	—	(1,628)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(19)	(12,947)
Net income	—	—	—	—	—	—	86,808	86,808	55	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(76,547)	(55)	(76,602)
Balance, March 31, 2020	30,871,246	$309	1,077,781,479	$10,778	$13,252,447	$(104,217)	$(6,475,568)	$6,683,749	$7,366	$6,691,115

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	3,309,808	33	27,511	—	—	27,544	—	27,544
Conversion of OP Units to Common Stock	—	—	—	—	(26)	—	—	(26)	26	—
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	1	—	—	922	—	—	923	(923)	—
Repurchases of Common Stock to settle tax obligation	—	—	(199,083)	(2)	(1,593)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	950,487	10	2,862	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,480)	(133,480)	—	(133,480)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,222)	(1,222)	—	(1,222)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,940)	(17,940)	(33)	(17,973)
Net income	—	—	—	—	—	—	69,304	69,304	1,667	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(10,922)	(267)	(11,189)
Balance, March 31, 2019	42,871,246	$429	971,576,377	$9,716	$12,645,148	$(12,202)	$(5,550,574)	$7,092,517	$140,357	$7,232,874

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$86,863	$70,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,980	139,394
Gain on real estate assets, net	(25,508)	(10,831)
Impairments	8,380	11,988
Equity-based compensation	2,855	2,872
Equity in income of unconsolidated entities	(246)	(500)
Distributions from unconsolidated entities	259	—
Loss on investments	541	470
Loss on derivative instruments	—	34
Non-cash restructuring expense	—	4,018
Loss on extinguishment and forgiveness of debt, net	1,280	—
Changes in assets and liabilities:
Investment in direct financing leases	364	409
Rent and tenant receivables, operating lease right-of-use and other assets, net	(4,462)	(7,160)
Accounts payable and accrued expenses	(2,749)	(2,415)
Deferred rent, operating lease and other liabilities	(22,546)	(15,216)
Net cash provided by operating activities	172,011	194,034
Cash flows from investing activities:
Investments in real estate assets	(147,121)	(81,065)
Capital expenditures and leasing costs	(9,502)	(7,498)
Real estate developments	(3,231)	(3,232)
Principal repayments received on mortgage notes receivable	—	62
Investments in unconsolidated entities	(2,669)	—
Return of investment from unconsolidated entities	257	—
Proceeds from disposition of real estate	140,428	60,496
Investment in leasehold improvements and other assets	(87)	(177)
Deposits for real estate assets	(895)	(900)
Proceeds from sale of investments and other assets	—	8,199
Uses and refunds of deposits for real estate assets	3,130	1,240
Proceeds from the settlement of property-related insurance claims	38	32
Net cash used in investing activities	(19,652)	(22,843)
Cash flows from financing activities:
Proceeds from mortgage notes payable	913	—
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(123,574)	(2,426)
Proceeds from credit facility	831,313	899,000
Payments on credit facility	(110,000)	(207,000)
Redemptions of corporate bonds, including extinguishment costs	(26)	(750,000)
Extinguishment costs related to the repurchases of convertible notes	(13)	—
Payments of deferred financing costs	(35)	(172)
Repurchases of Common Stock to settle tax obligations	(2,378)	(1,595)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	—	20,894
Series F Preferred Stock redemption expenses	(27)	—
Contributions from non-controlling interest holders	—	64
Distributions paid	(162,747)	(152,314)
Net cash provided by (used in) financing activities	433,426	(193,549)
Net change in cash and cash equivalents and restricted cash	$585,785	$(22,358)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663

Cash and cash equivalents and restricted cash, end of period	$619,665	$31,305

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758
Restricted cash at beginning of period	20,959	22,905
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663

Cash and cash equivalents at end of period	600,945	12,788
Restricted cash at end of period	18,720	18,517
Cash and cash equivalents and restricted cash at end of period	$619,665	$31,305

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,715,625	$2,738,679
Buildings, fixtures and improvements	10,135,933	10,200,550
Intangible lease assets	1,899,900	1,904,641
Total real estate investments, at cost	14,751,458	14,843,870
Less: accumulated depreciation and amortization	3,659,980	3,594,247
Total real estate investments, net	11,091,478	11,249,623
Operating lease right-of-use assets	211,187	215,227
Investment in unconsolidated entities	78,718	68,825
Cash and cash equivalents	600,945	12,921
Restricted cash	18,720	20,959
Rent and tenant receivables and other assets, net	345,103	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	88,513	26,957
Total assets	$13,772,437	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,405,701	$1,528,134
Corporate bonds, net	2,814,474	2,813,739
Convertible debt, net	319,120	318,183
Credit facility, net	1,767,306	1,045,669
Below-market lease liabilities, net	134,410	143,583
Accounts payable and accrued expenses	125,358	126,320
Derivative, deferred rent and other liabilities	146,893	90,349
Distributions payable	150,493	150,364
Operating lease liabilities	217,567	221,061
Total liabilities	7,081,322	6,437,402
Commitments and contingencies (Note 10)
General Partner's preferred equity, 30,871,246 General Partner Series F Preferred Units issued and outstanding as of each of March 31, 2020 and December 31, 2019, respectively	447,549	460,504
General Partner's common equity, 1,077,781,479 and 1,076,845,984 General Partner OP Units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6,236,200	6,375,239
Limited Partner's preferred equity, 49,766 Limited Partner Series F Preferred Units issued and outstanding as of each of March 31, 2020 and December 31, 2019, respectively	1,850	1,869
Limited Partner's common equity, 782,170 and 786,719 Limited Partner OP Units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	4,290	4,433
Total partners’ equity	6,689,889	6,842,045
Non-controlling interests	1,226	1,233
Total equity	6,691,115	6,843,278
Total liabilities and equity	$13,772,437	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental	$298,586	$316,843
Fees from managed partnerships	596	37
Total revenues	299,182	316,880
Operating expenses:
Acquisition-related	1,523	985
Litigation and non-routine costs, net	(8,564)	(21,492)
Property operating	30,490	32,378
General and administrative	15,056	14,846
Depreciation and amortization	124,080	136,555
Impairments	8,380	11,988
Restructuring	—	9,076
Total operating expenses	170,965	184,336
Other (expenses) income:
Interest expense	(64,696)	(71,254)
Loss on extinguishment and forgiveness of debt, net	(1,280)	—
Other income (loss), net	175	(439)
Equity in income of unconsolidated entities	246	500
Gain on disposition of real estate and real estate assets held for sale, net	25,249	10,831
Total other expenses, net	(40,306)	(60,362)
Income before taxes	87,911	72,182
Provision for income taxes	(1,048)	(1,211)
Net income	86,863	70,971
Net loss attributable to non-controlling interests (1)	7	28
Net income attributable to the OP	$86,870	$70,999

Basic and diluted net income per unit attributable to common unitholders	$0.07	$0.05

_______________________________________________

(1)	Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$86,863	$70,971
Total other comprehensive loss
Unrealized loss on interest rate derivatives	(78,550)	(11,286)
Reclassification of previous unrealized loss on interest rate derivatives into net income	1,948	97
Total other comprehensive loss	(76,602)	(11,189)

Total comprehensive income	10,261	59,782
Comprehensive loss attributable to non-controlling interests(1)	7	28
Total comprehensive income attributable to the OP	$10,268	$59,810
_______________________________________________

(1)	Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2020	30,871,246	$460,504	49,766	$1,869	1,076,845,984	$6,375,239	786,719	$4,433	$6,842,045	$1,233	$6,843,278
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	4,549	45	(4,549)	(45)	—	—	—
Redemption of Series F Preferred Stock	—	(27)	—	—	—	—	—	—	(27)	—	(27)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(241,092)	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	—	—	1,172,038	2,855	—	—	2,855	—	2,855
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(148,194)	—	(105)	(148,299)	—	(148,299)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,628)	—	—	(1,628)	—	(1,628)
Distributions to Series F Preferred Units	—	(12,928)	—	(19)	—	—	—	—	(12,947)	—	(12,947)
Net income (loss)	—	—	—	—	—	86,808	—	62	86,870	(7)	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(55)	(76,602)	—	(76,602)
Balance, March 31, 2020	30,871,246	$447,549	49,766	$1,850	1,077,781,479	$6,236,200	782,170	$4,290	$6,689,889	$1,226	$6,691,115

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2019	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	3,309,808	27,544	—	—	27,544	—	27,544
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	—	(26)	—	26	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—	—	—	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(199,083)	(1,595)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	—	—	950,487	2,872	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	64	64
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,480)	—	(3,262)	(136,742)	—	(136,742)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Distributions to Series F Preferred Units	—	(17,940)	—	(33)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	69,304	—	1,695	70,999	(28)	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(267)	(11,189)	—	(11,189)
Balance, March 31, 2019	42,871,246	$693,308	49,766	$1,927	971,576,377	$6,399,209	23,715,908	$137,123	$7,231,567	$1,307	$7,232,874

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$86,863	$70,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,980	139,394
Gain on real estate assets, net	(25,508)	(10,831)
Impairments	8,380	11,988
Equity based compensation	2,855	2,872
Equity in income of unconsolidated entities	(246)	(500)
Distributions from unconsolidated entities	259	—
Loss on investments	541	470
Loss on derivative instruments	—	34
Non-cash restructuring expense	—	4,018
Loss on extinguishment and forgiveness of debt, net	1,280	—
Changes in assets and liabilities:
Investment in direct financing leases	364	409
Rent and tenant receivables, operating lease right-of-use and other assets, net	(4,462)	(7,160)
Accounts payable and accrued expenses	(2,749)	(2,415)
Deferred rent, operating lease and other liabilities	(22,546)	(15,216)
Net cash provided by operating activities	172,011	194,034
Cash flows from investing activities:
Investments in real estate assets	(147,121)	(81,065)
Capital expenditures and leasing costs	(9,502)	(7,498)
Real estate developments	(3,231)	(3,232)
Principal repayments received on mortgage notes receivable	—	62
Investments in unconsolidated entities	(2,669)	—
Return of investment from unconsolidated entities	257	—
Proceeds from disposition of real estate	140,428	60,496
Investment in leasehold improvements and other assets	(87)	(177)
Deposits for real estate assets	(895)	(900)
Proceeds from sale of investments and other assets	—	8,199
Uses and refunds of deposits for real estate assets	3,130	1,240
Proceeds from the settlement of property-related insurance claims	38	32
Net cash used in investing activities	(19,652)	(22,843)
Cash flows from financing activities:
Proceeds from mortgage notes payable	913	—
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(123,574)	(2,426)
Proceeds from credit facility	831,313	899,000
Payments on credit facility	(110,000)	(207,000)
Redemptions of corporate bonds, including extinguishment costs	(26)	(750,000)
Extinguishment costs related to the repurchases of convertible notes	(13)	—
Payments of deferred financing costs	(35)	(172)
Repurchases of Common Stock to settle tax obligations	(2,378)	(1,595)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	—	20,894
Series F Preferred Stock redemption expenses	(27)	—
Contributions from non-controlling interest holders	—	64
Distributions paid	(162,747)	(152,314)
Net cash provided by (used in) financing activities	433,426	(193,549)
Net change in cash and cash equivalents and restricted cash	$585,785	$(22,358)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663

Cash and cash equivalents and restricted cash, end of period	$619,665	$31,305

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758
Restricted cash at beginning of period	20,959	22,905
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663

Cash and cash equivalents at end of period	600,945	12,788
Restricted cash at end of period	18,720	18,517
Cash and cash equivalents and restricted cash at end of period	$619,665	$31,305

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited)

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of March 31, 2020. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 26, 2020. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The novel coronavirus (“COVID-19”) pandemic has negatively affected the Company’s business, financial condition, results of operations and liquidity, has had repercussions across local, national and global economies and has resulted in stock market volatility. As of March 31, 2020, the impact of COVID-19 on the Company’s business had not been significant, but the Company is closely monitoring the pandemic and its effects and continues to review receivables related to rent, straight-line rent and property operating expense reimbursements for collectability and changes in circumstances that could indicate the carrying value of its real estate assets or goodwill may not be recoverable.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income and statements of changes in equity. In addition, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each annual reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of each of March 31, 2020 and December 31, 2019, there were approximately 0.8 million Limited Partner OP Units issued and outstanding, and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
For legal entities being evaluated for consolidation, the Company must first determine whether the interests that it holds and fees it receives qualify as variable interests in the entity. A variable interest is an investment or other interest that will absorb portions of an entity’s expected losses or receive portions of the entity’s expected residual returns. The Company’s evaluation includes consideration of fees paid to the Company where the Company acts as a decision maker or service provider to the entity being evaluated. If the Company determines that it holds a variable interest in an entity, it evaluates whether that entity is a variable interest entity (“VIE”). VIEs are entities where investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support or where equity investors, as a group, lack one of the following characteristics: (a) the power to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity, or (c) the right to receive the expected returns of the entity. The Company consolidates entities that are not VIEs if it has a majority voting interest or other rights that result in effectively controlling the entity.
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
Reclassification
The fees from managed partnerships earned from the Company’s unconsolidated joint venture entities, previously included in other income (loss), net have been presented in its own line item for prior periods presented to be consistent with the current year presentation.
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental income and does not record an allowance for uncollectible accounts.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases.
Fees from Managed Partnerships
The Company provides various services to our unconsolidated joint venture entities in exchange for fees. Total asset and property management and acquisition fees earned in connection with these entities was $0.6 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
Litigation and non-routine costs, net
The Company has incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company’s insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and non-routine costs, net include the following costs and recoveries (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Litigation and non-routine costs, net:
Audit Committee Investigation and related matters (1) (2)	$(6,093)	$14,691
Legal fees and expenses	—	2
Litigation settlements	—	12,235
Total costs	(6,093)	26,928
Insurance recoveries	(2,471)	(48,420)
Total	$(8,564)	$(21,492)
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

(2)	The negative balance for the three months ended March 31, 2020 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.
Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of March 31, 2020, the General Partner had cumulatively awarded under its Equity Plan approximately 17.9 million shares of Common Stock, which was comprised of 4.0 million restricted share awards (“Restricted Shares”), net of the forfeiture of 3.7 million Restricted Shares through that date, 7.9 million restricted stock units (“Restricted Stock Units”), net of the forfeiture/cancellation of 2.0 million Restricted Stock Units through that date, 0.7 million deferred stock units (“Deferred Stock Units”), and 5.3 million stock options (“Stock Options”), net of forfeiture/cancellation of 0.3 million Stock Options through that date. Accordingly, as of such date, approximately 95.3 million additional shares were available for future issuance, excluding the effect of the 5.3 million Stock Options. At March 31, 2020, a total of 45,000 shares were awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The following is a summary of equity-based compensation expense for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Restricted Shares	$—	$77
Time-Based Restricted Stock Units (1)	1,386	1,249
Long-Term Incentive-Based Restricted Stock Units	1,098	1,229
Deferred Stock Units	72	72
Stock Options	299	245
Total	$2,855	$2,872
___________________________________

(1)	Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of March 31, 2020, total unrecognized compensation expense related to these awards was approximately $24.9 million, with an aggregate weighted-average remaining term of 2.6 years.
Restructuring
During the three months ended March 31, 2020, there were no restructuring expenses recorded. During the three months ended March 31, 2019, the Company’s obligation to provide certain transition services for CCA Acquisition, LLC (the “Cole Purchaser”) terminated in accordance with the terms of a services agreement (the “Services Agreement”) with the Cole Purchaser and the Company recorded $9.1 million of restructuring expenses related to the reorganization of its business.
Recent Accounting Pronouncements
Financial Instruments - Credit Losses
The Company adopted ASU 2016-13, Financial Instruments – Credit Losses and subsequent amendments (collectively Topic 326), effective January 1, 2020. Topic 326 is intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income and requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in Topic 326 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current U.S. GAAP.
The Company determined the following to be within the scope of Topic 326: (i) investments in direct financing leases, related to 19 leases as of March 31, 2020, of which the majority expire in 2022 and 2023, for credit worthy tenants, with no history of losses and (ii) other immaterial miscellaneous short term receivables. Due to the short term nature and collection history of the direct financing leases and management fee receivables and the creditworthiness of the direct financing lease tenants, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Reference Rate Reform
During the first quarter of 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-Bank Offer Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
The FASB issued a question-and-answer document, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, which, for concessions related to the effects of COVID-19, allows an entity to elect to not analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and to elect to apply or not apply the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), to those contracts. For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, the Company can evaluate whether to (i) account for these concessions as if there were no changes made to the lease agreement and accordingly, increase the lease receivable and continue to recognize income or, (ii) account for the rent deferrals as variable lease payments. Concessions that substantively increase the consideration in the original contract are accounted for as a lease modification under ASC 842, which will require the Company to reevaluate the lease classification and remeasure and reallocate the consideration over the remaining lease term. The Company is currently evaluating the impact of this guidance and which elections, if any, it will make for the quarter-ending June 30, 2020.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2020, the Company acquired controlling financial interests in 25 commercial properties for an aggregate purchase price of $147.1 million (the “2020 Acquisitions”), which includes one land parcel for build-to-suit development, further discussed below and $0.9 million of external acquisition-related expenses that were capitalized.
During the three months ended March 31, 2019, the Company acquired a controlling interest in eight commercial properties for an aggregate purchase price of $81.1 million (the “2019 Acquisitions”), which includes $0.3 million of external acquisition-related expenses that were capitalized.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Real estate investments, at cost:
Land	$19,953	$17,716
Buildings, fixtures and improvements	95,728	53,923
Total tangible assets	115,681	71,639
Acquired intangible assets:
In-place leases and other intangibles (1)	15,739	9,445
Above-market leases (2)	15,701	—
Total purchase price of assets acquired	$147,121	$81,084

____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 18.1 years and 12.5 years for 2020 Acquisitions and 2019 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 20.1 years for 2020 Acquisitions.
As of March 31, 2020, the Company invested $19.3 million, including $0.3 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $25.5 million, and the project is expected to be completed within the next 12 months.
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2020, the Company disposed of 30 properties, including the sale of two consolidated properties to a newly-formed joint venture in which the Company owns a 20% equity interest (the “Office Partnership”), for an aggregate gross sales price of $152.2 million, of which our share was $150.5 million after the profit participation payments related to the disposition of two Red Lobster properties. The dispositions resulted in proceeds of $140.4 million after closing costs, including proceeds from the contribution of properties to the Office Partnership. The Company recorded a gain of $25.2 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

During the three months ended March 31, 2019, the Company disposed of 22 properties, for an aggregate gross sales price of $66.0 million, of which our share was $62.1 million after the profit participation payment related to the disposition of six Red Lobster properties. The dispositions resulted in proceeds of $60.5 million after closing costs. The Company recorded a gain of $10.8 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of March 31, 2020 and December 31, 2019, there were five properties classified as held for sale. As of March 31, 2020, the five properties classified as held for sale had a carrying value of $88.5 million, included in real estate assets held for sale, net, primarily comprised of land of $26.2 million and building, fixtures and improvements, net of $62.2 million, in the accompanying consolidated balance sheets, and are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the three months ended March 31, 2020, the Company did not record any losses related to held for sale properties. During the three months ended March 31, 2019 the Company recorded a loss of less than $0.1 million related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	March 31, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $765,649 and $748,689, respectively	16.0	$818,815	$854,196
Leasing commissions, net of accumulated amortization of $6,093 and $6,027, respectively	7.8	17,524	17,808
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $116,628 and $112,438, respectively	16.7	175,191	165,483
Total intangible lease assets, net		$1,011,530	$1,037,487

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $101,968 and $99,315, respectively	18.3	$134,410	$143,583

The aggregate amount of amortization of above‑ and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $0.7 million for each of the three months ended March 31, 2020 and 2019. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $43.0 million and $33.8 million for the three months ended March 31, 2020 and 2019, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2020 (amounts in thousands):

	Remainder of 2020	2021	2022	2023	2024
In-place leases and other intangibles:
Total projected to be included in amortization expense	$86,460	$107,728	$94,017	$83,827	$73,528
Leasing commissions:
Total projected to be included in amortization expense	1,896	2,341	2,239	1,964	1,747
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	14,943	19,519	18,708	17,764	16,393
Below-market lease liabilities:
Total projected to be included in rental revenue	12,481	14,950	13,258	12,535	10,688

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the consolidated joint venture had total assets of $33.7 million and $32.5 million, respectively, of which $30.2 million and $29.6 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $15.2 million and $14.3 million as of March 31, 2020 and December 31, 2019, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company is generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Ventures
The following is a summary of the Company’s investments in unconsolidated joint ventures as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

			Carrying Amount of Investment		Equity in Income
					Three Months Ended
Investment	Ownership % (1)	Number of Properties	March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2019
Faison JV Bethlehem GA (2)	90%	1	$40,178	$40,416	$(7)	$500
Industrial Partnership	20%	6	28,365	28,409	180	—
Office Partnership (3)	20%	3	10,175	—	73	—
____________________________________

(1)
The Company’s ownership interest reflects its legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed properties because of various provisions in certain joint venture agreements regarding capital contributions, distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.

(2)
The total carrying amount of the investments was greater than the underlying equity in net assets by $4.6 million and $4.7 million as of March 31, 2020 and December 31, 2019, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment assets acquired in connection with mergers. The step up in fair value was allocated to the individual investment assets and is being amortized in accordance with the Company’s depreciation policy.

(3)	During the three months ended March 31, 2020, the Office Partnership acquired one property from a third party for a purchase price of $33.1 million.
The unconsolidated joint ventures had total aggregate debt outstanding of $341.8 million as of March 31, 2020, which is non-recourse to the Company, as discussed in Note 6 – Debt. There was $269.3 million of debt outstanding related to the unconsolidated joint ventures as of December 31, 2019.
The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreements, which include provisions for when additional contributions may be required to fund certain cash shortfalls, including the Company’s share of expansion project capital expenditures.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Note 4 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Straight-line rent receivable	$262,799	$266,195
Accounts receivable	39,562	41,556
Deferred costs, net (1)	6,516	7,208
Investment in direct financing leases, net	8,951	9,341
Investment in Cole REITs (2)	7,009	7,552
Prepaid expenses	8,477	3,453
Leasehold improvements, property and equipment, net (3)	4,480	4,809
Other assets, net	7,309	8,281
Total	$345,103	$348,395
___________________________________

(1)
Amortization expense for deferred costs related to the revolving credit facilities totaled $0.7 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $50.5 million and $49.8 million as of March 31, 2020 and December 31, 2019, respectively.

(2)
The Company has interests in CCIT II, CCIT III and CCPT V (collectively, the “Cole REITs”) and carries these investments at fair value. During the three months ended March 31, 2020, the Company recognized a loss of $0.5 million related to the change in fair value, which is included in other income (loss), net in the accompanying consolidated statements of operations.

(3)
Amortization expense for leasehold improvements totaled $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, with no related write-offs. Accumulated amortization was $3.0 million and $2.8 million as of March 31, 2020 and December 31, 2019, respectively. Depreciation expense for property and equipment totaled $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, inclusive of write-offs of less than $0.1 million for three months ended March 31, 2019. Accumulated depreciation was $5.7 million and $5.4 million as of March 31, 2020 and December 31, 2019, respectively.

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2020
Assets:
Investment in Cole REITs	$—	$—	$7,009	$7,009
Liabilities:
Derivative liabilities	$—	$(104,530)	$—	$(104,530)

	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Assets:
Derivative assets	$—	$250	$—	$250
Investment in Cole REITs	—	—	7,552	7,552
Total assets	$—	$250	$7,552	$7,802
Liabilities:
Derivative liabilities	$—	$(28,081)	$—	$(28,081)

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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Cole REITs – The fair values of CCIT II, CCIT III and CCPT V were estimated using the net asset value per share, as most recently disclosed by each applicable REIT. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2020 and 2019 (in thousands):

Investment in Cole REITs
Beginning balance, January 1, 2020	$7,552
Unrealized loss included in other income, net	(543)
Ending Balance, March 31, 2020	$7,009

Beginning balance, January 1, 2019	$7,844
Unrealized loss included in other income, net	(292)
Ending Balance, March 31, 2019	$7,552
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Real Estate Investments – The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 16 properties were deemed to be impaired resulting in impairment charges of $8.4 million during the three months ended March 31, 2020. The impairment charges relate to certain retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy during the first quarter of 2020, were identified by management for potential sale or were determined would not be re-leased by the tenant.
As a result of the COVID-19 pandemic, the Company considered whether there was any indication of impairment for properties that did not otherwise have potential impairment indicators and did not identify additional properties as of March 31, 2020. Based on the Company’s expected holding period for the properties and the economic conditions as of March 31, 2020, the Company believes that their carrying values are recoverable. However, the COVID-19 pandemic has negatively impacted the businesses of certain of our tenants so the Company continues to monitor for circumstances and events in future periods, which may result in impairment charges.
During the three months ended March 31, 2019, net real estate assets related to 24 properties, were deemed to be impaired resulting in impairment charges of $12.0 million. The impairment charges related to certain office, retail and restaurant properties that, during the first quarter of 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased by the tenant and the Company believed the property would not be leased to another tenant at a rental rate that supports the current book value.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2020, the Company used a discount rate of 7.9% and a capitalization rate of 7.4%.
Goodwill – The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable.
As a result of a decrease in the Company’s stock price during the three months ended March 31, 2020, the Company assessed its goodwill for impairment as of March 31, 2020, which resulted in no impairments. The Company continues to monitor factors that may impact the fair value of goodwill including, but not limited to, market comparable company multiples, interest rates, and global economic conditions.
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

	Level	Carrying Amount at March 31, 2020	Fair Value at March 31, 2020	Carrying Amount at December 31, 2019	Fair Value at December 31, 2019
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,412,894	$1,459,616	$1,535,918	$1,590,915
Corporate bonds, net	2	2,839,865	2,717,813	2,839,581	3,022,087
Convertible debt, net	2	320,425	319,341	319,947	327,237
Credit facility	2	1,771,313	1,771,313	1,050,000	1,050,000
Total liabilities		$6,344,497	$6,268,083	$5,745,446	$5,990,239
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of observable market interest rates. Corporate bonds and convertible debt are valued using quoted market prices in active markets with limited trading volume when available.
Note 6 – Debt
As of March 31, 2020, the Company had $6.3 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.4 years and a weighted-average interest rate of 3.96%. The following table summarizes the carrying value of debt as of March 31, 2020 and December 31, 2019, and the debt activity for the three months ended March 31, 2020 (in thousands):

		Three Months Ended March 31, 2020
	Balance as of December 31, 2019	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2020
Mortgage notes payable:
Outstanding balance	$1,529,057	$913	$(122,199)	$—	$1,407,771
Net premiums (1)	6,861	—	(202)	(1,536)	5,123
Deferred costs	(7,784)	—	64	527	(7,193)
Mortgages notes payable, net	1,528,134	913	(122,337)	(1,009)	1,405,701

Corporate bonds:
Outstanding balance	2,850,000	—	—	—	2,850,000
Discount (2)	(10,419)	—	—	284	(10,135)
Deferred costs	(25,842)	(380)	—	831	(25,391)
Corporate bonds, net	2,813,739	(380)	—	1,115	2,814,474

Convertible debt:
Outstanding balance	321,802	—	—	—	321,802
Discount (2)	(1,855)	—	—	478	(1,377)
Deferred costs	(1,764)	—	—	459	(1,305)
Convertible debt, net	318,183	—	—	937	319,120

Credit facility:
Outstanding balance	1,050,000	831,313	(110,000)	—	1,771,313
Deferred costs (3)	(4,331)	—	—	324	(4,007)
Credit facility, net	1,045,669	831,313	(110,000)	324	1,767,306

Total debt	$5,705,725	$831,846	$(232,337)	$1,367	$6,306,601
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of March 31, 2020 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	316	$1,918,151	$1,392,555	5.02%		2.7
Variable-rate debt	1	30,171	15,216	4.95%	(4)	0.4
Total (5)	317	$1,948,322	$1,407,771	5.02%		2.7
____________________________________

(1)	Net carrying value is real estate assets, including investment in direct financing leases, net of real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of March 31, 2020.

(5)	The table above does not include mortgage notes associated with unconsolidated joint ventures of $341.8 million, which are non-recourse to the Company.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2020, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to March 31, 2020 (in thousands):

Total
April 1, 2020 - December 31, 2020	$89,602
2021	299,015
2022	266,951
2023	124,217
2024	621,021
Thereafter	6,965
Total	$1,407,771

Corporate Bonds
As of March 31, 2020, the OP had $2.85 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance March 31, 2020	Interest Rate	Maturity Date
2024 Senior Notes	$500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
2029 Senior Notes	600,000	3.100%	December 15, 2029
Total balance and weighted-average interest rate	$2,850,000	4.210%

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 60 or fewer days prior to the maturity date with respect to the 2025 Senior Notes or is 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes, the 2026 Senior Notes, the 2027 Senior Notes and the 2029 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of March 31, 2020, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
As of March 31, 2020, the Company’s 2020 Convertible Notes had a balance of $321.8 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.3 million and the unamortized discount of $1.4 million. The discount will be amortized over the remaining term of 0.7 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of March 31, 2020, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the three months ended March 31, 2020 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of March 31, 2020.
Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion.
As of March 31, 2020, $871.3 million was outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of March 31, 2020, there were no letters of credit outstanding.
The Revolving Credit Facility generally bears interest at an annual rate of LIBOR plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Credit Facility Term Loan generally bears interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates. The Credit Facility Term Loan interest rate was 3.59% as of March 31, 2020, pursuant to the terms of the related swap agreements discussed in Note 7 – Derivatives and Hedging Activities.
In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will terminate, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Revolving Credit Facility terminates on May 23, 2022, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for two six-month extension options with respect to the Revolving Credit Facility, exercisable at the OP’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. The outstanding Credit Facility Term Loan matures on

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

May 23, 2023. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a facility fee equal to 0.10% to 0.30% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the Revolving Credit Facility. The OP also incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2020.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company has interest rate swap agreements with an aggregate $900.0 million notional amount, which were designated as cash flow hedges. The Company also has forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the anticipated issuance of long-term debt.
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$250
Interest rate swaps	Derivative, deferred rent and other liabilities	$(104,530)	$(28,081)

During the three months ended March 31, 2020 and 2019, the Company recorded unrealized losses of $78.6 million and $11.3 million, respectively, for changes in the fair value of the cash flow hedges in accumulated other comprehensive income.
The Company reclassified previous losses of $1.9 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $21.3 million will be reclassified from other comprehensive income as an increase to interest expense.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of March 31, 2020 and December 31, 2019 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2020	$—	$(104,530)	$—	$—	$(104,530)	$—	$—	$(104,530)
December 31, 2019	$250	$(28,081)	$—	$250	$(28,081)	$—	$—	$(27,831)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of March 31, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these agreements, it could have been required to settle its obligations under the agreements at their aggregate termination value of $105.6 million at March 31, 2020.
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental disclosures:
Cash paid for interest	$50,638	$67,588
Cash paid for income taxes	$1,404	$384
Non-cash investing and financing activities:
Unsettled share issuances	$—	$6,650
Accrued capital expenditures, tenant improvements and real estate developments	$14,856	$10,903
Accrued deferred financing costs	$345	$—
Real estate contributions to Office Partnership	$7,494	$—
Distributions declared and unpaid	$150,493	$139,764
Real estate investments received from lease related transactions	$259	$—

Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Accrued interest	$44,164	$31,925
Accrued other	37,166	41,725
Accrued real estate and other taxes	25,285	25,320
Accrued legal fees and litigation settlements	17,169	25,571
Accounts payable	1,574	1,779
Total	$125,358	$126,320

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Note 10 – Commitments and Contingencies
Litigation
The Company is involved in various routine legal proceedings and claims incidental to the ordinary course of its business. There are no material legal proceedings pending against the Company, except as follows:
Government Investigations and Litigation Relating to the Audit Committee Investigation
As previously reported, on October 29, 2014, the Company filed a Current Report on Form 8-K (the “October 29 8-K”) reporting the Audit Committee’s conclusion, based on the preliminary findings of its investigation, that certain previously issued consolidated financial statements of the Company, including those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and related financial information should no longer be relied upon. The Company also reported that the Audit Committee had based its conclusion on the preliminary findings of its investigation into concerns regarding accounting practices and other matters that were first reported to the Audit Committee in early September 2014 and that the Audit Committee believed that an error in the calculation of adjusted funds from operations for the first quarter of 2014 had been identified but intentionally not corrected when the Company reported its financial results for the three and six months ended June 30, 2014. Prior to the filing of the October 29 8-K, the Audit Committee previewed for the SEC the information contained in the filing. Subsequent to that filing, the SEC provided notice that it had commenced a formal investigation and issued subpoenas calling for the production of various documents. In addition, the United States Attorney’s Office for the Southern District of New York contacted counsel for the Audit Committee and counsel for the Company with respect to this matter, and the Secretary of the Commonwealth of Massachusetts issued a subpoena calling for the production of various documents. The Company cooperated with these regulators throughout their investigations. The U.S. Attorney’s Office concluded that it did not intend to bring any criminal charges against the Company arising from its investigation and the Company believes that the investigation by the Secretary of the Commonwealth of Massachusetts is no longer pending.
On November 18, 2019, the Company announced it had reached agreement with the staff of the Enforcement Division of the SEC on the material terms of a negotiated resolution relating to the SEC's investigation of the matters disclosed in the Company's October 29 8-K. The agreement with the SEC staff, which is subject to documentation and approval by the SEC's Commissioners, includes payment of $8.0 million as a civil penalty.
The Company and certain of its former officers and directors were named as defendants in a number of lawsuits filed following the October 29 8-K, including class actions, individual actions and derivative actions seeking money damages and other relief under the federal securities laws and state laws in both federal and state courts in New York, Maryland and Arizona, as disclosed in the Company’s Annual Report on Form 10-K, filed on February 26, 2020. The Company entered into agreements to settle the consolidated class action and the consolidated derivative action, which were approved by the court on January 21, 2020. Final judgments dismissing these actions were entered on January 22, 2020. All of the remaining derivative actions which were not included in the settlement were dismissed with prejudice during the three months ended March 31, 2020. All of the individual securities actions were settled prior to the end of 2019.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Note 11 – Leases
Lessor
The Company is the lessor for its 3,853 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.02 years to 24.8 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed:
Cash rent	$269,583	$282,575
Straight-line rent	2,055	7,412
Lease intangible amortization	(748)	(731)
Property operating cost reimbursements	1,428	1,464
Sub-lease (1)	5,263	5,489
Total fixed	277,581	296,209

Variable (2)	20,815	20,417
Income from direct financing leases	190	217
Total rental revenue	$298,586	$316,843
____________________________________

(1)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.

(2)	Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of March 31, 2020 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2020 - December 31, 2020	$795,563	$1,601
2021	1,043,693	2,014
2022	974,602	1,925
2023	906,989	1,565
2024	829,484	510
Thereafter	4,900,832	824
Total	$9,451,163	$8,439
____________________________________

(1)
Related to 19 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.1 years to 79.4 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 16.2 years as of March 31, 2020. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.92% as of March 31, 2020. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
The following table presents the lease expense components for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost (1)	$7,575	$6,978
Sublease income (2)	$(5,263)	$(5,489)
___________________________________

(1)	No cash paid for operating lease liabilities was capitalized.

(2)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $3.4 million and operating lease liabilities by $3.6 million, for non-cash activity related to dispositions and lease modifications during the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company reduced the right-of-use assets and operating lease liabilities each by $0.6 million.
The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of March 31, 2020 (in thousands).

Future Minimum Lease Payments
April 1, 2020 - December 31, 2020	$16,568
2021	22,099
2022	21,938
2023	21,591
2024	21,037
Thereafter	225,460
Total	328,693
Less: imputed interest	111,126
Total	$217,567

Note 12 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of March 31, 2020, the General Partner had approximately 1.1 billion shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 1.1 billion General Partner OP Units issued and outstanding as of March 31, 2020, corresponding to the General Partner’s outstanding shares of Common Stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Common Stock Continuous Offering Program
The Company has a continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions (the “ATM Program”). The proceeds from any sale of shares under the ATM Program have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
There were no issuances under the ATM Program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $663.3 million available to be sold under the ATM Program.
Series F Preferred Stock and Series F Preferred OP Units
The Series F Preferred Stock pays cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). The Series F Preferred Stock was not redeemable by the Company before January 3, 2019, the fifth anniversary of the date on which such Series F Preferred Stock was issued (the “Initial Redemption Date”), except under circumstances intended to preserve the General Partner’s status as a REIT for federal and/or state income tax purposes and except upon the occurrence of a change of control. On and after the Initial Redemption Date, the General Partner may, at its option, redeem shares of the Series F Preferred Stock, in whole or from time to time in part, at a redemption price of $25.00 per share plus, subject to exceptions, any accrued and unpaid dividends thereon to the date fixed for redemption. The shares of Series F Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the General Partner redeems or otherwise repurchases them or they become convertible and are converted into Common Stock (or, if applicable, alternative consideration). The Series F Preferred Stock trades on the NYSE under the symbol VER PRF. The Series F Preferred Units contain the same terms as the Series F Preferred Stock.
As of March 31, 2020, there were approximately 30.9 million shares of Series F Preferred Stock, approximately 30.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
Limited Partner OP Units
As of March 31, 2020 the Operating Partnership had approximately 0.8 million Limited Partner OP Units outstanding.
Common Stock Dividends
On February 25, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2020 to stockholders of record as of March 31, 2020, which was paid on April 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Share Repurchase Program
The Company has a share repurchase program (the “2019 Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the 2019 Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The 2019 Share Repurchase Program program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the 2019 Share Repurchase Program program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2019 Share Repurchase Program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Note 13 – Net Income (Loss) Per Share/Unit
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income per share computation for the General Partner for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$86,863	$70,971
Net income attributable to non-controlling interests	(55)	(1,667)
Net income attributable to the General Partner	86,808	69,304
Dividends to preferred shares and units	(12,948)	(17,973)
Net income available to common stockholders used in basic net income per share	73,860	51,331
Income attributable to limited partners	62	1,695
Net income used in diluted net income per share	$73,922	$53,026

Weighted average number of Common Stock outstanding - basic	1,077,937,799	968,460,296
Effect of Limited Partner OP Units and dilutive securities	1,813,441	24,838,018
Weighted average number of common shares - diluted	1,079,751,240	993,298,314

Basic and diluted net income per share attributable to common stockholders	$0.07	$0.05

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$86,863	$70,971
Net loss attributable to non-controlling interests	7	28
Net income attributable to the Operating Partnership	86,870	70,999
Dividends to preferred units	(12,948)	(17,973)
Net income used in basic and diluted net income per unit	$73,922	$53,026

Weighted average number of common units outstanding - basic	1,078,721,119	992,176,204
Effect of dilutive securities	1,030,122	1,122,110
Weighted average number of common units - diluted	1,079,751,241	993,298,314

Basic and diluted net income per unit attributable to common unitholders	$0.07	$0.05

Note 14 – Subsequent Events
Impact of the COVID-19 Pandemic
The Company continues to monitor the COVID-19 pandemic subsequent to the quarter ended March 31, 2020. Thus far, COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate the spread and impact of COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of certain of our tenants. The Company continues to review receivables related to rent, straight-line rent and property operating expense reimbursements for collectability and changes in circumstances that could indicate the carrying value of its real estate assets or goodwill may not be recoverable.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Real Estate Investment Activity
From April 1, 2020 through May 7, 2020 the Company disposed of six properties, for an aggregate gross sales price of $55.3 million, of which two properties were held for sale with an aggregate carrying value of $43.0 million as of March 31, 2020. The Company’s share of the aggregate sales price was $54.5 million with an estimated gain of $6.5 million.
There were no acquisitions from April 1, 2020 through May 7, 2020.
Common Stock Dividend
On May 18, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.077 per share of Common Stock for the second quarter of 2020 to stockholders of record as of June 30, 2020, which will be paid on July 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On May 18, 2020, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for July 2020 through September 2020 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
June 15, 2020 - July 14, 2020	July 1, 2020	July 15, 2020
July 15, 2020 - August 14, 2020	August 1, 2020	August 17, 2020
August 15, 2020 - September 14, 2020	September 1, 2020	September 15, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see "Risk Factors" in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I – Financial Information,” including the notes to the consolidated financial statements contained therein.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”)) which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including acquisitions, rent receipts, rent relief requests, debt levels, the payment of future dividends and the impact of COVID-19 on our business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
The duration and extent of the impact of the coronavirus (COVID-19) on our business and the businesses of our tenants (including their ability to timely make rental payments) and the economy generally.

•	Federal or state legislation or regulation that could impact the timely payment of rent by tenants in light of COVID-19.

•	Our plans, market and other expectations, objectives, intentions and other statements that are not historical facts.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	We may be subject to risks accompanying the management of our industrial and office partnerships.

•	Our properties may be subject to impairment charges.

•
We could be subject to unexpected costs or liabilities that may arise from potential dispositions, including related to limited partnership, tenant-in-common and Delaware statutory trust real estate programs (“1031 real estate programs”) and VEREIT’s management with respect to such programs.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties including that we may be unable to acquire, dispose of, or lease properties on advantageous terms or at all.

•
We could be subject to risks associated with bankruptcies or insolvencies of tenants, from tenant defaults generally or from the unpredictability of the business plans and financial condition of our tenants, which are heightened as a result of the coronavirus (COVID-19) pandemic.

•	We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•
We may be subject to increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of London Inter-Bank Offer Rate (“LIBOR”) after 2021.

•
Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the senior unsecured notes (the “Senior Notes”), and the Credit Agreement governing the terms of the Credit Facility (as both terms are defined in Liquidity and Capital Resources), and compliance with such covenants may be more difficult as a result of the impact of COVID-19.

•	Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve and maintain profitability.

•	We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	We are subject to risks associated with our joint ventures including their management.

•	Compliance with the REIT annual distribution requirements may limit our operating flexibility.

•	We may be unable to retain or hire key personnel.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in Part II, Item 1A. of this Quarterly Report on Form 10-Q.
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
When we refer to a “creditworthy tenant,” we mean a tenant that has entered into a lease that we determine is creditworthy and may include tenants with an investment grade or below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants. To the extent we determine that a tenant is a “creditworthy tenant” even though it does not have an investment grade credit rating, we do so based on our management’s determination that a tenant should have the financial wherewithal to honor its obligations under its lease with us. As explained further below, this determination is based on our management’s substantial experience performing credit analysis and is made after evaluating a tenant’s due diligence materials that are made available to us, including financial statements and operating data.
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
When we refer to “operating properties” we mean properties owned and consolidated by the Company, omitting properties (the “Excluded Properties”) for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. At and during the three months ended March 31, 2020 and 2019, there were no Excluded Properties.

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
As of March 31, 2020, our portfolio was comprised of 3,853 retail, restaurant, office and industrial real estate properties with an aggregate 88.4 million square feet, of which 99.0% was leased, with a weighted-average remaining lease term of 8.3 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned an aggregate of 89.5 million square feet, of which 99.1% was leased, with a weighted-average remaining lease term of 8.3 years as of March 31, 2020.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,853 retail, restaurant, office and industrial operating properties with an aggregate 89.5 million rentable square feet, of which 99.1% was leased as of March 31, 2020, with a weighted-average remaining lease term of 8.3 years.
Operating Highlights and Key Performance Indicators
Activity through March 31, 2020
Operations

•
Acquired controlling financial interests in 25 commercial properties for an aggregate purchase price of $147.1 million, which includes one land parcel for build-to-suit development and $0.9 million of external acquisition-related expenses that were capitalized.

•
Disposed of 30 properties, including the sale of two consolidated properties to a newly-formed joint venture (the “Office Partnership”), for an aggregate gross sales price of $152.2 million, of which our share was $150.5 million, resulting in proceeds of $140.4 million after closing costs and contributions to the Office Partnership. The Company recorded a gain of $25.2 million related to the sales.

Debt

•	Initiated an additional draw, in excess of normal operating requirements, of $600.0 million on our Revolving Credit Facility to enhance cash position.

•	Total secured debt decreased by $121.3 million, from $1.5 billion to $1.4 billion.
Equity

•	Declared a quarterly dividend of $0.1375 per share of Common Stock for the first quarter of 2020, representing an annualized dividend rate of $0.55 per share.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of March 31, 2020, based on annualized rental income of $1.1 billion.

(1)	Includes redevelopment property, billboards, construction in progress, land and parking lots.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Portfolio Metrics
Operating properties	3,853	3,980
Rentable square feet (in millions) (1)	89.5	94.7
Economic occupancy rate (1)(2)	99.1%	98.9%
Investment-grade tenants (1)(3)	36.7%	41.3%
____________________________________

(1)
As of March 31, 2020, rentable square feet, economic occupancy rate and annualized rental income include the Company’s pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures. As of March 31, 2020, rentable square feet and economic occupancy rate exclude one redevelopment property. As of March 31, 2019, rentable square feet and economic occupancy rate exclude one redevelopment property.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.

(3)
Based on annualized rental income of our real estate portfolio as of March 31, 2020 and 2019, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties as of March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Economic Metrics
Weighted-average lease term (in years)	8.3	8.7
Lease rollover: (1)
Annual average	6.6%	5.7%
Maximum for a single year	10.9%	7.7%
____________________________________

(1)	Through the end of the next five years as of the respective reporting date.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended March 31,
	2020	2019
Financial Metrics
Total revenues	$299,182	$316,880

Net income	$86,863	$70,971
Basic and diluted net income per share attributable to common stockholders	$0.07	$0.05

FFO attributable to common stockholders and limited partners (1)	$181,822	$190,304
AFFO attributable to common stockholders and limited partners (1)	$180,974	$178,403
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.17	$0.18
____________________________________

(1)
See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
The coronavirus (“COVID-19”) has impacted all states where our tenants operate their businesses or where our properties are located, and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. While we did not incur significant disruptions to our business during the three months ended March 31, 2020 from the COVID-19 pandemic, the full extent of the impact on our business, financial condition, liquidity and results of operations is uncertain.
Our dedicated property type asset management teams have been in discussion with tenants to understand the impact of COVID-19 on their businesses. As of May 15, 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, from tenants representing approximately 34% of rental income on an annualized basis, including some tenants that paid April and May rent. These rent relief requests vary in timeframes, but are concentrated within the two to four month range. We evaluate each tenant request on a case-by-case basis, including by analyzing metrics such as industry segment, corporate financial health, rent coverage, and the tenant's liquidity. As of May 15, 2020, we had received approximately 81% and 78% of April and May rent, respectively, which included contractual rent and recoveries paid by tenants to cover estimated tax, insurance and common area maintenance expenses, including the Company's pro rata share of such amounts related to properties owned by unconsolidated joint ventures, and approximately 2% of May rent to be paid in arrears by a Government agency tenant. However, information regarding historical rent collections should not serve as an indication of expected future rent collections. We continue to review receivables related to rent, straight-line rent and property operating expense reimbursements for collectability and changes in circumstances that could indicate the carrying value of our real estate assets or goodwill may not be recoverable. Additionally, given the economic uncertainty and rapidly-evolving circumstances related to COVID-19, we are not currently able to predict the level of acquisition and/or disposition activity for the remainder of 2020.
The Financial Accounting Standards Board (the “FASB”) issued a question-and-answer document, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, which, for concessions related to the effects of COVID-19, allows an entity to elect to not analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and to elect to apply or not apply the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), to those contracts. For concessions that provide a deferral of payments with no substantive changes to the consideration in the original contract, we can evaluate whether to (i) account for these concessions as if there were no changes made to the lease agreement and accordingly, increase the lease receivable and continue to recognize income or, (ii) account for the rent deferrals as variable lease payments. Concessions that substantively increase the consideration in the original contract are accounted for as a lease modification under ASC 842, which will require us to reevaluate the lease classification and remeasure and reallocate the consideration over the remaining lease term. We are currently evaluating the impact of this guidance and which elections, if any, we will make for the quarter-ending June 30, 2020.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Revenues:
Rental	$298,586	$316,843	$(18,257)
Fees from managed partnerships	596	37	559
Total revenues	$299,182	$316,880	$(17,698)
Rental
The decrease in rental revenue of $18.3 million during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to real estate dispositions, partially offset by real estate acquisitions. Subsequent to January 1, 2019, the Company acquired 91 occupied properties for an aggregate purchase price of $550.7 million and disposed of 231 consolidated properties for an aggregate sales price of $1.3 billion.

Fees from Managed Partnerships
Fees from managed partnerships consist of fees earned for providing various services to the Company’s unconsolidated joint venture entities. The increase of $0.6 million during the three months ended March 31, 2020 as compared to the same period in 2019 was due to fees earned from the Industrial Partnership and Office Partnership, which were formed subsequent to March 31, 2019.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Acquisition-related	$1,523	$985	$538
Litigation and non-routine costs, net	(8,564)	(21,492)	12,928
Property operating	30,490	32,378	(1,888)
General and administrative	15,056	14,846	210
Depreciation and amortization	124,080	136,555	(12,475)
Impairments	8,380	11,988	(3,608)
Restructuring	—	9,076	(9,076)
Total operating expenses	$170,965	$184,336	$(13,371)
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals.
Litigation and non-routine costs, net
During the three months ended March 31, 2020, the Company reversed $6.7 million of prior period estimated costs recorded in 2019 which exceeded actual expenses incurred and recorded $2.5 million of insurance recoveries and $0.6 million of litigation costs. During the three months ended March 31, 2019, the Company recorded $12.2 million of litigation settlements and $14.7 million of litigation costs, offset by $48.4 million of insurance recoveries.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The decrease in property operating expenses of $1.9 million during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to the impact of property dispositions.
General and Administrative Expenses
General and administrative expenses remained relatively constant during the three months ended March 31, 2020 as compared to the same period in 2019.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $12.5 million during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to furniture and fixtures that were fully depreciated during 2019, as they had reached the end of their useful lives, and real estate dispositions, partially offset by real estate acquisitions.
Impairments
Impairments of $8.4 million and $12.0 million were recorded during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, certain retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy were identified by management for potential sale or were determined would not be re-leased by the tenant.

Restructuring Expenses
There were no restructuring expenses recorded during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company recorded $9.1 million of restructuring expenses related to the reorganization of the business and cessation of services performed pursuant to the terms of a services agreement (the “Services Agreement”) with CCA Acquisition, LLC (the “Cole Purchaser”).
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Interest expense	$(64,696)	$(71,254)	$(6,558)
Loss on extinguishment and forgiveness of debt, net	$(1,280)	$—	$1,280
Other income (loss), net	$175	$(439)	$614
Equity in income of unconsolidated entities	$246	$500	$(254)
Gain on disposition of real estate and real estate assets held for sale, net	$25,249	$10,831	$14,418
Provision for income taxes	$(1,048)	$(1,211)	$(163)
Interest Expense
The decrease in interest expense of $6.6 million during the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to decreases in average debt outstanding and weighted average interest rates. At March 31, 2020, the weighted average interest rate was 3.96%, as compared to 4.44% at March 31, 2019.
Loss on Extinguishment and Forgiveness of Debt, Net
During the three months ended March 31, 2020, the Company recorded a $1.3 million net loss on the extinguishment and forgiveness of debt, as compared to no amounts recorded for the same period in 2019. During the three months ended March 31, 2020, the Company recognized losses on extinguishment of debt related to the prepayments of mortgage notes payable.
Other Income (Loss), Net
Other income (loss), net was comprised of individually immaterial items.
Equity in Income of Unconsolidated Entities
The decrease in equity in income and gain on disposition of unconsolidated entities of $0.3 million during the three months ended March 31, 2020 as compared to the same period in 2019, was primarily due to increased expenses related to the Faison JV Bethlehem GA joint venture, partially offset by equity in income from the Industrial Partnership and Office Partnership.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The increase in gain on disposition of real estate and real estate assets held for sale, net of $14.4 million during the three months ended March 31, 2020 as compared to the same period in 2019, was due to the Company’s disposition of 30 properties for an aggregate sales price of $152.2 million which resulted in a gain of $25.2 million during the three months ended March 31, 2020, as compared to the disposition of 22 properties for an aggregate sales price of $66.0 million during the same period in 2019, which resulted in a gain of $10.8 million. During the three months ended March 31, 2020, the Company did not record any losses related to held for sale properties. During the three months ended March 31, 2019, the Company recorded a loss of less than $0.1 million related to held for sale properties.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes.

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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and non-routine costs, net, net revenue or expense earned or incurred that is related to the services agreement associated with a discontinued operation, gains or losses on sale of investment securities or mortgage notes receivable, payments on fully reserved loan receivables and restructuring expenses. We also exclude certain non-cash items such as impairments of goodwill and intangible assets, straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
For all of these reasons, we believe FFO and AFFO, in addition to net income (loss), as defined by U.S. GAAP, are helpful supplemental performance measures and useful in understanding the various ways in which our management evaluates the performance of the Company over time. However, not all REITs calculate FFO and AFFO the same way, so comparisons with other REITs may not be meaningful. FFO and AFFO should not be considered as alternatives to net income (loss) and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the U.S. Securities and Exchange Commission (the “SEC”), Nareit, nor any other regulatory body has evaluated the acceptability of the exclusions used to adjust FFO in order to calculate AFFO and its use as a non-GAAP financial performance measure.

The table below presents FFO and AFFO for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Net income	$86,863	$70,971
Dividends on non-convertible preferred stock	(12,948)	(17,973)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(25,249)	(10,831)
Depreciation and amortization of real estate assets	123,645	135,861
Impairment of real estate	8,380	11,988
Proportionate share of adjustments for unconsolidated entities	1,131	288
FFO attributable to common stockholders and limited partners	181,822	190,304
Acquisition-related expenses	1,523	985
Litigation and non-routine costs, net	(8,564)	(21,492)
Loss on investments	541	470
Loss on derivative instruments, net	—	34
Amortization of premiums and discounts on debt and investments, net	(689)	(1,264)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	748	731
Net direct financing lease adjustments	365	409
Amortization and write-off of deferred financing costs	2,841	3,494
Loss on extinguishment and forgiveness of debt, net	1,280	—
Straight-line rent	(2,054)	(7,412)
Equity-based compensation	2,602	2,687
Restructuring expenses	—	9,076
Other adjustments, net	228	569
Proportionate share of adjustments for unconsolidated entities	331	(188)
AFFO attributable to common stockholders and limited partners	$180,974	$178,403

Weighted-average shares of Common Stock outstanding - basic	1,077,937,799	968,460,296
Effect of weighted-average Limited Partner OP Units and dilutive securities (1)	1,813,441	24,838,018
Weighted-average shares of Common Stock outstanding - diluted (2)	1,079,751,240	993,298,314

AFFO attributable to common stockholders and limited partners per diluted share	$0.17	$0.18
____________________________________

(1)
Dilutive securities include unvested restricted share awards (“Restricted Shares”), unvested restricted stock units (“Restricted Stock Units”) and stock options (“Stock Options”). During the three months ended March 31, 2019, all Restricted Shares vested.

(2)
Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash and any shares underlying Restricted Stock Units that are not issuable based on the Company’s level of achievement of certain performance targets through the respective reporting period.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal operating expenses;

•	fund potential capital expenditures, tenant improvements and leasing costs;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	pay dividends; and

•	fund property acquisitions.
We expect to be able to satisfy these obligations using one or more of the following sources:

•	cash flow from operations;

•	proceeds from real estate dispositions;

•	utilization of the existing Revolving Credit Facility;

•	cash and cash equivalents balance; and

•	issuance of VEREIT debt and equity securities.
COVID-19
As previously discussed in the accompanying consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, we did not incur significant disruptions to our business during the three months ended March 31, 2020 from the COVID-19 pandemic. However, the financial impact of COVID-19 could have a material and adverse effect on our results of operations, liquidity and cash flows subsequent to March 31, 2020, in particular due to the potential (i) inability of our tenants to satisfy their rent obligations, (ii) inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all, and (iii) difficulty for the Company accessing debt and equity capital on attractive terms, or at all. During the three months ended March 31, 2020, we initiated an additional draw, in excess of normal operating requirements, of $600.0 million on our Revolving Credit Facility to enhance our cash position. The effect of COVID-19 may also negatively impact our future compliance with financial covenants in our Credit Facility, indentures governing our Senior Notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our Credit Facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions.
Common Stock Continuous Offering Program
The Company has a continuous equity offering program pursuant to which the Company may sell shares of Common Stock having an aggregate offering price of up to $750.0 million from time to time through April 15, 2022 in “at-the-market” offerings or certain other transactions (the “ATM Program”). The proceeds from any sale of shares under the ATM Program have been or will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
There were no issuances under the ATM Program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $663.3 million available to be sold under the ATM Program.
Share Repurchase Program
The Company has a share repurchase program (the “2019 Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the 2019 Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The 2019 Share Repurchase Program program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the 2019 Share Repurchase Program program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2019 Share Repurchase Program during the three months ended March 31, 2020. As of March 31, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.

Series F Preferred Stock and Series F Preferred OP Units
As of March 31, 2020, there were approximately 30.9 million shares of Series F Preferred Stock, approximately 30.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the three months ended March 31, 2020, the Company disposed of 30 properties, including the sale of two consolidated properties to the Office Partnership, for an aggregate gross sales price of $152.2 million, of which our share was $150.5 million, resulting in proceeds of $140.4 million after closing costs and contributions to the Office Partnership. We expect to continue to explore opportunities to sell additional properties to provide further financial flexibility, however, due to current economic circumstances, we may not be able to dispose of properties on advantageous terms or at all.
Credit Facility
Summary and Obligations
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion.
As of March 31, 2020, $871.3 million was outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of March 31, 2020, there were no letters of credit outstanding.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2020.

Corporate Bonds
Summary and Obligations
As of March 31, 2020, the Operating Partnership had $2.85 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of March 31, 2020, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
As of March 31, 2020, the Company had $321.8 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the 2020 Convertible Notes during the three months ended March 31, 2020 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of March 31, 2020.
Mortgage Notes Payable
Summary and Obligations
As of March 31, 2020, the Company had non-recourse mortgage indebtedness of $1.4 billion, which was collateralized by 317 properties, reflecting a decrease from December 31, 2019 of $121.3 million during the three months ended March 31, 2020, primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 5.02% per annum and had a weighted-average maturity of 2.7 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of March 31, 2020.
Dividends
On February 25, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.1375 per share of Common Stock (equaling an annualized dividend rate of $0.55 per share) for the first quarter of 2020 to stockholders of record as of March 31, 2020, which was paid on April 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis).

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,407,771	$89,602	$565,966	$745,238	$6,965
Interest payments - mortgage notes (1)	187,836	53,010	100,545	33,154	1,127
Principal payments - Credit Facility	1,771,313	—	871,313	900,000	—
Interest payments - Credit Facility (1) (2)	120,496	33,519	80,357	6,620	—
Principal payments - corporate bonds	2,850,000	—	—	500,000	2,350,000
Interest payments - corporate bonds	766,201	89,991	239,976	219,212	217,022
Principal payments - convertible debt	321,802	321,802	—	—	—
Interest payments - convertible debt	8,514	8,514	—	—	—
Operating and ground lease commitments	328,693	16,568	44,037	42,628	225,460
Build-to-suit and other commitments (3)	25,543	25,543	—	—	—
Total	$7,788,169	$638,549	$1,902,194	$2,446,852	$2,800,574
____________________________________

(1)	Interest payments due in future periods on the $886.5 million of variable rate debt were calculated using a forward LIBOR curve.

(2)
As of March 31, 2020, we had $900.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements. We used the interest rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.

(3)
Includes one build-to-suit development project, the Company’s share of capital expenditures related to an expansion project of the property held within an unconsolidated joint venture and letters of credit outstanding.

Cash Flow Analysis for the three months ended March 31, 2020
Operating Activities – During the three months ended March 31, 2020, net cash provided by operating activities decreased $22.0 million to $172.0 million from $194.0 million during the same period in 2019. The decrease was primarily due to a decrease in cash insurance recoveries received of $45.9 million and a decrease in cash rental payments received of $13.0 million, offset by a decrease in cash interest payments of $17.0 million, a decrease in litigation settlement payments of $15.7 million and a decrease in restructuring expenses paid of $5.1 million during the three months ended March 31, 2020.
Investing Activities – Net cash used in investing activities for the three months ended March 31, 2020 decreased $3.2 million to $19.7 million from $22.8 million during the same period in 2019. The decrease was primarily related to an increase in cash proceeds from dispositions of real estate and joint ventures of $79.9 million, offset by an increase in investments in real estate assets of $66.1 million and a decrease in proceeds from the sale of mortgage notes receivables of $8.2 million.
Financing Activities – Net cash provided by financing activities of $433.4 million increased $626.9 million during the three months ended March 31, 2020 from $193.5 million net cash used in financing activities during the same period in 2019. The change was primarily due to an additional draw on our Revolving Credit Facility in excess of normal operating requirements to enhance our cash position that was initiated during the three months ended March 31, 2020 of $600.0 million, of which we received $559.3 million as of March 31, 2020.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2020.
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

Under the limited partnership agreement of the OP, as amended (the “LPA”), the Operating Partnership is required to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
The Company conducts all of its business in the United States and Puerto Rico and, as a result, it files income tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in our Annual Report on Form 10-K for the year ended December 31, 2019:
•Goodwill Impairment;
•Real Estate Investment Impairment; and
•Allocation of Purchase Price of Real Estate Assets
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, caps, collars, treasury locks, options and forwards in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes.

Interest Rate Risk
As of March 31, 2020, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $5.4 billion and $5.5 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $115.6 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $271.6 million.
As of March 31, 2020, our debt included variable-rate debt with a fair value and carrying value of $886.6 million and $886.5 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2020 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $8.9 million annually. See Note 6 – Debt to our consolidated financial statements.
As of March 31, 2020, our interest rate swaps had a fair value that resulted in liabilities of $104.5 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of March 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the Secured Overnight Financing Rate (“SOFR”) markets. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on our variable rate debt as discussed in Note 6 – Debt and the swap rate for our interest rate swaps, as discussed in Note 7 – Derivatives and Hedging Activities. See Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for further discussion on risks related to changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants. However, we continue to monitor this in light of the effects of the COVID-19 pandemic.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 with the following risk factor, which should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K:

The current pandemic of the novel coronavirus (COVID-19) has negatively affected and will likely continue to negatively affect our business, financial condition, liquidity and results of operations and those of our tenants.
The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), and our ability to acquire, dispose or lease properties for our portfolio, our joint venture partners’ portfolios and/or for the tenant-in-common and Delaware statutory trust real estate programs’ properties that we manage is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows could be materially affected.
Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders or other quarantine mandates have, with respect to some portion of our tenants, (i) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses, and/or (ii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, which has adversely affected, and is likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Tenants may also, as a result of such public health crisis, orders or mandates and any resulting economic downturn, request rent deferrals, rent abatement or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends at current levels or at all. Specifically, as a result of COVID-19 and various governmental orders currently in place, a number of our tenants have either closed their businesses or are operating with limited operations and/or have submitted requests for rent relief or failed to pay rent. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants do not have a clear contractual right to cease paying rent due to government-mandated closures and we intend to enforce our rights under the lease agreements. However, COVID-19 and the related governmental orders present fairly novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions and the impact to the Company’s results of operations and cash flows is uncertain and cannot be predicted.
The spread of COVID-19 has caused significant financial market volatility and an economic downturn (including a potential global recession), and the length and extent of such volatility and downturn are currently unknown. The financial impact of COVID-19 could have a material and adverse effect on our results of operations, liquidity and cash flows, in particular due to the potential (i) inability of our tenants to satisfy their rent obligations, (ii) inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all, and (iii) difficulty for the Company accessing debt and equity capital on attractive terms, or at all. The effect of COVID-19 may also negatively impact our future compliance with financial covenants in our credit facility, indentures governing our senior notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our credit facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions.

As a result of COVID-19, the Company implemented a work-from-home policy to protect its employees. The COVID-19 pandemic and other epidemics, pandemics or other public health crises in the future may also impact the continued service and availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel. Operationally, although we have implemented a work-from-home policy, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented in connection with COVID-19, the impact on our business could be exacerbated.
The full extent of the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations cannot be predicted and may be material. The magnitude will depend on factors beyond our control including actions taken by local, state, national and international governments, non-governmental organizations, the medical community, our tenants, and others. Moreover, risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on February 26, 2020 could be heightened as a result of the impact of the COVID-19 or any other public health crisis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the first quarter of 2020, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes. There were also no share repurchases under the 2019 Share Repurchase Program. See Note 12 – Equity for further discussion.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.11	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.12	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.15	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.17	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.18	Officer’s Certificate, dated as of December 4, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.19	Form of 3.10% Senior Notes due 2029 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: May 19, 2020