Form 10-Q/A
period 2020-03-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2020-05-21
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of VEREIT, Inc., a Maryland corporation and VEREIT Operating Partnership, L.P., a Delaware limited partnership of which VEREIT, Inc. is the sole general partner for the quarter ended March 31, 2020 that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 20, 2020 (the “Form 10-Q”) is to add this Explanatory Note which was inadvertently omitted from the Form 10-Q. As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2020, in accordance with the SEC’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies” dated March 25, 2020 (Release No. 34-88465) (the “Order”), the Company relied on the relief provided by the Order to briefly delay the filing of its Form 10-Q due to circumstances related to the coronavirus (COVID-19). Specifically, the Company disclosed that due to the impact of COVID-19 on the Company, its employees and its tenants, including the impact of the Company’s work from home policy it implemented to protect its employees, the Company’s routine quarterly close process slowed and caused a brief delay in its ability to file the Form 10-Q. The Company disclosed it expected to file, and it did file, its Form 10-Q on May 20, 2020 (which was within the permitted timeframe of the Order).
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
This Amendment does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Form 10-Q other than as set forth above. Capitalized terms used but not defined herein shall have the meaning ascribed to them in the Form 10-Q.

Item 6. Exhibits

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

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

VEREIT, INC.
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

VEREIT OPERATING PARTNERSHIP, L.P.
By: VEREIT, Inc., its sole general partner
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: May 20, 2020