Form 10-Q
period 2020-06-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2020-08-06
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 1,077,942,488 shares of common stock of VEREIT, Inc. outstanding as of July 31, 2020.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2020 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended June 30, 2020

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,705,149	$2,738,679
Buildings, fixtures and improvements	10,117,636	10,200,550
Intangible lease assets	1,891,831	1,904,641
Total real estate investments, at cost	14,714,616	14,843,870
Less: accumulated depreciation and amortization	3,756,132	3,594,247
Total real estate investments, net	10,958,484	11,249,623
Operating lease right-of-use assets	208,037	215,227
Investment in unconsolidated entities	86,300	68,825
Cash and cash equivalents	278,883	12,921
Restricted cash	21,203	20,959
Rent and tenant receivables and other assets, net	382,409	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	48,093	26,957
Total assets	$13,321,182	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,393,652	$1,528,134
Corporate bonds, net	3,404,935	2,813,739
Convertible debt, net	270,152	318,183
Credit facility, net	896,314	1,045,669
Below-market lease liabilities, net	130,208	143,583
Accounts payable and accrued expenses	112,551	126,320
Derivative, deferred rent and other liabilities	161,538	90,349
Distributions payable	85,231	150,364
Operating lease liabilities	215,322	221,061
Total liabilities	6,669,903	6,437,402
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 30,871,246 issued and outstanding as of each of June 30, 2020 and December 31, 2019, respectively	309	309
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 1,077,848,554 and 1,076,845,984 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10,779	10,768
Additional paid-in capital	13,256,288	13,251,962
Accumulated other comprehensive loss	(106,109)	(27,670)
Accumulated deficit	(6,517,303)	(6,399,626)
Total stockholders’ equity	6,643,964	6,835,743
Non-controlling interests	7,315	7,535
Total equity	6,651,279	6,843,278
Total liabilities and equity	$13,321,182	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental	$278,576	$312,043	$577,162	$628,886
Fees from managed partnerships	421	145	1,017	182
Total revenues	278,997	312,188	578,179	629,068
Operating expenses:
Acquisition-related	1,169	985	2,692	1,970
Litigation and non-routine costs, net	(118)	(3,769)	(8,682)	(25,261)
Property operating	29,098	32,503	59,588	64,881
General and administrative	16,120	16,416	31,176	31,262
Depreciation and amortization	110,599	118,022	234,679	254,577
Impairments	12,094	8,308	20,474	20,296
Restructuring	—	290	—	9,366
Total operating expenses	168,962	172,755	339,927	357,091
Other (expenses) income:
Interest expense	(65,613)	(69,803)	(130,309)	(141,057)
Loss on extinguishment and forgiveness of debt, net	(200)	(1,472)	(1,480)	(1,472)
Other income, net	778	3,030	953	2,591
Equity in income of unconsolidated entities	1,497	505	1,743	1,005
Gain on disposition of real estate and real estate assets held for sale, net	8,795	221,755	34,044	232,586
Total other (expenses) income, net	(54,743)	154,015	(95,049)	93,653
Income before taxes	55,292	293,448	143,203	365,630
Provision for income taxes	(1,053)	(1,164)	(2,101)	(2,375)
Net income	54,239	292,284	141,102	363,255
Net income attributable to non-controlling interests (1)	(31)	(6,626)	(86)	(8,293)
Net income attributable to the General Partner	$54,208	$285,658	$141,016	$354,962

Basic and diluted net income per share attributable to common stockholders	$0.04	$0.27	$0.11	$0.33
_______________________________________________

(1)	Represents net income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$54,239	$292,284	$141,102	$363,255
Total other comprehensive loss
Unrealized loss on interest rate derivatives	(6,497)	(16,308)	(85,047)	(27,594)
Reclassification of previous unrealized loss on interest rate derivatives into net income	4,604	99	6,552	196
Total other comprehensive loss	(1,893)	(16,209)	(78,495)	(27,398)

Total comprehensive income	52,346	276,075	62,607	335,857
Comprehensive income attributable to non-controlling interests(1)	(30)	(6,241)	(30)	(7,641)
Total comprehensive income attributable to the General Partner	$52,316	$269,834	$62,577	$328,216
_______________________________________________

(1)	Represents comprehensive income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock				Common Stock
	Number of Shares		Par Value		Number of Shares		Par Value		Additional Paid-In Capital		Accumulated Other Comprehensive Income		Accumulated Deficit		Total Stock-holders’ Equity		Non-Controlling Interests		Total Equity
Balance, January 1, 2020	30,871,246		$309		1,076,845,984		$10,768		$13,251,962		$(27,670)		$(6,399,626)		$6,835,743		$7,535		$6,843,278
Conversion of OP Units to Common Stock	—		—		4,549		1		44		—		—		45		(45)		—
Redemption of Series F Preferred Stock	—		—		—		—		(27)		—		—		(27)		—		(27)
Repurchases of Common Stock to settle tax obligation	—		—		(241,092)		(2)		(2,376)		—		—		(2,378)		—		(2,378)
Equity-based compensation, net	—		—		1,172,038		11		2,844		—		—		2,855		—		2,855
Distributions declared on Common Stock — $0.1375 per common share	—		—		—		—		—		—		(148,194)		(148,194)		—		(148,194)
Distributions to non-controlling interest holders	—		—		—		—		—		—		—		—		(105)		(105)
Dividend equivalents on awards granted under the Equity Plan	—		—		—		—		—		—		(1,628)		(1,628)		—		(1,628)
Distributions to preferred shareholders and unitholders	—		—		—		—		—		—		(12,928)		(12,928)		(19)		(12,947)
Net income	—		—		—		—		—		—		86,808		86,808		55		86,863
Other comprehensive loss	—		—		—		—		—		(76,547)		—		(76,547)		(55)		(76,602)
Balance, March 31, 2020	30,871,246		$309		1,077,781,479		$10,778		$13,252,447		$(104,217)		$(6,475,568)		$6,683,749		$7,366		$6,691,115
Redemption of Series F Preferred Stock	—		—		—		—		(25)		—		—		(25)		—		(25)
Equity-based compensation, net	—		—		67,075		1		4,070		—		—		4,071		—		4,071
Distributions declared on Common Stock — $0.077 per common share	—		—		—		—		—		—		(82,997)		(82,997)		—		(82,997)
Distributions to non-controlling interest holders	—		—		—		—		—		—		—		—		(61)		(61)
Dividend equivalents on awards granted under the Equity Plan	—		—		—		—		—		—		(18)		(18)		—		(18)
Distributions to preferred shareholders and unitholders	—		—		—		—		—		—		(12,928)		(12,928)		(20)		(12,948)
Repurchase of convertible notes	—	—	—	—	—	—	—	—	(204)	—	—	—	—	—	(204)	—	—	—	(204)
Net income	—		—		—		—		—		—		54,208		54,208		31		54,239
Other comprehensive loss	—		—		—		—		—		(1,892)		—		(1,892)		(1)		(1,893)
Balance, June 30, 2020	30,871,246		$309		1,077,848,554		$10,779		$13,256,288		$(106,109)		$(6,517,303)		$6,643,964		$7,315		$6,651,279

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	3,309,808	33	27,511	—	—	27,544	—	27,544
Conversion of OP Units to Common Stock	—	—	—	—	(26)	—	—	(26)	26	—
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	1	—	—	922	—	—	923	(923)	—
Repurchases of Common Stock to settle tax obligation	—	—	(199,083)	(2)	(1,593)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	950,487	10	2,862	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,480)	(133,480)	—	(133,480)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,222)	(1,222)	—	(1,222)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,940)	(17,940)	(33)	(17,973)
Net income	—	—	—	—	—	—	69,304	69,304	1,667	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(10,922)	(267)	(11,189)
Balance, March 31, 2019	42,871,246	$429	971,576,377	$9,716	$12,645,148	$(12,202)	$(5,550,574)	$7,092,517	$140,357	$7,232,874
Issuance of Common Stock, net	—	—	1,773,456	18	14,516	—	—	14,534	—	14,534
Repurchases of Common Stock to settle tax obligation	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	36,066	—	3,883	—	—	3,883	—	3,883
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,841)	(133,841)	—	(133,841)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(44)	(44)	—	(44)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,958)	(17,958)	(15)	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	—	6,429	6,429
Surrender of Limited Partner OP Units	—	—	—	—	(8,520)	—	—	(8,520)	(18,017)	(26,537)
Net income	—	—	—	—	—	—	285,658	285,658	6,626	292,284
Other comprehensive loss	—	—	—	—	—	(15,824)	—	(15,824)	(385)	(16,209)
Balance, June 30, 2019	42,871,246	$429	973,385,899	$9,734	$12,655,018	$(28,026)	$(5,416,759)	$7,220,396	$131,731	$7,352,127

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$141,102	$363,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,902	260,771
Gain on real estate assets, net	(34,303)	(232,597)
Impairments	20,474	20,296
Equity-based compensation	6,926	6,755
Equity in income of unconsolidated entities	(1,743)	(1,005)
Distributions from unconsolidated entities	861	—
Loss on investments	683	464
Loss on derivative instruments	—	58
Non-cash restructuring expense	—	4,048
Loss on extinguishment and forgiveness of debt, net	1,480	1,472
Surrender of Limited Partner OP Units	—	(26,536)
Changes in assets and liabilities:
Investment in direct financing leases	736	821
Rent and tenant receivables, operating lease right-of-use and other assets, net	(30,158)	(9,596)
Accounts payable and accrued expenses	(13,870)	(13,104)
Deferred rent, operating lease and other liabilities	(12,138)	(27,084)
Net cash provided by operating activities	320,952	348,018
Cash flows from investing activities:
Investments in real estate assets	(147,121)	(191,550)
Capital expenditures and leasing costs	(15,665)	(19,695)
Real estate developments	(6,469)	(10,537)
Principal repayments received on mortgage notes receivable	—	88
Investments in unconsolidated entities	(10,066)	(2,767)
Return of investment from unconsolidated entities	970	—
Proceeds from disposition of real estate	204,114	739,873
Investment in leasehold improvements and other assets	(314)	(798)
Deposits for real estate assets	(1,420)	(3,072)
Investments in mezzanine position	(9,959)	—
Proceeds from sale of investments and other assets	—	8,199
Uses and refunds of deposits for real estate assets	4,036	2,946
Proceeds from the settlement of property-related insurance claims	48	334
Net cash provided by investing activities	18,154	523,021
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,032	—
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(135,036)	(175,962)
Proceeds from credit facility	902,000	1,034,000
Payments on credit facility	(1,052,000)	(537,000)
Proceeds from corporate bonds	594,864	—
Redemptions of corporate bonds, including extinguishment costs	(26)	(750,000)
Repurchases of convertible notes, including extinguishment costs	(50,326)	—
Payments of deferred financing costs	(6,946)	(182)
Repurchases of Common Stock to settle tax obligations	(2,378)	(1,604)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	—	42,078
Series F Preferred Stock redemption expenses	(52)	—
Contributions from non-controlling interest holders	—	64
Distributions paid	(324,032)	(303,894)
Net cash used in financing activities	(72,900)	(692,500)
Net change in cash and cash equivalents and restricted cash	$266,206	$178,539

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663

Cash and cash equivalents and restricted cash, end of period	$300,086	$232,202

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758
Restricted cash at beginning of period	20,959	22,905
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663

Cash and cash equivalents at end of period	278,883	211,510
Restricted cash at end of period	21,203	20,692
Cash and cash equivalents and restricted cash at end of period	$300,086	$232,202

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,705,149	$2,738,679
Buildings, fixtures and improvements	10,117,636	10,200,550
Intangible lease assets	1,891,831	1,904,641
Total real estate investments, at cost	14,714,616	14,843,870
Less: accumulated depreciation and amortization	3,756,132	3,594,247
Total real estate investments, net	10,958,484	11,249,623
Operating lease right-of-use assets	208,037	215,227
Investment in unconsolidated entities	86,300	68,825
Cash and cash equivalents	278,883	12,921
Restricted cash	21,203	20,959
Rent and tenant receivables and other assets, net	382,409	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	48,093	26,957
Total assets	$13,321,182	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,393,652	$1,528,134
Corporate bonds, net	3,404,935	2,813,739
Convertible debt, net	270,152	318,183
Credit facility, net	896,314	1,045,669
Below-market lease liabilities, net	130,208	143,583
Accounts payable and accrued expenses	112,551	126,320
Derivative, deferred rent and other liabilities	161,538	90,349
Distributions payable	85,231	150,364
Operating lease liabilities	215,322	221,061
Total liabilities	6,669,903	6,437,402
Commitments and contingencies (Note 10)
General Partner's preferred equity, 30,871,246 General Partner Series F Preferred Units issued and outstanding as of each of June 30, 2020 and December 31, 2019, respectively	434,596	460,504
General Partner's common equity, 1,077,848,554 and 1,076,845,984 General Partner OP Units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6,209,368	6,375,239
Limited Partner's preferred equity, 49,766 Limited Partner Series F Preferred Units issued and outstanding as of each of June 30, 2020 and December 31, 2019, respectively	1,830	1,869
Limited Partner's common equity, 782,170 and 786,719 Limited Partner OP Units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	4,267	4,433
Total partners’ equity	6,650,061	6,842,045
Non-controlling interests	1,218	1,233
Total equity	6,651,279	6,843,278
Total liabilities and equity	$13,321,182	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental	$278,576	$312,043	$577,162	$628,886
Fees from managed partnerships	421	145	1,017	182
Total revenues	278,997	312,188	578,179	629,068
Operating expenses:
Acquisition-related	1,169	985	2,692	1,970
Litigation and non-routine costs, net	(118)	(3,769)	(8,682)	(25,261)
Property operating	29,098	32,503	59,588	64,881
General and administrative	16,120	16,416	31,176	31,262
Depreciation and amortization	110,599	118,022	234,679	254,577
Impairments	12,094	8,308	20,474	20,296
Restructuring	—	290	—	9,366
Total operating expenses	168,962	172,755	339,927	357,091
Other (expenses) income:
Interest expense	(65,613)	(69,803)	(130,309)	(141,057)
Loss on extinguishment and forgiveness of debt, net	(200)	(1,472)	(1,480)	(1,472)
Other income, net	778	3,030	953	2,591
Equity in income of unconsolidated entities	1,497	505	1,743	1,005
Gain on disposition of real estate and real estate assets held for sale, net	8,795	221,755	34,044	232,586
Total other (expenses) income, net	(54,743)	154,015	(95,049)	93,653
Income before taxes	55,292	293,448	143,203	365,630
Provision for income taxes	(1,053)	(1,164)	(2,101)	(2,375)
Net income	54,239	292,284	141,102	363,255
Net loss attributable to non-controlling interests (1)	8	30	15	58
Net income attributable to the OP	$54,247	$292,314	$141,117	$363,313

Basic and diluted net income per unit attributable to common unitholders	$0.04	$0.27	$0.11	$0.33

_______________________________________________

(1)	Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$54,239	$292,284	$141,102	$363,255
Total other comprehensive loss
Unrealized loss on interest rate derivatives	(6,497)	(16,308)	(85,047)	(27,594)
Reclassification of previous unrealized loss on interest rate derivatives into net income	4,604	99	6,552	196
Total other comprehensive loss	(1,893)	(16,209)	(78,495)	(27,398)

Total comprehensive income	52,346	276,075	62,607	335,857
Comprehensive loss attributable to non-controlling interests(1)	8	30	15	58
Total comprehensive income attributable to the OP	$52,354	$276,105	$62,622	$335,915
_______________________________________________

(1)	Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2020	30,871,246	$460,504	49,766	$1,869	1,076,845,984	$6,375,239	786,719	$4,433	$6,842,045	$1,233	$6,843,278
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	4,549	45	(4,549)	(45)	—	—	—
Redemption of Series F Preferred Stock	—	(27)	—	—	—	—	—	—	(27)	—	(27)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(241,092)	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	—	—	1,172,038	2,855	—	—	2,855	—	2,855
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(148,194)	—	(105)	(148,299)	—	(148,299)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,628)	—	—	(1,628)	—	(1,628)
Distributions to Series F Preferred Units	—	(12,928)	—	(19)	—	—	—	—	(12,947)	—	(12,947)
Net income (loss)	—	—	—	—	—	86,808	—	62	86,870	(7)	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(55)	(76,602)	—	(76,602)
Balance, March 31, 2020	30,871,246	$447,549	49,766	$1,850	1,077,781,479	$6,236,200	782,170	$4,290	$6,689,889	$1,226	$6,691,115
Redemption of Series F Preferred Stock	—	(25)	—	—	—	—	—	—	(25)	—	(25)
Equity-based compensation, net	—	—	—	—	67,075	4,071	—	—	4,071	—	4,071
Distributions to Common OP Units and non-controlling interests —$0.077 per common unit	—	—	—	—	—	(82,997)	—	(61)	(83,058)	—	(83,058)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(18)	—	—	(18)	—	(18)
Distributions to Series F Preferred Units	—	(12,928)	—	(20)	—	—	—	—	(12,948)	—	(12,948)
Repurchase of convertible notes	—	—	—	—	—	(204)	—	—	(204)	—	(204)
Net income (loss)	—	—	—	—	—	54,208	—	39	54,247	(8)	54,239
Other comprehensive loss	—	—	—	—	—	(1,892)	—	(1)	(1,893)	—	(1,893)
Balance, June 30, 2020	30,871,246	$434,596	49,766	$1,830	1,077,848,554	$6,209,368	782,170	$4,267	$6,650,061	$1,218	$6,651,279

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2019	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	3,309,808	27,544	—	—	27,544	—	27,544
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	—	(26)	—	26	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—	—	—	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(199,083)	(1,595)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	—	—	950,487	2,872	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	64	64
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,480)	—	(3,262)	(136,742)	—	(136,742)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Distributions to Series F Preferred Units	—	(17,940)	—	(33)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	69,304	—	1,695	70,999	(28)	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(267)	(11,189)	—	(11,189)
Balance, March 31, 2019	42,871,246	$693,308	49,766	$1,927	971,576,377	$6,399,209	23,715,908	$137,123	$7,231,567	$1,307	$7,232,874
Issuance of common OP Units, net	—	—	—	—	1,773,456	14,534	—	—	14,534	—	14,534
Repurchases of common OP Units to settle tax obligation	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	—	—	36,066	3,883	—	—	3,883	—	3,883
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(133,841)	—	(3,264)	(137,105)	—	(137,105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Distributions to Series F Preferred Units	—	(17,958)	—	(15)	—	—	—	—	(17,973)	—	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	6,429	6,429	—	6,429
Surrender of Limited Partner OP Units	—	—	—	—	—	(8,520)	(2,922,445)	(18,017)	(26,537)	—	(26,537)
Net income (loss)	—	—	—	—	—	285,658	—	6,656	292,314	(30)	292,284
Other comprehensive loss	—	—	—	—	—	(15,824)	—	(385)	(16,209)	—	(16,209)
Balance, June 30, 2019	42,871,246	$675,350	49,766	$1,912	973,385,899	$6,545,046	20,793,463	$128,542	$7,350,850	$1,277	$7,352,127

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$141,102	$363,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,902	260,771
Gain on real estate assets, net	(34,303)	(232,597)
Impairments	20,474	20,296
Equity based compensation	6,926	6,755
Equity in income of unconsolidated entities	(1,743)	(1,005)
Distributions from unconsolidated entities	861	—
Loss on investments	683	464
Loss on derivative instruments	—	58
Non-cash restructuring expense	—	4,048
Loss on extinguishment and forgiveness of debt, net	1,480	1,472
Surrender of Limited Partner OP Units	—	(26,536)
Changes in assets and liabilities:
Investment in direct financing leases	736	821
Rent and tenant receivables, operating lease right-of-use and other assets, net	(30,158)	(9,596)
Accounts payable and accrued expenses	(13,870)	(13,104)
Deferred rent, operating lease and other liabilities	(12,138)	(27,084)
Net cash provided by operating activities	320,952	348,018
Cash flows from investing activities:
Investments in real estate assets	(147,121)	(191,550)
Capital expenditures and leasing costs	(15,665)	(19,695)
Real estate developments	(6,469)	(10,537)
Principal repayments received on mortgage notes receivable	—	88
Investments in unconsolidated entities	(10,066)	(2,767)
Return of investment from unconsolidated entities	970	—
Proceeds from disposition of real estate	204,114	739,873
Investment in leasehold improvements and other assets	(314)	(798)
Deposits for real estate assets	(1,420)	(3,072)
Investments in mezzanine position	(9,959)	—
Proceeds from sale of investments and other assets	—	8,199
Uses and refunds of deposits for real estate assets	4,036	2,946
Proceeds from the settlement of property-related insurance claims	48	334
Net cash provided by investing activities	18,154	523,021
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,032	—
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(135,036)	(175,962)
Proceeds from credit facility	902,000	1,034,000
Payments on credit facility	(1,052,000)	(537,000)
Proceeds from corporate bonds	594,864	—
Redemptions of corporate bonds, including extinguishment costs	(26)	(750,000)
Repurchases of convertible notes, including extinguishment costs	(50,326)	—
Payments of deferred financing costs	(6,946)	(182)
Repurchases of Common Stock to settle tax obligations	(2,378)	(1,604)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	—	42,078
Series F Preferred Stock redemption expenses	(52)	—
Contributions from non-controlling interest holders	—	64
Distributions paid	(324,032)	(303,894)
Net cash used in financing activities	(72,900)	(692,500)
Net change in cash and cash equivalents and restricted cash	$266,206	$178,539

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663

Cash and cash equivalents and restricted cash, end of period	$300,086	$232,202

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758
Restricted cash at beginning of period	20,959	22,905
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663

Cash and cash equivalents at end of period	278,883	211,510
Restricted cash at end of period	21,203	20,692
Cash and cash equivalents and restricted cash at end of period	$300,086	$232,202

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited)

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of June 30, 2020. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income and statements of changes in equity. In addition, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each annual reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of each of June 30, 2020 and December 31, 2019, there were approximately 0.8 million Limited Partner OP Units issued and outstanding, and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
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
Reclassification
The fees from managed partnerships, which are fees earned from the Company’s unconsolidated joint venture entities, previously included in other income (loss), net have been presented in its own line item for prior periods presented to be consistent with the current year presentation.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and six months ended June 30, 2020, rental revenue was reduced by $13.2 million and $18.5 million, respectively, which included (i) $2.1 million and $1.5 million, respectively, of an increase to the general allowance, (ii) $7.4 million and $9.4 million, respectively, for amounts not probable of collection, and (iii) $3.7 million and $7.6 million, respectively, for straight-line rent receivables. Of the $13.2 million reduction to rental revenue for the three months ended June 30, 2020, $8.4 million was related to the impact of the novel coronavirus (“COVID-19”) pandemic, of which $0.9 million represented an increase to the general allowance, $3.8 million represented amounts not probable of collection, and $3.7 million was for straight-line rent receivables.
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases.
Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
The FASB issued a question-and-answer document, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic for concessions related to the effects of COVID-19 that provide a deferral of payments with no substantive changes to the consideration of the original contract allows an entity to elect to not analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and to elect to apply or not apply the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), to those contracts (the “COVID-19 Lease Concessions Relief”). For eligible concessions, the Company has elected not to apply the lease modification guidance in ASC 842. As such, the Company accounts for eligible deferral concessions as if there were no changes made to the lease agreement and, accordingly, continues to recognize income and increases the lease receivable. Ineligible concessions are accounted for as a lease modification under ASC 842, which requires the Company to reevaluate the lease classification and remeasure and reallocate the consideration over the remaining lease term, and include any prepaid rent liabilities and accrued rent assets relating to the original lease as part of the lease payments for the modified lease.
During the three months ended June 30, 2020, the Company had $3.6 million of rental revenue related to deferral agreements executed through June 30, 2020 and $5.3 million related to deferral agreements executed from July 1, 2020 through July 27, 2020, which qualify for the COVID-19 Lease Concessions Relief. The Company did not record rental revenue for $11.2 million of second quarter rental revenue abated pursuant to lease amendments executed through June 30, 2020, which increased the weighted average lease term for the related properties.
Fees from Managed Partnerships
The Company provides various services to our unconsolidated joint venture entities in exchange for fees. Total asset and property management and acquisition fees earned in connection with these entities was $0.4 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.0 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Litigation and non-routine costs, net
The Company has incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company’s insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and non-routine costs, net include the following costs and recoveries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Litigation and non-routine costs, net:
Audit Committee Investigation and related matters (1) (2)	$(118)	$22,767	$(6,211)	$37,458
Legal fees and expenses	—	—	—	2
Litigation settlements	—	—	—	12,235
Total costs	(118)	22,767	(6,211)	49,695
Insurance recoveries	—	—	(2,471)	(48,420)
Other recoveries (3)	—	(26,536)	—	(26,536)
Total	$(118)	$(3,769)	$(8,682)	$(25,261)
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

(2)	The negative balance for the three and six months ended June 30, 2020 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

(3)	Represents the surrender of 2.9 million Limited Partner OP Units in connection with an SEC settlement entered into by principals of the Company’s former external manager.
Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of June 30, 2020, the General Partner had cumulatively awarded under its Equity Plan approximately 18.0 million shares of Common Stock, which was comprised of 4.0 million restricted share awards (“Restricted Shares”), net of the forfeiture of 3.7 million Restricted Shares through that date, 7.9 million restricted stock units (“Restricted Stock Units”), net of the forfeiture/cancellation of 2.0 million Restricted Stock Units through that date, 0.8 million deferred stock units (“Deferred Stock Units”), and 5.3 million stock options (“Stock Options”), net of forfeiture/cancellation of 0.3 million Stock Options through that date. Accordingly, as of such date, approximately 95.1 million additional shares were available for future issuance, excluding the effect of the 5.3 million Stock Options. At June 30, 2020, a total of 45,000 shares were awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.
The following is a summary of equity-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted Shares	$—	$—	$—	$77
Time-Based Restricted Stock Units (1)	1,397	1,234	2,782	2,484
Long-Term Incentive-Based Restricted Stock Units	1,401	1,383	2,500	2,612
Deferred Stock Units	947	947	1,019	1,018
Stock Options	326	319	625	564
Total	$4,071	$3,883	$6,926	$6,755
___________________________________

(1)	Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of June 30, 2020, total unrecognized compensation expense related to these awards was approximately $21.9 million, with an aggregate weighted-average remaining term of 2.5 years.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Restructuring
During the six months ended June 30, 2020, there were no restructuring expenses recorded. During the six months ended June 30, 2019, the Company’s obligation to provide certain transition services for CCA Acquisition, LLC (the “Cole Purchaser”) terminated in accordance with the terms of a services agreement (the “Services Agreement”) with the Cole Purchaser and the Company recorded $9.4 million of restructuring expenses related to the reorganization of its business.
Recent Accounting Pronouncements
Financial Instruments - Credit Losses
The Company adopted ASU 2016-13, Financial Instruments – Credit Losses and subsequent amendments (collectively Topic 326), effective January 1, 2020. Topic 326 was intended to improve financial reporting by requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income and required that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that was deducted from the amortized cost basis. The amendments in Topic 326 required the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminated the “incurred loss” methodology under current U.S. GAAP.
Upon adoption, the Company determined the following to be within the scope of Topic 326: (i) investments in direct financing leases and (ii) other immaterial miscellaneous short term receivables. Due to the short term nature and collection history of the direct financing leases and management fee receivables and the creditworthiness of the direct financing lease tenants, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Reference Rate Reform
During the first quarter of 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-Bank Offer Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the six months ended June 30, 2020, the Company acquired controlling financial interests in 25 commercial properties for an aggregate purchase price of $147.1 million (the “2020 Acquisitions”), which includes one land parcel for build-to-suit development, further discussed below and $0.9 million of external acquisition-related expenses that were capitalized.
During the six months ended June 30, 2019, the Company acquired controlling financial interests in 33 commercial properties for an aggregate purchase price of $200.5 million (the “2019 Acquisitions”), which includes $1.0 million of external acquisition-related expenses that were capitalized.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Real estate investments, at cost:
Land	$19,953	$40,460
Buildings, fixtures and improvements	95,728	135,182
Total tangible assets	115,681	175,642
Acquired intangible assets:
In-place leases and other intangibles (1)	15,739	24,817
Above-market leases (2)	15,701	—
Total purchase price of assets acquired	$147,121	$200,459

____________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles is 18.1 years and 15.8 years for 2020 Acquisitions and 2019 Acquisitions, respectively.

(2)	The weighted average amortization period for acquired above-market leases is 20.1 years for 2020 Acquisitions.
As of June 30, 2020, the Company invested $23.4 million, including $0.3 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $21.4 million, and the project is expected to be completed within the next 12 months.
Property Dispositions and Real Estate Assets Held for Sale
During the six months ended June 30, 2020, the Company disposed of 47 properties, including the sale of two consolidated properties to the office partnership, for an aggregate gross sales price of $219.2 million, of which our share was $216.7 million after the profit participation payments related to the disposition of three Red Lobster properties. The dispositions resulted in proceeds of $204.1 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $34.2 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the six months ended June 30, 2019, the Company disposed of 75 properties, including the sale of six consolidated properties to the industrial partnership for an aggregate gross sales price of $809.2 million, of which our share was $796.4 million after the profit participation payment related to the disposition of 23 Red Lobster properties. The dispositions resulted in proceeds of $739.9 million after closing costs and contributions to the industrial partnership. The Company recorded a gain of $233.4 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of June 30, 2020, there were eight properties classified as held for sale with a carrying value of $48.1 million, included in real estate assets held for sale, net, primarily comprised of land of $2.5 million and building, fixtures and improvements, net of $41.7 million, in the accompanying consolidated balance sheets, and are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2019, there were five properties classified as held for sale. During the six months ended June 30, 2020, the Company recorded a loss of $0.2 million related to held for sale properties. During the six months ended June 30, 2019 the Company recorded a loss of $0.8 million related to held for sale properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	June 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $787,231 and $748,689, respectively	16.1	$788,686	$854,196
Leasing commissions, net of accumulated amortization of $6,409 and $6,027, respectively	7.5	18,790	17,808
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $120,510 and $112,438, respectively	16.8	170,205	165,483
Total intangible lease assets, net		$977,681	$1,037,487

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $106,116 and $99,315, respectively	19.2	$130,208	$143,583

The aggregate amount of amortization of above‑ and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $1.5 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $73.3 million and $65.8 million for the six months ended June 30, 2020 and 2019, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2020 (in thousands):

	Remainder of 2020	2021	2022	2023	2024	2025
In-place leases and other intangibles:
Total projected to be included in amortization expense	$57,571	$107,490	$93,814	$83,671	$73,403	$61,429
Leasing commissions:
Total projected to be included in amortization expense	1,317	2,461	2,360	2,085	1,867	1,599
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	9,962	19,519	18,708	17,764	16,393	14,921
Below-market lease liabilities:
Total projected to be included in rental revenue	8,320	14,947	13,255	12,533	10,686	9,467

Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the consolidated joint venture had total assets of $33.6 million and $32.5 million, respectively, of which $30.0 million and $29.6 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $15.2 million and $14.3 million as of June 30, 2020 and December 31, 2019, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company is generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Unconsolidated Joint Ventures
The following is a summary of the Company’s investments in unconsolidated joint ventures as of June 30, 2020 and December 31, 2019 and for the six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

			Carrying Amount of Investment		Equity in Income
					Six Months Ended
Investment	Ownership % (1)	Number of Properties	June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2019
Faison JV Bethlehem GA (2)	90%	1	$41,076	$40,416	$1,197	$1,035
Industrial Partnership (3)	20%	6	35,257	28,409	347	(30)
Office Partnership (4)	20%	3	9,967	—	199	—
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

(2)
The total carrying amount of the investment was greater than the underlying equity in net assets by $4.6 million and $4.7 million as of June 30, 2020 and December 31, 2019, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment asset acquired in connection with mergers. The step up in fair value was allocated to the individual investment asset and is being amortized in accordance with the Company’s depreciation policy.

(3)	During the six months ended June 30, 2020, the Company made a capital contribution to the industrial partnership, in anticipation of the acquisition of a property.

(4)	During the six months ended June 30, 2020, the office partnership acquired one property from a third party for a purchase price of $33.1 million.
The unconsolidated joint ventures had total aggregate debt outstanding of $341.8 million as of June 30, 2020, which is non-recourse to the Company, as discussed in Note 6 – Debt. There was $269.3 million of debt outstanding related to the unconsolidated joint ventures as of December 31, 2019.
The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreements, which include provisions for when additional contributions may be required to fund certain cash shortfalls, including the Company’s share of expansion project capital expenditures.
Note 4 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Straight-line rent receivable	$266,823	$266,195
Accounts receivable	64,791	41,556
Mezzanine position	9,959	—
Deferred costs, net (1)	6,927	7,208
Investment in direct financing leases, net	8,579	9,341
Investment in Cole REITs (2)	6,867	7,552
Prepaid expenses	6,538	3,453
Leasehold improvements, property and equipment, net (3)	4,317	4,809
Other assets, net	7,608	8,281
Total	$382,409	$348,395
___________________________________

(1)
Amortization expense for deferred costs related to the revolving credit facilities totaled $0.8 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $51.2 million and $49.8 million as of June 30, 2020 and December 31, 2019, respectively.

(2)
The Company has interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”), (collectively, the “Cole REITs”) and carries these investments at fair value. During the six months ended June 30, 2020, the Company recognized a loss of $0.7 million related to the change in fair value, which is included in other income, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

(3)
Amortization expense for leasehold improvements totaled $0.1 million for each of the three months ended June 30, 2020 and 2019, and $0.3 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively, with no related write-offs. Accumulated amortization was $3.1 million and $2.8 million as of June 30, 2020 and December 31, 2019, respectively. Depreciation expense for property and equipment totaled $0.3 million for each of the three months ended June 30, 2020 and 2019, with no related write-offs. Depreciation expense for property and equipment totaled $0.6 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, inclusive of write-offs of less than $0.1 million for six months ended June 30, 2019. Accumulated depreciation was $6.0 million and $5.4 million as of June 30, 2020 and December 31, 2019, respectively.

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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2020
Assets:
Investment in Cole REITs	$—	$—	$6,867	$6,867
Liabilities:
Derivative liabilities	$—	$(106,520)	$—	$(106,520)

	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Assets:
Derivative assets	$—	$250	$—	$250
Investment in Cole REITs	—	—	7,552	7,552
Total assets	$—	$250	$7,552	$7,802
Liabilities:
Derivative liabilities	$—	$(28,081)	$—	$(28,081)

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Cole REITs – The fair values of CCIT II, CCIT III and CCPT V were estimated using the net asset value per share, as most recently disclosed by each applicable REIT. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2020 and 2019 (in thousands):

Investment in Cole REITs
Beginning balance, January 1, 2020	$7,552
Unrealized loss included in other income, net	(685)
Ending Balance, June 30, 2020	$6,867

Beginning balance, January 1, 2019	$7,844
Unrealized loss included in other income, net	(292)
Ending Balance, June 30, 2019	$7,552
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate Investments – The Company performs quarterly impairment review procedures for real estate investments and investments in unconsolidated entities, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 38 properties were deemed to be impaired resulting in impairment charges of $20.5 million during the six months ended June 30, 2020. The impairment charges relate to certain retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy during the six months ended June 30, 2020, were identified by management for potential sale or were determined would not be re-leased by the tenant.
As a result of the COVID-19 pandemic, the Company considered whether there was any indication of impairment for properties that did not otherwise have potential impairment indicators and did not identify additional properties as of June 30, 2020. Based on the Company’s expected holding period for the properties and the economic conditions as of June 30, 2020, the Company believes that their carrying values are recoverable. However, the COVID-19 pandemic has negatively impacted the businesses of certain of our tenants so the Company continues to monitor for circumstances and events in future periods, which may result in impairment charges.
During the six months ended June 30, 2019, net real estate assets related to 42 properties, were deemed to be impaired resulting in impairment charges of $20.3 million. The impairment charges related to certain office, retail and restaurant properties that, during the six months ended June 30, 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased by the tenant and the Company believed the property would not be leased to another tenant at a rental rate that supports the current book value.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2020, the Company used a range of discount rates from 7.9% to 8.4% with a weighted-average rate of 8.2% and capitalization rates from 7.4% to 7.9% with a weighted-average rate of 7.7%.
Goodwill – The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable.
As a result of a decrease in the Company’s stock price during the six months ended June 30, 2020, the Company assessed its goodwill for impairment as of June 30, 2020, which resulted in no impairments. The Company continues to monitor factors that may impact the fair value of goodwill including, but not limited to, market comparable company multiples, interest rates, and global economic conditions.
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

	Level	Carrying Amount at June 30, 2020	Fair Value at June 30, 2020	Carrying Amount at December 31, 2019	Fair Value at December 31, 2019
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,400,317	$1,446,194	$1,535,918	$1,590,915
Corporate bonds, net	2	3,435,016	3,575,898	2,839,581	3,022,087
Convertible debt, net	2	270,872	269,512	319,947	327,237
Credit facility	2	900,000	900,000	1,050,000	1,050,000
Total liabilities		$6,006,205	$6,191,604	$5,745,446	$5,990,239
_______________________________________________

(1)	Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Note 6 – Debt
As of June 30, 2020, the Company had $6.0 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.8 years and a weighted-average interest rate of 4.20%. The following table summarizes the carrying value of debt as of June 30, 2020 and December 31, 2019, and the debt activity for the six months ended June 30, 2020 (in thousands):

		Six Months Ended June 30, 2020
	Balance as of December 31, 2019	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2020
Mortgage notes payable:
Outstanding balance	$1,529,057	$1,032	$(133,657)	$—	$1,396,432
Net premiums (1)	6,861	—	(216)	(2,760)	3,885
Deferred costs	(7,784)	—	65	1,054	(6,665)
Mortgages notes payable, net	1,528,134	1,032	(133,808)	(1,706)	1,393,652

Corporate bonds:
Outstanding balance	2,850,000	600,000	—	—	3,450,000
Discount (2)	(10,419)	(5,136)	—	571	(14,984)
Deferred costs	(25,842)	(5,908)	—	1,669	(30,081)
Corporate bonds, net	2,813,739	588,956	—	2,240	3,404,935

Convertible debt:
Outstanding balance	321,802	—	(50,169)	—	271,633
Discount (2)	(1,855)	—	140	954	(761)
Deferred costs	(1,764)	—	133	911	(720)
Convertible debt, net	318,183	—	(49,896)	1,865	270,152

Credit facility:
Outstanding balance	1,050,000	902,000	(1,052,000)	—	900,000
Deferred costs (3)	(4,331)	—	—	645	(3,686)
Credit facility, net	1,045,669	902,000	(1,052,000)	645	896,314

Total debt	$5,705,725	$1,491,988	$(1,235,704)	$3,044	$5,965,053
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of June 30, 2020 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	313	$1,877,744	$1,381,184	5.02%		2.5
Variable-rate debt	1	30,018	15,248	3.50%	(4)	0.1
Total (5)	314	$1,907,762	$1,396,432	5.00%		2.5
____________________________________

(1)	Net carrying value is real estate assets, including investment in direct financing leases, net of real estate liabilities.

(2)
Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

(3)	Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.

(4)	Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of June 30, 2020.

(5)	The table above does not include mortgage notes associated with unconsolidated joint ventures of $341.8 million, which are non-recourse to the Company.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At June 30, 2020, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to June 30, 2020 (in thousands):

Total
July 1, 2020 - December 31, 2020	$78,261
2021	299,015
2022	266,951
2023	124,217
2024	621,021
2025	1,078
Thereafter	5,889
Total	$1,396,432

Corporate Bonds
As of June 30, 2020, the OP had $3.45 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance June 30, 2020	Interest Rate	Maturity Date
2024 Senior Notes	$500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
2028 Senior Notes	600,000	3.400%	January 15, 2028
2029 Senior Notes	600,000	3.100%	December 15, 2029
Total balance and weighted-average interest rate	$3,450,000	4.069%

On June 29, 2020, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.40% Senior Notes due 2028 (the “2028 Senior Notes”).

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. If the redemption date is 60 or fewer days prior to the maturity date with respect to the 2025 Senior Notes, 90 or fewer days prior to the maturity date with respect to the 2024 Senior Notes, the 2026 Senior Notes, the 2027 Senior Notes and the 2029 Senior Notes, or on or after November 15, 2027, with respect to the 2028 Senior Notes, the redemption price will equal 100% of the principal amount of the Senior Notes of the applicable series to be redeemed, plus accrued and unpaid interest on the amount being redeemed to, but excluding, the applicable redemption date. The Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of June 30, 2020, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
On June 25, 2020, the Company repurchased $50.2 million of its 3.75% Convertible Senior Notes due 2020. As of June 30, 2020, the Company’s 2020 Convertible Notes had a balance of $271.6 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.1 million and the unamortized discount of $0.8 million. The discount will be amortized over the remaining term of 0.5 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of June 30, 2020, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the six months ended June 30, 2020 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of June 30, 2020.
Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion. On May 27, 2020, the Operating Partnership and the Company, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) which, among other things, modifies the measurement period for certain financial covenants (and relevant associated definitions) from either the prior quarterly period annualized or the prior six month period to the four consecutive fiscal quarter period most recently ending.
As of June 30, 2020, no amounts were outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of June 30, 2020, there were no letters of credit outstanding.
The Revolving Credit Facility generally bears interest at an annual rate of LIBOR plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Credit Facility Term Loan generally bears interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates. The Credit Facility Term Loan interest rate was 3.59% as of June 30, 2020, pursuant to the terms of the related swap agreements discussed in Note 7 – Derivatives and Hedging Activities.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

In the event of default, at the election of a majority of the lenders (or automatically upon a bankruptcy event of default with respect to the OP or the General Partner), the commitments of the lenders under the Credit Facility will terminate, and payment of any unpaid amounts in respect of the Credit Facility will be accelerated. The Revolving Credit Facility terminates on May 23, 2022, unless extended in accordance with the terms of the Credit Agreement. The Credit Agreement provides for two six-month extension options with respect to the Revolving Credit Facility, exercisable at the OP’s election and subject to certain customary conditions, as well as certain customary “amend and extend” provisions. The outstanding Credit Facility Term Loan matures on May 23, 2023. At any time, upon timely notice by the OP and subject to any breakage fees, the OP may prepay borrowings under the Credit Facility (subject to certain limitations applicable to the prepayment of any loans obtained through an interest rate auction, as described above). The OP incurs a facility fee equal to 0.10% to 0.30% per annum (based upon the General Partner’s then current credit rating) multiplied by the commitments (whether or not utilized) in respect of the Revolving Credit Facility. The OP also incurs customary administrative agent, letter of credit issuance, letter of credit fronting, extension and other fees.
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2020.
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
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$250
Interest rate swaps	Derivative, deferred rent and other liabilities	$(106,520)	$(28,081)

During the three and six months ended June 30, 2020, the Company recorded unrealized losses of $6.5 million and $85.0 million, respectively, and losses of $16.3 million and $27.6 million, respectively, for the three and six months ended June 30, 2019 for changes in the fair value of the cash flow hedges in accumulated other comprehensive income.
The Company reclassified previous losses of $4.6 million and $6.6 million for the three and six months ended June 30, 2020, respectively, and losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $24.4 million will be reclassified from other comprehensive income as an increase to interest expense.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of June 30, 2020 and December 31, 2019 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020	$—	$(106,520)	$—	$—	$(106,520)	$—	$—	$(106,520)
December 31, 2019	$250	$(28,081)	$—	$250	$(28,081)	$—	$—	$(27,831)

Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of June 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these agreements, it could have been required to settle its obligations under the agreements at their aggregate termination value of $107.3 million at June 30, 2020.
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures:
Cash paid for interest	$126,173	$147,317
Cash paid for income taxes	$3,885	$3,962
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$13,513	$8,551
Real estate contributions to industrial partnership and office partnership	$7,494	$29,577
Distributions declared and unpaid	$85,231	$143,306
Distributions payable relinquished	$—	$6,429
Real estate investments received from lease related transactions	$259	$—
Exchange of real estate investments	$—	$8,900

Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Accrued interest	$31,695	$31,925
Accrued real estate and other taxes	28,174	25,320
Accrued legal fees and litigation settlements	8,586	25,571
Accounts payable	5,697	1,779
Accrued other	38,399	41,725
Total	$112,551	$126,320

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
On November 18, 2019, the Company announced it had reached agreement with the staff of the Enforcement Division of the SEC on the material terms of a negotiated resolution relating to the SEC's investigation of the matters disclosed in the Company's October 29 8-K. The agreement with the SEC staff, which was approved by the SEC's Commissioners on June 23, 2020, required payment of $8.0 million as a civil penalty, which payment was made by the Company subsequent to quarter end.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Note 11 – Leases
Lessor
The Company is the lessor for its 3,836 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.03 years to 24.6 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed:
Cash rent (1)	$253,117	$277,324	$522,702	$559,899
Straight-line rent (2)	3,404	8,043	5,458	15,455
Lease intangible amortization	(788)	(611)	(1,536)	(1,342)
Property operating cost reimbursements	1,363	1,422	2,791	2,886
Sub-lease (3)	5,279	5,282	10,543	10,771
Total fixed	262,375	291,460	539,958	587,669

Variable (4)	16,039	20,372	36,852	40,789
Income from direct financing leases	162	211	352	428
Total rental revenue	$278,576	$312,043	$577,162	$628,886
____________________________________

(1)
For the three months ended June 30, 2020, includes rental revenue that represents deferred rent of $3.6 million related to deferral agreements executed through June 30, 2020, and $5.3 million related to deferral agreements executed from July 1, 2020 through July 27, 2020, which qualify for the COVID-19 Lease Concessions Relief. For the three months ended June 30, 2020, cash rent was negatively impacted by (i) $11.2 million of abated rental revenue pursuant to lease amendments executed through June 30, 2020, which increased the weighted average lease term for the related properties and (ii) a reduction to rental revenue of $4.7 million that was related to the impact of the COVID-19 pandemic, of which $0.9 million represented an increase to the general allowance for rental revenue that the Company believes it may abate as a result of lease amendments and $3.8 million represented amounts not probable of collection at June 30, 2020 and rental revenue will be recognized as cash is received.

(2)
For the three months ended June 30, 2020, was negatively impacted by a reduction to rental revenue that was related to the impact of the COVID-19 pandemic of $3.7 million of straight-line rent receivables.

(3)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.

(4)	Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of June 30, 2020 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
July 1, 2020 - December 31, 2020	$509,142	$1,068
2021	1,046,102	2,014
2022	984,711	1,925
2023	920,421	1,565
2024	848,833	510
2025	743,217	169
Thereafter	4,556,368	655
Total	$9,608,794	$7,906
____________________________________

(1)
Related to 19 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.

Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.1 years to 79.1 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 16.1 years as of June 30, 2020. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.99% as of June 30, 2020. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
The following table presents the lease expense components for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost (1)	$6,135	$5,418	$13,710	$12,396
Sublease income (2)	$(5,279)	$(5,282)	$(10,543)	$(10,771)
___________________________________

(1)	No cash paid for operating lease liabilities was capitalized.

(2)	The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $2.8 million and operating lease liabilities by $3.1 million, for non-cash activity related to dispositions and lease modifications during the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company increased the right-of-use assets and operating lease liabilities each by less than $0.1 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of June 30, 2020 (in thousands).

Future Minimum Lease Payments
July 1, 2020 - December 31, 2020	$10,751
2021	22,092
2022	21,936
2023	21,590
2024	21,048
2025	20,569
Thereafter	206,547
Total	324,533
Less: imputed interest	109,211
Total	$215,322

Note 12 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of June 30, 2020, the General Partner had approximately 1.1 billion shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 1.1 billion General Partner OP Units issued and outstanding as of June 30, 2020, corresponding to the General Partner’s outstanding shares of Common Stock.
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
There were no issuances under the ATM Program during the six months ended June 30, 2020. As of June 30, 2020, the Company had $663.3 million available to be sold under the ATM Program.
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
As of June 30, 2020, there were approximately 30.9 million shares of Series F Preferred Stock, approximately 30.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding. On June 22, 2020, the Company issued notice that it would redeem $150.0 million of Series F Preferred Stock, plus accrued and unpaid dividends thereon.
Limited Partner OP Units
As of June 30, 2020 the Operating Partnership had approximately 0.8 million Limited Partner OP Units outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Common Stock Dividends
On May 18, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.077 per share of Common Stock for the second quarter of 2020 to stockholders of record as of June 30, 2020, which was paid on July 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Share Repurchase Program
The Company has a share repurchase program (the “2019 Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the 2019 Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The 2019 Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the 2019 Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2019 Share Repurchase Program during the six months ended June 30, 2020. As of June 30, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.
Note 13 – Net Income (Loss) Per Share/Unit
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income per share computation for the General Partner for the three and six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$54,239	$292,284	$141,102	$363,255
Net income attributable to non-controlling interests	(31)	(6,626)	(86)	(8,293)
Net income attributable to the General Partner	54,208	285,658	141,016	354,962
Dividends to preferred shares and units	(12,948)	(17,973)	(25,896)	(35,946)
Net income available to common stockholders used in basic net income per share	41,260	267,685	115,120	319,016
Income attributable to limited partners	39	6,656	101	8,351
Net income used in diluted net income per share	$41,299	$274,341	$115,221	$327,367

Weighted average number of Common Stock outstanding - basic	1,078,366,566	973,723,139	1,078,152,183	971,106,256
Effect of Limited Partner OP Units and dilutive securities	1,186,500	26,054,596	1,370,957	25,636,664
Weighted average number of common shares - diluted	1,079,553,066	999,777,735	1,079,523,140	996,742,920

Basic and diluted net income per share attributable to common stockholders	$0.04	$0.27	$0.11	$0.33

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three and six months ended June 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$54,239	$292,284	$141,102	$363,255
Net loss attributable to non-controlling interests	8	30	15	58
Net income attributable to the Operating Partnership	54,247	292,314	141,117	363,313
Dividends to preferred units	(12,948)	(17,973)	(25,896)	(35,946)
Net income used in basic and diluted net income per unit	$41,299	$274,341	$115,221	$327,367

Weighted average number of common units outstanding - basic	1,079,148,736	997,406,933	1,078,934,928	994,806,018
Effect of dilutive securities	404,330	2,370,802	588,212	1,936,902
Weighted average number of common units - diluted	1,079,553,066	999,777,735	1,079,523,140	996,742,920

Basic and diluted net income per unit attributable to common unitholders	$0.04	$0.27	$0.11	$0.33

Note 14 – Subsequent Events
Real Estate Investment Activity
From July 1, 2020 through July 22, 2020 the Company disposed of three properties, for an aggregate gross sales price of $1.1 million, of which two properties were held for sale with an aggregate carrying value of $1.1 million as of June 30, 2020, and an estimated loss of $0.4 million.
There were no acquisitions from July 1, 2020 through July 22, 2020.
Series F Preferred Stock Redemption
On July 22, 2020, the Company redeemed 6.0 million shares of Series F Preferred Stock, representing approximately 19.44% of the issued and outstanding shares of Series F Preferred Stock. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends.
Common Stock Dividend
On August 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.077 per share of Common Stock for the third quarter of 2020 to stockholders of record as of September 30, 2020, which will be paid on October 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On August 5, 2020, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for October 2020 through December 2020 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
September 15, 2020 - October 14, 2020	October 1, 2020	October 15, 2020
October 15, 2020 - November 14, 2020	November 1, 2020	November 16, 2020
November 15, 2020 - December 14, 2020	December 1, 2020	December 15, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see "Risk Factors" in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I – Financial Information,” including the notes to the consolidated financial statements contained therein.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including acquisitions, rent receipts, rent relief requests and rent relief granted, debt levels, maturities and refinancings, liquidity, the payment of future dividends and the impact of the coronavirus (COVID-19) on our business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. Further, information regarding historical rent collections should not serve as an indication of future rent collection. These factors include, among other things, those discussed below. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	The uncertain duration and extent of the impact of COVID-19 on our business and the businesses of our tenants (including their ability to timely make rental payments) and the economy generally.

•	Federal, state or local legislation or regulation that could impact the timely payment of rent by tenants in light of COVID-19.

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	We may be subject to risks accompanying the management of our industrial and office partnerships.

•	Our properties may be subject to impairment charges.

•
We could be subject to unexpected costs or liabilities that may arise from potential dispositions, including related to limited partnership, tenant-in-common and Delaware statutory trust real estate programs (“1031 real estate programs”) and our management of such programs.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties including that we may be unable to acquire, dispose of, or lease properties on advantageous terms or at all.

•
We are subject to risks associated with bankruptcies or insolvencies of tenants, from tenant defaults generally or from the unpredictability of the business plans and financial condition of our tenants, which are heightened as a result of the COVID-19 pandemic.

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
When we refer to “operating properties” we mean properties owned and consolidated by the Company, omitting properties (the “Excluded Properties”) for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. At and during the three and six months ended June 30, 2020, there were no Excluded Properties. At and during the three months ended June 30, 2019, there was one Excluded Property which was an office property comprising 145,186 square feet, of which 6,926 square feet was vacant, with an outstanding principal balance of $19.5 million.

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
As of June 30, 2020, our portfolio was comprised of 3,836 retail, restaurant, office and industrial real estate properties with an aggregate 89.2 million square feet, of which 98.7% was leased, with a weighted-average remaining lease term of 8.5 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned an aggregate of 88.9 million square feet, of which 98.8% was leased, with a weighted-average remaining lease term of 8.5 years as of June 30, 2020.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,836 retail, restaurant, office and industrial operating properties with an aggregate 88.9 million rentable square feet, of which 98.8% was leased as of June 30, 2020, with a weighted-average remaining lease term of 8.5 years.
Operating Highlights and Key Performance Indicators
Activity through June 30, 2020
Operations

•
Acquired controlling financial interests in 25 commercial properties for an aggregate purchase price of $147.1 million, which includes one land parcel for build-to-suit development and $0.9 million of external acquisition-related expenses that were capitalized. During the three months ended June 30, 2020, the Company acquired a mezzanine position in two last-mile distribution facilities for $10.0 million.

•
Disposed of 47 properties, including the sale of two consolidated properties to the office partnership, for an aggregate gross sales price of $219.2 million, of which our share was $216.7 million, resulting in proceeds of $204.1 million after closing costs and contributions to the office partnership. The Company recorded a gain of $34.2 million related to the sales.

Debt

•	Closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.40% Senior Notes due 2028 (the “2028 Senior Notes”).

•	Repurchased $50.2 million of the Company’s 3.75% Convertible Senior Notes due 2020.

•	Repaid $871.3 million on our Revolving Credit Facility. As of June 30, 2020, no amounts were outstanding under the Revolving Credit Facility.

•	Total secured debt decreased by $132.6 million, from $1.5 billion to $1.4 billion.
Equity

•	Issued notice that we would redeem $150.0 million of Series F Preferred Stock on July 22, 2020, plus accrued and unpaid dividends thereon.

•	Declared a quarterly dividend of $0.077 per share of Common Stock for the second quarter of 2020.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of June 30, 2020, based on annualized rental income of $1.1 billion.

(1)	Includes redevelopment property, billboards, construction in progress, land and parking lots.

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Portfolio Metrics
Operating properties	3,836	3,950
Rentable square feet (in millions) (1)	88.9	90.6
Economic occupancy rate (1)(2)	98.8%	99.0%
Investment-grade tenants (1)(3)	37.0%	39.6%
____________________________________

(1)
As of June 30, 2020, rentable square feet, economic occupancy rate and annualized rental income include the Company’s pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures. As of June 30, 2019, rentable square feet and economic occupancy rate exclude one redevelopment property.

(2)	Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.

(3)
Based on annualized rental income of our real estate portfolio as of June 30, 2020 and 2019, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.

The following table shows the economic metrics of our operating properties as of June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Economic Metrics
Weighted-average lease term (in years)	8.5	8.6
Lease rollover: (1)
Annual average	6.0%	5.8%
Maximum for a single year	10.9%	7.7%
____________________________________

(1)	Through the end of the next five years as of the respective reporting date.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Financial Metrics
Total revenues	$278,997	$312,188	$578,179	$629,068

Net income	$54,239	$292,284	$141,102	$363,255
Basic and diluted net income per share attributable to common stockholders	$0.04	$0.27	$0.11	$0.33

FFO attributable to common stockholders and limited partners (1)	$155,943	$179,038	$337,765	$369,342
AFFO attributable to common stockholders and limited partners (1)	$161,083	$177,099	$342,057	$355,502
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.15	$0.18	$0.32	$0.36
____________________________________

(1)
See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located, and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders, other quarantine mandates and restriction on the operations of certain types of businesses issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. While our business was not materially impacted during the six months ended June 30, 2020 from the COVID-19 pandemic, our rent collection was impacted and for the second quarter was 85% of rental revenue on an annualized basis. The full extent of the future impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations is uncertain.
Our dedicated property type asset management teams have been in discussion with tenants to understand the impact of COVID-19 on their businesses. As of July 27, 2020, we received rent relief requests, most often in the form of rent deferral requests, from tenants representing approximately 33% of rental revenue on an annualized basis, including some tenants that paid April, May, June and/ or July rent. These rent relief requests vary in timeframes, but are concentrated within the two to four month range. We evaluate each tenant request on a case-by-case basis, including by analyzing metrics such as industry segment, corporate financial health, rent coverage, and the tenant's liquidity. As of July 27, 2020, we collected the following percent of rent, which included contractual rent and recoveries paid by tenants to cover estimated tax, insurance and common area maintenance expenses, including our pro rata share of such amounts related to properties owned by unconsolidated joint ventures:

	April	May	June	July (1)
Rent collection	86%	85%	86%	91%
____________________________________

(1)	Includes approximately 2% to be paid in arrears by a Government agency tenant.
During the three months ended June 30, 2020, we had $3.6 million of rental revenue related to deferral agreements executed through June 30, 2020 and $5.3 million related to deferral agreements executed from July 1, 2020 through July 27, 2020, which qualify for the COVID-19 Lease Concessions Relief. We abated $11.2 million of second quarter rental revenue pursuant to lease amendments executed through June 30, 2020, which increased the weighted average lease term for the related properties, pursuant to the terms of the amendments. During the three months ended June 30, 2020, rental revenue was reduced by $13.2 million (4.5% of gross rental revenue), which included (i) $2.1 million of an increase to the general allowance, (ii) $7.4 million for amounts not probable of collection, and (iii) $3.7 million for straight-line rent receivables. Of the $13.2 million reduction to rental revenue for the three months ended June 30, 2020, $8.4 million (2.9% of gross rental revenue) was related to the impact of the COVID-19 pandemic, of which $0.9 million represented an increase to the general allowance, $3.8 million represented amounts not probable of collection, and $3.7 million was for straight-line rent receivables.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs 2019 Increase/(Decrease)	2020	2019	2020 vs 2019 Increase/(Decrease)
Revenues:
Rental	$278,576	$312,043	$(33,467)	$577,162	$628,886	$(51,724)
Fees from managed partnerships	421	145	276	1,017	182	835
Total revenues	$278,997	$312,188	$(33,191)	$578,179	$629,068	$(50,889)
Rental
The decrease in rental revenue of $33.5 million and $51.7 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to real estate dispositions and rent abatements and reserves related to COVID-19, partially offset by real estate acquisitions. Subsequent to January 1, 2019, the Company acquired 91 occupied properties for an aggregate purchase price of $550.7 million and disposed of 248 consolidated properties for an aggregate sales price of $1.4 billion.

Fees from Managed Partnerships
Fees from managed partnerships consist of fees earned for providing various services to the Company’s unconsolidated joint venture entities. The increase of $0.3 million and $0.8 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 was due to fees earned from the industrial partnership and office partnership, which were formed subsequent to January 1, 2019.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs 2019 Increase/(Decrease)	2020	2019	2020 vs 2019 Increase/(Decrease)
Acquisition-related	$1,169	$985	$184	$2,692	$1,970	$722
Litigation and non-routine costs, net	(118)	(3,769)	3,651	(8,682)	(25,261)	16,579
Property operating	29,098	32,503	(3,405)	59,588	64,881	(5,293)
General and administrative	16,120	16,416	(296)	31,176	31,262	(86)
Depreciation and amortization	110,599	118,022	(7,423)	234,679	254,577	(19,898)
Impairments	12,094	8,308	3,786	20,474	20,296	178
Restructuring	—	290	(290)	—	9,366	(9,366)
Total operating expenses	$168,962	$172,755	$(3,793)	$339,927	$357,091	$(17,164)
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals.
Litigation and Non-Routine Costs, Net
Litigation and non-routine costs, net increased $3.7 million during the three months ended June 30, 2020, as compared to the same period in 2019. During the three months ended June 30, 2020, the Company reversed estimated costs accrued in 2019 which exceeded actual expenses incurred. During the three months ended June 30, 2019, the Company recorded $26.5 million of other recoveries related to the surrender of Limited Partner OP Units by principals of the Company’s former external manager, offset by $22.8 million of fees and costs associated with litigations.
Litigation and non-routine costs, net increased $16.6 million during the six months ended June 30, 2020, as compared to the same period in 2019. During the six months ended June 30, 2020, the Company reversed $6.8 million of estimated costs accrued in 2019, which exceeded actual expenses incurred of $0.6 million, and recorded $2.5 million of insurance recoveries. During the six months ended June 30, 2019, the Company recorded $48.4 million of insurance recoveries and $26.5 million of other recoveries related to the surrender of Limited Partner OP Units by principals of the Company’s former external manager, offset by $37.5 million of fees and costs associated with litigations and $12.2 million of litigation settlements.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The decrease in property operating expenses of $3.4 million and $5.3 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to the impact of property dispositions.
General and Administrative Expenses
General and administrative expenses remained relatively constant during the three and six months ended June 30, 2020 as compared to the same periods in 2019.

Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $7.4 million and $19.9 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to real estate dispositions and furniture and fixtures that were fully depreciated during 2019, as they had reached the end of their useful lives, partially offset by real estate acquisitions.
Impairments
Impairments of $12.1 million and $8.3 million were recorded during the three months ended June 30, 2020 and 2019, respectively. Impairments of $20.5 million and $20.3 million were recorded during the six months ended June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, certain retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy were identified by management for potential sale or were determined would not be re-leased by the tenant.
Restructuring Expenses
There were no restructuring expenses recorded during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recorded $0.3 million and $9.4 million, respectively, of restructuring expenses related to the reorganization of the business and cessation of services performed pursuant to the terms of a services agreement (the “Services Agreement”) with CCA Acquisition, LLC (the “Cole Purchaser”).
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	2020 vs 2019 Increase/(Decrease)	2020	2019	2020 vs 2019 Increase/(Decrease)
Interest expense	$(65,613)	$(69,803)	$(4,190)	$(130,309)	$(141,057)	$(10,748)
Loss on extinguishment and forgiveness of debt, net	$(200)	$(1,472)	$(1,272)	$(1,480)	$(1,472)	$8
Other income, net	$778	$3,030	$(2,252)	$953	$2,591	$(1,638)
Equity in income of unconsolidated entities	$1,497	$505	$992	$1,743	$1,005	$738
Gain on disposition of real estate and real estate assets held for sale, net	$8,795	$221,755	$(212,960)	$34,044	$232,586	$(198,542)
Provision for income taxes	$(1,053)	$(1,164)	$(111)	$(2,101)	$(2,375)	$(274)
Interest Expense
The decrease in interest expense of $4.2 million and $10.7 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to decreases in average debt outstanding and weighted average interest rates. At June 30, 2020, the weighted average interest rate was 4.20%, as compared to 4.52% at June 30, 2019.
Loss on Extinguishment and Forgiveness of Debt, Net
The decrease in loss on extinguishment and forgiveness of debt, net of $1.3 million during the three months ended June 30, 2020, as compared to the same period in 2019 was due to prepayments of mortgage notes payable during the three months ended June 30, 2019 with minimal activity during the same period in 2020. Loss on extinguishment and forgiveness of debt, net remained relatively constant during the six months ended June 30, 2020, as compared to the same period in 2019.
Other Income, Net
The decrease of $2.3 million and $1.6 million in other income, net during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to a $2.5 million payment received in 2019 related to the Company’s bankruptcy claim related to a prior tenant, with no comparable payments received during in 2020.

Equity in Income of Unconsolidated Entities
The increase in equity in income of $1.0 million and $0.7 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, was primarily due to increased equity in income from the industrial partnership and office partnership.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The decrease in gain on disposition of real estate and real estate assets held for sale, net of $213.0 million during the three months ended June 30, 2020, as compared to the same period in 2019 was due to the Company’s disposition of 17 properties for an aggregate sales price of $67.0 million which resulted in a gain of $9.0 million during the three months ended June 30, 2020, as compared to the disposition of 53 properties for an aggregate sales price of $743.2 million during the same period in 2019, which resulted in a gain of $222.5 million. During the three months ended June 30, 2020, the Company also recorded $0.2 million of losses related to held for sale properties, as compared to $0.8 million of losses during the same period in 2019.
The decrease in gain on disposition of real estate and real estate assets held for sale, net of $198.5 million during the six months ended June 30, 2020, as compared to the same period in 2019 was due to the Company’s disposition of 47 properties for an aggregate sales price of $219.2 million which resulted in a gain of $34.2 million during the six months ended June 30, 2020, as compared to the disposition of 75 properties for an aggregate sales price of $809.2 million during the same period in 2019, which resulted in a gain of $233.4 million. During the six months ended June 30, 2020, the Company also recorded $0.2 million of losses related to held for sale properties, as compared to a loss of $0.8 million during the same period in 2019.
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

The table below presents FFO and AFFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$54,239	$292,284	$141,102	$363,255
Dividends on Series F Preferred Stock	(12,948)	(17,973)	(25,896)	(35,946)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(8,795)	(221,762)	(34,044)	(232,593)
Depreciation and amortization of real estate assets	110,207	117,616	233,852	253,477
Impairment of real estate	12,094	8,308	20,474	20,296
Proportionate share of adjustments for unconsolidated entities	1,146	565	2,277	853
FFO attributable to common stockholders and limited partners	155,943	179,038	337,765	369,342
Acquisition-related expenses	1,169	985	2,692	1,970
Litigation and non-routine costs, net	(118)	(3,769)	(8,682)	(25,261)
Loss (gain) on investments	142	(5)	683	465
Loss on derivative instruments, net	—	24	—	58
Amortization of premiums and discounts on debt and investments, net	(362)	(1,392)	(1,051)	(2,656)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	788	611	1,536	1,342
Net direct financing lease adjustments	372	410	737	819
Amortization and write-off of deferred financing costs	2,898	3,346	5,739	6,840
Loss on extinguishment and forgiveness of debt, net	200	1,472	1,480	1,472
Straight-line rent	(3,404)	(8,043)	(5,458)	(15,455)
Equity-based compensation	3,857	3,706	6,459	6,393
Restructuring expenses	—	290	—	9,366
Other adjustments, net	441	617	669	1,186
Proportionate share of adjustments for unconsolidated entities	(843)	(196)	(512)	(384)
Adjustments for Excluded Properties	—	5	—	5
AFFO attributable to common stockholders and limited partners (1)	$161,083	$177,099	$342,057	$355,502

Weighted-average shares of Common Stock outstanding - basic	1,078,366,566	973,723,139	1,078,152,183	971,106,256
Effect of weighted-average Limited Partner OP Units and dilutive securities (2)	1,186,500	26,054,596	1,370,957	25,636,664
Weighted-average shares of Common Stock outstanding - diluted (3)	1,079,553,066	999,777,735	1,079,523,140	996,742,920

AFFO attributable to common stockholders and limited partners per diluted share	$0.15	$0.18	$0.32	$0.36
____________________________________

(1)
AFFO for the three months ended June 30, 2020, includes rental revenue that represents deferred rent of $3.6 million related to deferral agreements executed through June 30, 2020, and $5.3 million related to deferral agreements executed from July 1, 2020 through July 27, 2020, which qualify for the COVID-19 Lease Concessions Relief.

(2)
Dilutive securities include unvested restricted share awards (“Restricted Shares”), unvested restricted stock units (“Restricted Stock Units”) and stock options (“Stock Options”). During the first quarter of 2019, all Restricted Shares vested.

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
COVID-19
In light of COVID-19, we have taken certain steps to preserve and ensure adequate access to liquidity including (i) temporarily ceased property acquisitions, and monitoring necessary capital expenditures and planned build-to-suit development projects, (ii) reduced the quarterly cash dividend beginning the second quarter of 2020, (iii) closed on the senior note offering, consisting of $600.0 million aggregate principal amount of 3.40% Senior Notes due 2028, and (iv) amended the Credit Agreement. As a result of measures undertaken by the Company, we do not currently expect liquidity constraints. However, the financial impact of COVID-19 could still have a material and adverse effect on our results of operations, liquidity and cash flows subsequent to June 30, 2020, in particular due to the potential inability of our tenants to satisfy their rent obligations and inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all. The effect of COVID-19 may also negatively impact our future compliance with financial covenants in our Credit Facility, indentures governing our Senior Notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our Credit Facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions in the future.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the six months ended June 30, 2020, the Company disposed of 47 properties, including the sale of two consolidated properties to the office partnership, for an aggregate gross sales price of $219.2 million, of which our share was $216.7 million, resulting in proceeds of $204.1 million after closing costs and contributions to the office partnership. We expect to continue to explore opportunities to sell additional properties to provide further financial flexibility, however, due to current economic circumstances, we may not be able to dispose of properties on advantageous terms or at all.
Credit Facility
Summary and Obligations
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion. On May 27, 2020, the Operating Partnership and the Company, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) which, among other things, modifies the measurement period for certain financial covenants (and relevant associated definitions) from either the prior quarterly period annualized or the prior six month period to the four consecutive fiscal quarter period most recently ending.
As of June 30, 2020, no amounts were outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of June 30, 2020, there were no letters of credit outstanding.

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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2020.
Corporate Bonds
Summary and Obligations
On June 29, 2020, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of 3.40% Senior Notes due 2028. The OP used the net proceeds from the offering of $591.1 million after underwriting discounts, before offering expenses, for the following: (i) to repay borrowings under its Revolving Credit Facility, (ii) for the repurchase of $50.2 million of its 3.75% Convertible Senior Notes due 2020 and (iii) for the redemption of 6.0 million shares Series F Preferred Stock subsequent to June 30, 2020, as discussed in Note 14 – Subsequent Events.
As of June 30, 2020, the Operating Partnership had $3.45 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of June 30, 2020, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
On June 25, 2020, the Company repurchased $50.2 million of its 3.75% Convertible Senior Notes due 2020. As of June 30, 2020, the Company had $271.6 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. There were no changes to the terms of the 2020 Convertible Notes during the six months ended June 30, 2020 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of June 30, 2020.

Mortgage Notes Payable
Summary and Obligations
As of June 30, 2020, the Company had mortgage notes payable of $1.4 billion, which was collateralized by 314 properties, reflecting a decrease from December 31, 2019 of $132.6 million during the six months ended June 30, 2020, primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 5.00% per annum and had a weighted-average maturity of 2.5 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of June 30, 2020.
Dividends
On May 18, 2020, the Company’s Board of Directors reduced the quarterly cash dividend in the second quarter of 2020 to $0.077 per share of Common Stock to stockholders of record as of June 30, 2020, which was paid on July 15, 2020 in an effort to minimize debt due to current economic uncertainty. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
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
There were no issuances under the ATM Program during the six months ended June 30, 2020. As of June 30, 2020, the Company had $663.3 million available to be sold under the ATM Program.
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
There were no share repurchases under the 2019 Share Repurchase Program during the six months ended June 30, 2020. As of June 30, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,396,432	$78,261	$565,966	$745,238	$6,967
Interest payments - mortgage notes (1)	170,026	35,200	100,545	33,154	1,127
Principal payments - Credit Facility	900,000	—	—	900,000	—
Interest payments - Credit Facility (1) (2)	88,217	16,504	65,479	6,234	—
Principal payments - corporate bonds	3,450,000	—	—	500,000	2,950,000
Interest payments - corporate bonds	890,167	70,194	280,776	260,012	279,185
Principal payments - convertible debt	271,633	271,633	—	—	—
Interest payments - convertible debt	4,640	4,640	—	—	—
Operating and ground lease commitments	324,533	10,751	44,028	42,638	227,116
Build-to-suit commitments	21,421	21,421	—	—	—
Total	$7,517,069	$508,604	$1,056,794	$2,487,276	$3,464,395
____________________________________

(1)	Interest payments due in future periods on the $15.2 million of variable rate debt were calculated using a forward LIBOR curve.

(2)
As of June 30, 2020, we had $900.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements. We used the interest rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.

Cash Flow Analysis for the six months ended June 30, 2020
Operating Activities – During the six months ended June 30, 2020, net cash provided by operating activities decreased $27.0 million to $321.0 million from $348.0 million during the same period in 2019. The decrease was primarily due to a decrease in cash insurance recoveries received of $45.9 million, an increase of $23.2 million in tenant receivables, net of reserves and the abatement of $11.2 million of rental revenue, offset by a decrease in cash interest payments of $21.1 million, a decrease in litigation settlement payments of $27.9 million and a decrease in restructuring expenses paid of $5.3 million during the six months ended June 30, 2020.
Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2020 decreased $504.8 million to $18.2 million from $523.0 million during the same period in 2019. The decrease was primarily related to a decrease in cash proceeds from dispositions of real estate and joint ventures of $535.8 million, offset by an increase in investments in real estate assets of $44.4 million.
Financing Activities – Net cash used in financing activities of $72.9 million decreased $619.6 million during the six months ended June 30, 2020 from $692.5 million during the same period in 2019. The decrease was primarily due to the issuance of $600.0 million of Senior Notes during the six months ended June 30, 2020.
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
Interest Rate Risk
As of June 30, 2020, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $6.2 billion and $6.0 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $231.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $247.0 million.
As of June 30, 2020, our debt included variable-rate debt with a fair value and carrying value of $15.3 million and $15.2 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2020 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.2 million annually. See Note 6 – Debt to our consolidated financial statements.
As of June 30, 2020, our interest rate swaps had a fair value that resulted in liabilities of $106.5 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of June 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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

Item 4. Controls and Procedures.
I. Discussion of Controls and Procedures of the General Partner
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing pandemic of the novel coronavirus (COVID-19) has negatively affected and will likely continue to negatively affect our business, financial condition, liquidity and results of operations and those of our tenants.
The current COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to control the COVID-19 outbreak, including “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing orders, and other mandates issued by local, state or federal authorities, have had and are continuing to have an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity (including our ability to access capital markets), and our ability to acquire, dispose of, or lease properties for our portfolio, our joint venture partners’ portfolios and/or for the tenant-in-common and Delaware statutory trust real estate programs’ properties that we manage is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows could be materially affected.
Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to control the COVID-19 outbreak, including “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing orders, and other mandates have, with respect to some portion of our tenants, (i) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses, and/or (ii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, which has adversely affected, and is likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Further, places that have seen increased cases of COVID-19 have reinstituted and/or may in the future reinstitute measures to control and decrease the spread of COVID-19, which may prolong the adverse effect on our business and/or the business of our tenants. In light of the spread of COVID-19 and the resulting economic downturn, tenants have and may in the future, request rent deferrals, rent abatement or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends at current levels or at all. Specifically, as a result of COVID-19 and various governmental orders currently in place or reinstituted, a number of our tenants have closed their businesses, are operating with limited operations and/or have submitted requests for rent relief or failed to pay rent. While the Company has worked with tenants requesting rent relief, there can be no guarantee that future rent collections will be received at the same level as historical rent collections. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants generally do not have a clear contractual right to cease paying rent due to government-mandated closures and we intend to enforce our rights under the lease agreements. However, the ongoing COVID-19 pandemic and the related governmental orders continue to present novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions and the impact to the Company’s results of operations and cash flows is uncertain and cannot be predicted.
The spread of COVID-19 has caused and is continuing to cause significant financial market volatility and an economic downturn, and the length and extent of such volatility and downturn are unknown and cannot be predicted with any certainty. The financial impact of COVID-19 could have a material and adverse effect on our results of operations, liquidity and cash flows, in particular due to the potential (i) inability of our tenants to satisfy their rent obligations, (ii) inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all, and (iii) difficulty for the Company accessing debt and equity capital on attractive terms, or at all. The effect of COVID-19 may also negatively impact our future compliance with financial covenants in our credit facility, indentures governing our senior notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our credit facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions.
As a result of COVID-19, the Company implemented and is continuing its work-from-home policy to protect its employees. The COVID-19 pandemic and other epidemics, pandemics or other public health crises in the future may also impact the continued service and availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel. Operationally, although we have implemented a work-from-home policy, if significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented or reinstituted in connection with COVID-19, the impact on our business could be exacerbated.
The full extent of the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations cannot be predicted and may be material. The magnitude will depend on factors beyond our control including actions taken by local, state, federal and international governments, non-governmental organizations, the medical community, our tenants, and the public in general. Moreover, risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the SEC on February 26, 2020 could be heightened as a result of the impact of COVID-19 or any other public health crisis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the second quarter of 2020, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes. There were also no share repurchases under the 2019 Share Repurchase Program. See Note 12 – Equity for further discussion.
As discussed in Note 14 – Subsequent Events, on July 22, 2020, the company redeemed 6.0 million shares of Series F Preferred Stock, representing approximately 19.44% of the issued and outstanding preferred shares. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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

4.11	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.12	Form of 4.125% Senior Notes due 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.13	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.14	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.15	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.16	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.17	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.18	Officer’s Certificate, dated as of December 4, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.19	Form of 3.10% Senior Notes due 2029 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.20	Officer’s Certificate, dated as of June 29, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
4.21	Form of 3.400% Senior Notes due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
10.1
Amendment No. 1 to Credit Agreement dated as of May 27, 2020 by and among VEREIT Operating Partnership, L.P., VEREIT, Inc., the lenders parties thereto and Wells Fargo Bank, National Association, as the administrative agent (Incorporated by reference to the Company’s Current Report of Form 8-K (File No. 001-35263), filed with the SEC on May 28, 2020).

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

**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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
Dated: August 5, 2020