Form 10-Q
period 2020-09-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2020-11-05
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 1,091,706,178 shares of common stock of VEREIT, Inc. outstanding as of October 30, 2020.

EXPLANATORY NOTE

This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2020 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
As the sole general partner of VEREIT Operating Partnership, L.P., VEREIT, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
We believe combining the Quarterly Reports on Form 10-Q of VEREIT, Inc. and VEREIT Operating Partnership, L.P. into this single report results in the following benefits:
•enhancing investors’ understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminating duplicative disclosure and providing a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
•creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended September 30, 2020

Page
PART I
Item 1. Unaudited Financial Statements	4
Consolidated Balance Sheets of VEREIT, Inc. as of September 30, 2020 and December 31, 2019	4
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2020 and 2019	5
Consolidated Statements of Comprehensive Income (Loss) of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2020 and 2019	6
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2020 and 2019	7
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Nine Months Ended September 30, 2020 and 2019	11
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of September 30, 2020 and December 31, 2019	13
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2020 and 2019	14
Consolidated Statements of Comprehensive Income (Loss) of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2020 and 2019	15
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2020 and 2019	16
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2020 and 2019	20
Notes to Consolidated Financial Statements	22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3. Quantitative and Qualitative Disclosures About Market Risk	63
Item 4. Controls and Procedures	65
PART II
Item 1. Legal Proceedings	66
Item 1A. Risk Factors	66
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3. Defaults Upon Senior Securities	67
Item 4. Mine Safety Disclosures	67
Item 5. Other Information	67
Item 6. Exhibits	68
Signatures	71

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)
PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,691,122	$2,738,679
Buildings, fixtures and improvements	10,046,076	10,200,550
Intangible lease assets	1,872,899	1,904,641
Total real estate investments, at cost	14,610,097	14,843,870
Less: accumulated depreciation and amortization	3,829,368	3,594,247
Total real estate investments, net	10,780,729	11,249,623
Operating lease right-of-use assets	205,346	215,227
Investment in unconsolidated entities	100,339	68,825
Cash and cash equivalents	207,321	12,921
Restricted cash	14,955	20,959
Rent and tenant receivables and other assets, net	391,239	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	1,896	26,957
Total assets	$13,039,598	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,330,174	$1,528,134
Corporate bonds, net	3,406,389	2,813,739
Convertible debt, net	252,077	318,183
Credit facility, net	896,630	1,045,669
Below-market lease liabilities, net	124,009	143,583
Accounts payable and accrued expenses	112,101	126,320
Derivative, deferred rent and other liabilities	162,952	90,349
Distributions payable	85,420	150,364
Operating lease liabilities	214,102	221,061
Total liabilities	6,583,854	6,437,402
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 18,871,246 and 30,871,246 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	189	309
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 1,091,242,138 and 1,076,845,984 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10,913	10,768
Additional paid-in capital	13,048,678	13,251,962
Accumulated other comprehensive loss	(97,008)	(27,670)
Accumulated deficit	(6,514,171)	(6,399,626)
Total stockholders’ equity	6,448,601	6,835,743
Non-controlling interests	7,143	7,535
Total equity	6,455,744	6,843,278
Total liabilities and equity	$13,039,598	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental	$293,692	$302,985	$870,854	$931,871
Fees from managed partnerships	1,586	316	2,603	498
Total revenues	295,278	303,301	873,457	932,369
Operating expenses:
Acquisition-related	1,050	1,199	3,742	3,169
Litigation and non-routine costs, net	105	832,024	(8,577)	806,763
Property operating	31,400	30,822	90,988	95,703
General and administrative	14,774	14,483	45,950	45,745
Depreciation and amortization	109,191	115,111	343,870	369,688
Impairments	16,397	3,944	36,871	24,240
Restructuring	—	783	—	10,149
Total operating expenses	172,917	998,366	512,844	1,355,457
Other (expenses) income:
Interest expense	(66,935)	(67,889)	(197,244)	(208,946)
Gain (loss) on extinguishment and forgiveness of debt, net	61	975	(1,419)	(497)
Other income, net	73	2,421	1,026	5,012
Equity in income of unconsolidated entities	663	677	2,406	1,682
Gain on disposition of real estate and real estate assets held for sale, net	42,814	18,520	76,858	251,106
Total other (expenses) income, net	(23,324)	(45,296)	(118,373)	48,357
Income (loss) before taxes	99,037	(740,361)	242,240	(374,731)
Provision for income taxes	(1,054)	(1,168)	(3,155)	(3,543)
Net income (loss)	97,983	(741,529)	239,085	(378,274)
Net (income) loss attributable to non-controlling interests (1)	(51)	15,089	(137)	6,796
Net income (loss) attributable to the General Partner	$97,932	$(726,440)	$238,948	$(371,478)

Basic and diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.76)	$0.19	$(0.43)
_______________________________________________
(1)Represents net (income) loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$97,983	$(741,529)	$239,085	$(378,274)
Total other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	3,666	(20,927)	(81,383)	(48,539)
Reclassification of previous unrealized loss on interest rate derivatives into net income	5,441	656	11,995	870
Total other comprehensive income (loss)	9,107	(20,271)	(69,388)	(47,669)

Total comprehensive income (loss)	107,090	(761,800)	169,697	(425,943)
Comprehensive (income) loss attributable to non-controlling interests (1)	(57)	15,500	(87)	7,859
Total comprehensive income (loss) attributable to the General Partner	$107,033	$(746,300)	$169,610	$(418,084)
_______________________________________________
(1)Represents comprehensive (income) loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2020	30,871,246	$309	1,076,845,984	$10,768	$13,251,962	$(27,670)	$(6,399,626)	$6,835,743	$7,535	$6,843,278
Conversion of OP Units to Common Stock	—	—	4,549	1	44	—	—	45	(45)	—
Redemption of Series F Preferred Stock	—	—	—	—	(27)	—	—	(27)	—	(27)
Repurchases of Common Stock to settle tax obligation	—	—	(241,092)	(2)	(2,376)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	1,172,038	11	2,844	—	—	2,855	—	2,855
Distributions declared on Common Stock —$0.1375 per common share	—	—	—	—	—	—	(148,194)	(148,194)	—	(148,194)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(105)	(105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,628)	(1,628)	—	(1,628)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(19)	(12,947)
Net income	—	—	—	—	—	—	86,808	86,808	55	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(76,547)	(55)	(76,602)
Balance, March 31, 2020	30,871,246	309	1,077,781,479	10,778	13,252,447	(104,217)	(6,475,568)	6,683,749	7,366	6,691,115
Redemption of Series F Preferred Stock	—	—	—	—	(25)	—	—	(25)	—	(25)
Equity-based compensation, net	—	—	67,075	1	4,070	—	—	4,071	—	4,071
Distributions declared on Common Stock — $0.077 per common share	—	—	—	—	—	—	(82,997)	(82,997)	—	(82,997)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(61)	(61)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(18)	(18)	—	(18)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(20)	(12,948)
Repurchase of convertible notes		—	—	—	(204)	—	—	(204)	—	(204)
Net income	—	—	—	—	—	—	54,208	54,208	31	54,239
Other comprehensive loss	—	—	—	—	—	(1,892)	—	(1,892)	(1)	(1,893)
Balance, June 30, 2020	30,871,246	309	1,077,848,554	10,779	13,256,288	(106,109)	(6,517,303)	6,643,964	7,315	6,651,279
Issuance of Common Stock, net	—	—	13,296,662	133	89,146	—	—	89,279	—	89,279
Redemption of Limited Partners' Common OP Units	—	—	—	—	—	—	—	—	(149)	(149)
Redemption of Series F Preferred Stock	(12,000,000)	(120)	—	—	(299,932)	—	—	(300,052)	—	(300,052)
Repurchases of Common Stock to settle tax obligation	—	—	(1,248)	—	(8)	—	—	(8)	—	(8)
Equity-based compensation, net	—	—	98,170	1	3,210	—	—	3,211	—	3,211
Distributions declared on Common Stock — $0.077 per common share	—	—	—	—	—	—	(84,026)	(84,026)	—	(84,026)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(59)	(59)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(24)	(24)	—	(24)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Distributions to preferred shareholders and unitholders	—	$—	—	$—	$—	$—	$(10,750)	$(10,750)	$(21)	$(10,771)
Repurchase of convertible notes	—	—	—	—	(26)	—	—	(26)	—	(26)
Net income	—	—	—	—	—	—	97,932	97,932	51	97,983
Other comprehensive loss	—	—	—	—	—	9,101	—	9,101	6	9,107
Balance, September 30, 2020	18,871,246	$189	1,091,242,138	$10,913	$13,048,678	$(97,008)	$(6,514,171)	$6,448,601	$7,143	$6,455,744

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2019	42,834,138	$428	967,515,165	$9,675	$12,615,472	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	3,309,808	33	27,511	—	—	27,544	—	27,544
Conversion of OP Units to Common Stock	—	—	—	—	(26)	—	—	(26)	26	—
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	1	—	—	922	—	—	923	(923)	—
Repurchases of Common Stock to settle tax obligation	—	—	(199,083)	(2)	(1,593)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	950,487	10	2,862	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $0.1375 per common share	—	—	—	—	—	—	(133,480)	(133,480)	—	(133,480)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,262)	(3,262)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,222)	(1,222)	—	(1,222)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,940)	(17,940)	(33)	(17,973)
Net income	—	—	—	—	—	—	69,304	69,304	1,667	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(10,922)	(267)	(11,189)
Balance, March 31, 2019	42,871,246	429	971,576,377	9,716	12,645,148	(12,202)	(5,550,574)	7,092,517	140,357	7,232,874
Issuance of Common Stock, net	—	—	1,773,456	18	14,516	—	—	14,534	—	14,534
Repurchases of Common Stock to settle tax obligation	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	36,066	—	3,883	—	—	3,883	—	3,883
Distributions declared on Common Stock —$0.1375 per common share	—	—	—	—	—	—	(133,841)	(133,841)	—	(133,841)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(3,264)	(3,264)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(44)	(44)	—	(44)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(17,958)	(17,958)	(15)	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	—	6,429	6,429
Surrender of Limited Partner OP Units	—	—	—	—	(8,520)	—	—	(8,520)	(18,017)	(26,537)
Net income	—	—	—	—	—	—	285,658	285,658	6,626	292,284
Other comprehensive loss	—	—	—	—	—	(15,824)	—	(15,824)	(385)	(16,209)
Balance, June 30, 2019	42,871,246	429	973,385,899	9,734	12,655,018	(28,026)	(5,416,759)	7,220,396	131,731	7,352,127
Issuance of Common Stock, net	—	—	94,300,000	943	885,983	—	—	886,926	—	886,926
Redemption of Series F Preferred Stock	(4,000,000)	(40)	—	—	(100,056)	—	—	(100,096)	—	(100,096)
Repurchases of Common Stock to settle tax obligation	—	—	(1,248)	—	(14)	—	—	(14)	—	(14)
Equity-based compensation, net	—	—	4,236	—	3,144	—	—	3,144	—	3,144

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Distributions declared on Common Stock —$0.1375 per common share	—	$—	—	$—	$—	$—	$(146,808)	$(146,808)	$—	$(146,808)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(2,859)	(2,859)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(26)	(26)	—	(26)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(16,557)	(16,557)	(21)	(16,578)
Surrender of Limited Partner OP Units	—	—	—	—	(83,400)	—	—	(83,400)	(108,574)	(191,974)
Net loss	—	—	—	—	—	—	(726,440)	(726,440)	(15,089)	(741,529)
Other comprehensive loss	—	—	—	—	—	(19,860)	—	(19,860)	(411)	(20,271)
Balance, September 30, 2019	38,871,246	$389	1,067,688,887	$10,677	$13,360,675	$(47,886)	$(6,306,590)	$7,017,265	$4,777	$7,022,042

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$239,085	$(378,274)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353,400	379,133
Gain on real estate assets, net	(77,117)	(251,106)
Impairments	36,871	24,240
Equity-based compensation	10,137	9,899
Equity in income of unconsolidated entities	(2,406)	(1,682)
Distributions from unconsolidated entities	1,753	130
Loss on investments	607	492
Loss on derivative instruments	—	58
Non-cash restructuring expense	—	3,999
Loss on extinguishment and forgiveness of debt, net	1,419	497
Surrender of Limited Partner OP Units	—	(26,536)
Changes in assets and liabilities:
Investment in direct financing leases	1,117	1,230
Rent and tenant receivables, operating lease right-of-use and other assets, net	(38,277)	(17,234)
Accounts payable and accrued expenses	(9,645)	786,839
Deferred rent, operating lease and other liabilities	(2,936)	(26,460)
Net cash provided by operating activities	514,008	505,225
Cash flows from investing activities:
Investments in real estate assets	(147,121)	(251,804)
Capital expenditures and leasing costs	(21,102)	(27,309)
Real estate developments	(16,592)	(17,274)
Principal repayments received on mortgage notes receivable	—	106
Investments in unconsolidated entities	(21,348)	(2,767)
Return of investment from unconsolidated entities	1,961	154
Proceeds from disposition of real estate	346,675	846,023
Investment in leasehold improvements and other assets	(612)	(1,417)
Deposits for real estate assets	(1,973)	(5,238)
Investments in mezzanine position	(9,959)	—
Proceeds from sale of investments and other assets	—	9,837
Uses and refunds of deposits for real estate assets	4,036	3,562
Proceeds from the settlement of property-related insurance claims	654	473
Net cash provided by investing activities	134,619	554,346
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,032	—
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(197,382)	(182,648)
Proceeds from credit facility	902,000	1,061,000
Payments on credit facility	(1,052,000)	(564,000)
Proceeds from corporate bonds	594,864	—
Redemptions of corporate bonds, including extinguishment costs	(26)	(750,000)
Repurchases of convertible notes, including extinguishment costs	(69,362)	—
Payments of deferred financing costs	(7,275)	(181)
Repurchases of Common Stock to settle tax obligations	(2,386)	(1,618)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	$89,279	$929,004
Redemption of Series F Preferred Stock	(300,104)	(100,096)
Redemption of Limited Partners’ Common OP Units	(149)	—
Contributions from non-controlling interest holders	—	64
Distributions paid	(418,722)	(454,702)
Net cash used in financing activities	(460,231)	(63,177)
Net change in cash and cash equivalents and restricted cash	$188,396	$996,394

Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663

Cash and cash equivalents and restricted cash, end of period	$222,276	$1,050,057

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758
Restricted cash at beginning of period	20,959	22,905
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663

Cash and cash equivalents at end of period	207,321	1,029,315
Restricted cash at end of period	14,955	20,742
Cash and cash equivalents and restricted cash at end of period	$222,276	$1,050,057

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,691,122	$2,738,679
Buildings, fixtures and improvements	10,046,076	10,200,550
Intangible lease assets	1,872,899	1,904,641
Total real estate investments, at cost	14,610,097	14,843,870
Less: accumulated depreciation and amortization	3,829,368	3,594,247
Total real estate investments, net	10,780,729	11,249,623
Operating lease right-of-use assets	205,346	215,227
Investment in unconsolidated entities	100,339	68,825
Cash and cash equivalents	207,321	12,921
Restricted cash	14,955	20,959
Rent and tenant receivables and other assets, net	391,239	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	1,896	26,957
Total assets	$13,039,598	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,330,174	$1,528,134
Corporate bonds, net	3,406,389	2,813,739
Convertible debt, net	252,077	318,183
Credit facility, net	896,630	1,045,669
Below-market lease liabilities, net	124,009	143,583
Accounts payable and accrued expenses	112,101	126,320
Derivative, deferred rent and other liabilities	162,952	90,349
Distributions payable	85,420	150,364
Operating lease liabilities	214,102	221,061
Total liabilities	6,583,854	6,437,402
Commitments and contingencies (Note 10)
General Partner's preferred equity, 18,871,246 and 30,871,246 General Partner Series F Preferred Units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	123,794	460,504
General Partner's common equity, 1,091,242,138 and 1,076,845,984 General Partner OP Units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6,324,807	6,375,239
Limited Partner's preferred equity, 49,766 Limited Partner Series F Preferred Units issued and outstanding as of each of September 30, 2020 and December 31, 2019, respectively	1,809	1,869
Limited Partner's common equity, 760,169 and 786,719 Limited Partner OP Units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4,130	4,433
Total partners’ equity	6,454,540	6,842,045
Non-controlling interests	1,204	1,233
Total equity	6,455,744	6,843,278
Total liabilities and equity	$13,039,598	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental	$293,692	$302,985	$870,854	$931,871
Fees from managed partnerships	1,586	316	2,603	498
Total revenues	295,278	303,301	873,457	932,369
Operating expenses:
Acquisition-related	1,050	1,199	3,742	3,169
Litigation and non-routine costs, net	105	832,024	(8,577)	806,763
Property operating	31,400	30,822	90,988	95,703
General and administrative	14,774	14,483	45,950	45,745
Depreciation and amortization	109,191	115,111	343,870	369,688
Impairments	16,397	3,944	36,871	24,240
Restructuring	—	783	—	10,149
Total operating expenses	172,917	998,366	512,844	1,355,457
Other (expenses) income:
Interest expense	(66,935)	(67,889)	(197,244)	(208,946)
Gain (loss) on extinguishment and forgiveness of debt, net	61	975	(1,419)	(497)
Other income, net	73	2,421	1,026	5,012
Equity in income of unconsolidated entities	663	677	2,406	1,682
Gain on disposition of real estate and real estate assets held for sale, net	42,814	18,520	76,858	251,106
Total other (expenses) income, net	(23,324)	(45,296)	(118,373)	48,357
Income (loss) before taxes	99,037	(740,361)	242,240	(374,731)
Provision for income taxes	(1,054)	(1,168)	(3,155)	(3,543)
Net income (loss)	97,983	(741,529)	239,085	(378,274)
Net loss attributable to non-controlling interests (1)	14	25	29	83
Net income (loss) attributable to OP	$97,997	$(741,504)	$239,114	$(378,191)

Basic and diluted net income (loss) per unit attributable to common unitholders	$0.08	$(0.76)	$0.19	$(0.43)
_______________________________________________
(1)Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$97,983	$(741,529)	$239,085	$(378,274)
Total other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	3,666	(20,927)	(81,383)	(48,539)
Reclassification of previous unrealized loss on interest rate derivatives into net income	5,441	656	11,995	870
Total other comprehensive income (loss)	9,107	(20,271)	(69,388)	(47,669)

Total comprehensive income (loss)	107,090	(761,800)	169,697	(425,943)
Comprehensive loss attributable to non-controlling interests (1)	14	25	29	83
Total comprehensive income (loss) attributable to the OP	$107,104	$(761,775)	$169,726	$(425,860)
_______________________________________________
(1)Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2020	30,871,246	$460,504	49,766	$1,869	1,076,845,984	$6,375,239	786,719	$4,433	$6,842,045	$1,233	$6,843,278
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	4,549	45	(4,549)	(45)	—	—	—
Redemption of Series F Preferred Stock	—	(27)	—	—	—	—	—	—	(27)	—	(27)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(241,092)	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	—	—	1,172,038	2,855	—	—	2,855	—	2,855
Distributions to Common OP Units and non-controlling interests —$0.1375 per common unit	—	—	—	—	—	(148,194)	—	(105)	(148,299)	—	(148,299)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,628)	—	—	(1,628)	—	(1,628)
Distributions to Series F Preferred Units	—	(12,928)	—	(19)	—	—	—	—	(12,947)	—	(12,947)
Net income (loss)	—	—	—	—	—	86,808	—	62	86,870	(7)	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(55)	(76,602)	—	(76,602)
Balance, March 31, 2020	30,871,246	447,549	49,766	1,850	1,077,781,479	6,236,200	782,170	4,290	6,689,889	1,226	6,691,115
Redemption of Series F Preferred Stock	—	(25)	—	—	—	—	—	—	(25)	—	(25)
Equity-based compensation, net	—	—	—	—	67,075	4,071	—	—	4,071	—	4,071
Distributions to Common OP Units and non-controlling interests — $0.077 per common unit	—	—	—	—	—	(82,997)	—	(61)	(83,058)	—	(83,058)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(18)	—	—	(18)	—	(18)
Distributions to Series F Preferred Units	—	(12,928)	—	(20)	—	—	—	—	(12,948)	—	(12,948)
Repurchase of convertible notes	—	—	—	—	—	(204)	—	—	(204)	—	(204)
Net income (loss)	—	—	—	—	—	54,208	—	39	54,247	(8)	54,239
Other comprehensive loss	—	—	—	—	—	(1,892)	—	(1)	(1,893)	—	(1,893)
Balance, June 30, 2020	30,871,246	434,596	49,766	1,830	1,077,848,554	6,209,368	782,170	4,267	6,650,061	1,218	6,651,279
Issuance of common OP Units, net	—	—	—	—	13,296,662	89,279	—	—	89,279	—	89,279
Redemption of Limited Partners' Common OP Units	—	—	—	—	—	—	(22,001)	(149)	(149)	—	(149)
Redemption of Series F Preferred Stock	(12,000,000)	(300,052)	—	—	—	—	—	—	(300,052)	—	(300,052)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(1,248)	(8)	—	—	(8)	—	(8)
Equity-based compensation, net	—	—	—	—	98,170	3,211	—	—	3,211	—	3,211
Distributions to Common OP Units and non-controlling interests — $0.077 per common unit	—	—	—	—	—	(84,026)	—	(59)	(84,085)	—	(84,085)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(24)	—	—	(24)	—	(24)
Distributions to Series F Preferred Units	—	(10,750)	—	(21)	—	—	—	—	(10,771)	—	(10,771)
Repurchase of convertible notes	—	—	—	—	—	(26)	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	—	97,932	—	65	97,997	(14)	97,983

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Other comprehensive loss	—	—	—	—	—	9,101	—	6	9,107	—	9,107
Balance, September 30, 2020	18,871,246	$123,794	49,766	$1,809	1,091,242,138	$6,324,807	760,169	$4,130	$6,454,540	$1,204	$6,455,744

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2019	42,834,138	$710,325	86,874	$2,883	967,515,165	$6,446,734	23,715,908	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	3,309,808	27,544	—	—	27,544	—	27,544
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	—	(26)	—	26	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—	—	—	—	—	—
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(199,083)	(1,595)	—	—	(1,595)	—	(1,595)
Equity-based compensation, net	—	—	—	—	950,487	2,872	—	—	2,872	—	2,872
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	—	64	64
Distributions to Common OP Units and non-controlling interests — $0.1375 per common unit	—	—	—	—	—	(133,480)	—	(3,262)	(136,742)	—	(136,742)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,222)	—	—	(1,222)	—	(1,222)
Distributions to Series F Preferred Units	—	(17,940)	—	(33)	—	—	—	—	(17,973)	—	(17,973)
Net income (loss)	—	—	—	—	—	69,304	—	1,695	70,999	(28)	70,971
Other comprehensive loss	—	—	—	—	—	(10,922)	—	(267)	(11,189)	—	(11189)
Balance, March 31, 2019	42,871,246	693,308	49,766	1,927	971,576,377	6,399,209	23,715,908	137,123	7,231,567	1,307	7,232,874
Issuance of common OP Units, net	—	—	—	—	1,773,456	14,534	—	—	14,534	—	14,534
Repurchases of common OP Units to settle tax obligation	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Equity-based compensation, net	—	—	—	—	36,066	3,883	—	—	3,883	—	3,883
Distributions to Common OP Units and non-controlling interests — $0.1375 per common unit	—	—	—	—	—	(133,841)	—	(3,264)	(137,105)	—	(137,105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(44)	—	—	(44)	—	(44)
Distributions to Series F Preferred Units	—	(17,958)	—	(15)	—	—	—	—	(17,973)	—	(17,973)
Distributions payable relinquished	—	—	—	—	—	—	—	6,429	6,429	—	6,429
Surrender of Limited Partner OP Units	—	—	—	—	—	(8,520)	(2,922,445)	(18,017)	(26,537)	—	(26,537)
Net income (loss)	—	—	—	—	—	285,658	—	6,656	292,314	(30)	292,284
Other comprehensive loss	—	—	—	—	—	(15,824)	—	(385)	(16,209)	—	(16,209)
Balance, June 30, 2019	42,871,246	675,350	49,766	1,912	973,385,899	6,545,046	20,793,463	128,542	7,350,850	1,277	7,352,127
Issuance of common OP Units, net	—	—	—	—	94,300,000	886,926	—	—	886,926	—	886,926
Redemption of Series F Preferred Stock	(4,000,000)	(63,012)	—	—	—	(37,084)	—	—	(100,096)	—	(100,096)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(1,248)	(14)	—	—	(14)	—	(14)
Equity-based compensation, net	—	—	—	—	4,236	3,144	—	—	3,144	—	3,144

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Distributions to Common OP Units and non-controlling interests — $0.1375 per common unit	—	$—	—	$—	—	$(146,808)	—	$(2,859)	$(149,667)	$—	$(149,667)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(26)	—	—	(26)	—	(26)
Distributions to Series F Preferred Units	—	(16,557)	—	(21)	—	—	—	—	(16,578)	—	(16,578)
Surrender of Limited Partner OP Units	—	—	—	—	—	(83,400)	—	(108,574)	(191,974)	—	(191,974)
Net income (loss)	—	—	—	—	—	(726,440)	—	(15,064)	(741,504)	(25)	(741,529)
Other comprehensive loss	—	—	—	—	—	(19,860)	—	(411)	(20,271)	—	(20,271)
Balance, September 20, 2019	38,871,246	$595,781	49,766	$1,891	1,067,688,887	$6,421,484	20,793,463	$1,634	$7,020,790	$1,252	$7,022,042

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$239,085	$(378,274)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	353,400	379,133
Gain on real estate assets, net	(77,117)	(251,106)
Impairments	36,871	24,240
Equity-based compensation	10,137	9,899
Equity in income of unconsolidated entities	(2,406)	(1,682)
Distributions from unconsolidated entities	1,753	130
Loss on investments	607	492
Loss on derivative instruments	—	58
Non-cash restructuring expense	—	3,999
Loss on extinguishment and forgiveness of debt, net	1,419	497
Surrender of Limited Partner OP Units	—	(26,536)
Changes in assets and liabilities:
Investment in direct financing leases	1,117	1,230
Rent and tenant receivables, operating lease right-of-use and other assets, net	(38,277)	(17,234)
Accounts payable and accrued expenses	(9,645)	786,839
Deferred rent, operating lease and other liabilities	(2,936)	(26,460)
Net cash provided by operating activities	514,008	505,225
Cash flows from investing activities:
Investments in real estate assets	(147,121)	(251,804)
Capital expenditures and leasing costs	(21,102)	(27,309)
Real estate developments	(16,592)	(17,274)
Principal repayments received on mortgage notes receivable	—	106
Investments in unconsolidated entities	(21,348)	(2,767)
Return of investment from unconsolidated entities	1,961	154
Proceeds from disposition of real estate	346,675	846,023
Investment in leasehold improvements and other assets	(612)	(1,417)
Deposits for real estate assets	(1,973)	(5,238)
Investments in mezzanine position	(9,959)	—
Proceeds from sale of investments and other assets	—	9,837
Uses and refunds of deposits for real estate assets	4,036	3,562
Proceeds from the settlement of property-related insurance claims	654	473
Net cash provided by investing activities	134,619	554,346
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,032	—
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(197,382)	(182,648)
Proceeds from credit facility	902,000	1,061,000
Payments on credit facility	(1,052,000)	(564,000)
Proceeds from corporate bonds	594,864	—
Redemptions of corporate bonds, including extinguishment costs	(26)	(750,000)
Repurchases of convertible notes, including extinguishment costs	(69,362)	—
Payments of deferred financing costs	(7,275)	(181)
Repurchases of Common Stock to settle tax obligations	(2,386)	(1,618)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	$89,279	$929,004
Redemption of Series F Preferred Stock	(300,104)	(100,096)
Redemption of Limited Partners’ Common OP Units	(149)	—
Contributions from non-controlling interest holders	—	64
Distributions paid	(418,722)	(454,702)
Net cash used in financing activities	(460,231)	(63,177)
Net change in cash and cash equivalents and restricted cash	$188,396	$996,394
Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663

Cash and cash equivalents and restricted cash, end of period	$222,276	$1,050,057

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758
Restricted cash at beginning of period	20,959	22,905
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663

Cash and cash equivalents at end of period	207,321	1,029,315
Restricted cash at end of period	14,955	20,742
Cash and cash equivalents and restricted cash at end of period	$222,276	$1,050,057
The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited)

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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of September 30, 2020. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the entire year or any subsequent interim period.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income and statements of changes in equity. In addition, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each annual reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of each of September 30, 2020 and December 31, 2019, there were approximately 0.8 million Limited Partner OP Units issued and outstanding, and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
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
Reclassification
The fees from managed partnerships, which are fees earned from the Company’s unconsolidated joint venture entities, previously included in other income, net have been presented in its own line item for prior periods presented to be consistent with the current year presentation.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2020, rental revenue was reduced by $9.6 million and $28.2 million, respectively, which included (i) $5.1 million and $6.6 million, respectively, of an increase to the general allowance, (ii) $4.8 million and $14.3 million, respectively, for amounts not probable of collection, and (iii) an offset of $0.3 million for straight-line rent receivables deemed collectible and $7.3 million for straight-line rent receivables, respectively. Of the $9.6 million and $28.2 million reduction to rental revenue for the three and nine months ended September 30, 2020, respectively, $10.2 million and $18.6 million, respectively was related to the impact of the novel coronavirus (“COVID-19”) pandemic, of which $5.1 million and $6.0 million, respectively, represented an increase to the general allowance, $4.1 million and $7.9 million, respectively, represented amounts not probable of collection, and $1.0 million and $4.7 million, respectively, was for straight-line rent receivables.
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
During the three and nine months ended September 30, 2020, the Company had $3.9 million and $16.7 million, respectively, of rental revenue related to deferral agreements executed through October 23, 2020, which qualify for the COVID-19 Lease Concessions Relief. During the three and nine months ended September 30, 2020 the Company abated $6.5 million of rental revenue, $5.9 million of which related to third quarter rental revenue pursuant to lease amendments executed through September 30, 2020 and $0.6 million of which is second quarter rental revenue pursuant to lease amendments executed from July 1, 2020 through September 30, 2020, and $17.7 million of rental revenue, respectively, pursuant to lease amendments executed through September 30, 2020, which increased the weighted average lease term for the related properties. In accordance with ASC 842, the Company recorded $5.7 million as straight-line rent in each of the three and nine months ended September 30, 2020 and reduced rental income by $0.8 million and $12.0 million, respectively, related to the lease amendments.
Fees from Managed Partnerships
The Company provides various services to our unconsolidated joint venture entities in exchange for fees. Total asset and property management and acquisition fees earned in connection with these entities was $1.6 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and $2.6 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Litigation and non-routine costs, net
The Company has incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below), which are considered non-routine. The Company’s insurance carriers have paid certain defense costs subject to standard reservation of rights under the respective policies.
Litigation and non-routine costs, net include the following costs and recoveries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Litigation and non-routine costs, net:
Audit Committee Investigation and related matters (1) (2)	$105	$32,051	$(6,106)	$69,509
Legal fees and expenses	—	—	—	2
Litigation settlements	—	799,973	—	812,208
Total costs	105	832,024	(6,106)	881,719
Insurance recoveries	—	—	(2,471)	(48,420)
Other recoveries (3)	—	—	—	(26,536)
Total	$105	$832,024	$(8,577)	$806,763
___________________________________
(1)Includes all fees and costs associated with various litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Audit Committee Investigation”), including fees and costs incurred pursuant to the Company’s advancement obligations, litigation related thereto and in connection with related insurance recovery matters, net of accrual reversals.
(2)The negative balance for the nine months ended September 30, 2020 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.
(3)Represents the surrender of 2.9 million Limited Partner OP Units in connection with an SEC settlement entered into by principals of the Company’s former external manager.
Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of September 30, 2020, the General Partner had cumulatively awarded under its Equity Plan approximately 18.0 million shares of Common Stock, which was comprised of 4.0 million restricted share awards (“Restricted Shares”), net of the forfeiture of 3.7 million Restricted Shares through that date, 7.9 million restricted stock units (“Restricted Stock Units”), net of the forfeiture/cancellation of 2.0 million Restricted Stock Units through that date, 0.8 million deferred stock units (“Deferred Stock Units”), and 5.3 million stock options (“Stock Options”), net of forfeiture/cancellation of 0.3 million Stock Options through that date. Accordingly, as of such date, approximately 96.4 million additional shares were available for future issuance, excluding the effect of the 5.3 million Stock Options. At September 30, 2020, a total of 45,000 shares were awarded under the non-executive director restricted share plan out of the 99,000 shares reserved for issuance.
The following is a summary of equity-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted Shares	$—	$—	$—	$77
Time-Based Restricted Stock Units (1)	1,412	1,272	4,195	3,748
Long-Term Incentive-Based Restricted Stock Units	1,416	1,455	3,916	4,074
Deferred Stock Units	53	82	1,071	1,101
Stock Options	330	335	955	899
Total	$3,211	$3,144	$10,137	$9,899
___________________________________
(1)Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
As of September 30, 2020, total unrecognized compensation expense related to these awards was approximately $18.8 million, with an aggregate weighted-average remaining term of 2.3 years.
Restructuring
During the nine months ended September 30, 2020, there were no restructuring expenses recorded. During the nine months ended September 30, 2019, the Company’s obligation to provide certain transition services for CCA Acquisition, LLC (the “Cole Purchaser”) terminated in accordance with the terms of a services agreement (the “Services Agreement”) with the Cole Purchaser and the Company recorded $10.1 million of restructuring expenses related to the reorganization of its business.
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
Debt and Equity Accounting
During the third quarter of 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 is intended to (i) reduce the number of accounting models for convertible debt instruments and convertible preferred stock, (ii) amend the guidance for the derivatives scope exception for contracts in an entity’s own equity and (iii) amend the related earnings per share guidance by requiring the application of the if-converted method for calculating diluted earnings per share and eliminating the treasury stock method. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the nine months ended September 30, 2020, the Company acquired controlling financial interests in 25 commercial properties for an aggregate purchase price of $147.1 million (the “2020 Acquisitions”), which includes one land parcel for build-to-suit development, further discussed below and $0.9 million of external acquisition-related expenses that were capitalized.
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
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Real estate investments, at cost:
Land	$19,953	$47,749
Buildings, fixtures and improvements	95,728	181,904
Total tangible assets	115,681	229,653
Acquired intangible assets:
In-place leases and other intangibles (1)	15,739	31,062
Above-market leases (2)	15,701	—
Total purchase price of assets acquired	$147,121	$260,715
____________________________________
(1)The weighted average amortization period for acquired in-place leases and other intangibles is 18.1 years and 15.2 years for 2020 Acquisitions and 2019 Acquisitions, respectively.
(2)The weighted average amortization period for acquired above-market leases is 20.1 years for 2020 Acquisitions.
As of September 30, 2020, the Company invested $26.4 million, including $0.3 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $18.4 million, and the project is expected to be completed within the next 12 months.
Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2020, the Company disposed of 63 properties, including the sale of three consolidated properties to the office partnership, for an aggregate gross sales price of $376.2 million, of which our share was $373.4 million after the profit participation payments related to the disposition of four Red Lobster properties. The dispositions resulted in proceeds of $346.7 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $77.2 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2019, the Company disposed of 107 properties, including the sale of six consolidated properties to the industrial partnership, and one property sold through a foreclosure by the lender, for an aggregate gross sales price of $926.0 million, of which our share was $905.9 million after the profit participation payment related to the disposition of 33 Red Lobster properties. The dispositions resulted in proceeds of $846.0 million after closing costs and contributions to the industrial partnership. The Company recorded a gain of $251.9 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
As of September 30, 2020, there were two properties classified as held for sale with a carrying value of $1.9 million, included in real estate assets held for sale, net, primarily comprised of land of $0.5 million and building, fixtures and improvements, net of $1.5 million, in the accompanying consolidated balance sheets, and are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2019, there were five properties classified as held for sale. During the nine months ended September 30, 2020, the Company recorded a loss of $0.3 million related to held for sale properties. During the nine months ended September 30, 2019 the Company recorded a loss of $0.8 million related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	September 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $802,778 and $748,689, respectively	16.3	$755,914	$854,196
Leasing commissions, net of accumulated amortization of $7,011 and $6,027, respectively	9.3	17,221	17,808
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $124,953 and $112,438, respectively	16.9	165,022	165,483
Total intangible lease assets, net		$938,157	$1,037,487

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $103,156 and $99,315, respectively	19.6	$124,009	$143,583
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $1.9 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $103.5 million and $96.9 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2020 (in thousands):

	Remainder of 2020	2021	2022	2023	2024	2025
In-place leases and other intangibles:
Total projected to be included in amortization expense	$28,521	$105,740	$93,571	$83,429	$73,162	$61,187
Leasing commissions:
Total projected to be included in amortization expense	705	2,776	2,632	2,357	2,140	1,871
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	4,978	19,492	18,683	17,740	16,369	14,902
Below-market lease liabilities:
Total projected to be included in rental revenue	4,004	13,964	13,135	12,413	10,566	9,347

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the consolidated joint venture had total assets of $33.2 million and $32.5 million, respectively, of which $29.7 million and $29.6 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $14.8 million and $14.3 million as of September 30, 2020 and December 31, 2019, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company is generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Unconsolidated Joint Ventures
The following is a summary of the Company’s investments in unconsolidated joint ventures as of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

			Carrying Amount of Investment		Equity in Income
					Nine Months Ended
Investment	Ownership % (1)	Number of Properties	September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2019
Faison JV Bethlehem GA (2)	90%	1	$40,533	$40,416	$1,442	$1,583
Industrial Partnership (3)	20%	7	46,024	28,409	584	99
Office Partnership (4)	20%	4	13,782	—	380	—
____________________________________
(1)The Company’s ownership interest reflects its legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed properties because of various provisions in certain joint venture agreements regarding capital contributions, distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.
(2)The total carrying amount of the investment was greater than the underlying equity in net assets by $4.3 million and $4.7 million as of September 30, 2020 and December 31, 2019, respectively. This difference relates to a purchase price allocation of goodwill and a step up in fair value of the investment asset acquired in connection with mergers. The step up in fair value was allocated to the individual investment asset and is being amortized in accordance with the Company’s depreciation policy. On September 18, 2020, the Faison JV Bethlehem GA joint venture partner exercised its put option to require the Company to purchase its 10% ownership interest in the joint venture on or before November 4, 2020.
(3)During the nine months ended September 30, 2020, the industrial partnership acquired one property from a third party for a purchase price of $246.8 million.
(4)During the nine months ended September 30, 2020, the office partnership acquired one property from a third party for a purchase price of $33.1 million.
The unconsolidated joint ventures had total aggregate debt outstanding of $534.3 million as of September 30, 2020, which is non-recourse to the Company, as discussed in Note 6 – Debt. There was $269.3 million of debt outstanding related to the unconsolidated joint ventures as of December 31, 2019.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Note 4 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Straight-line rent receivable	$271,283	$266,195
Accounts receivable	64,733	41,556
Mezzanine position	9,959	—
Deferred costs, net (1)	5,924	7,208
Investment in direct financing leases, net	8,198	9,341
Investment in Cole REITs (2)	6,943	7,552
Prepaid expenses	6,467	3,453
Leasehold improvements, property and equipment, net (3)	4,230	4,809
Other assets, net	13,502	8,281
Total	$391,239	$348,395
___________________________________
(1)Amortization expense for deferred costs related to the revolving credit facilities totaled $0.8 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $52.1 million and $49.8 million as of September 30, 2020 and December 31, 2019, respectively.
(2)The Company has interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V”), (collectively, the “Cole REITs”) and carries these investments at fair value. During the nine months ended September 30, 2020, the Company recognized a loss of $0.6 million related to the change in fair value, which is included in other income, net in the accompanying consolidated statements of operations.
(3)Amortization expense for leasehold improvements totaled $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.4 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively, with no related write-offs. Accumulated amortization was $3.2 million and $2.8 million as of September 30, 2020 and December 31, 2019, respectively. Depreciation expense for property and equipment totaled $0.3 million for each of the three months ended September 30, 2020 and 2019, with no related write-offs. Depreciation expense for property and equipment totaled $0.8 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively, inclusive of write-offs of less than $0.1 million for the nine months ended September 30, 2019. Accumulated depreciation was $6.3 million and $5.4 million as of September 30, 2020 and December 31, 2019, respectively.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2020
Assets:
Investment in Cole REITs	$—	$—	$6,943	$6,943
Liabilities:
Derivative liabilities	$—	$(97,511)	$—	$(97,511)

	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Assets:
Derivative assets	$—	$250	$—	$250
Investment in Cole REITs	—	—	7,552	7,552
Total assets	$—	$250	$7,552	$7,802
Liabilities:
Derivative liabilities	$—	$(28,081)	$—	$(28,081)
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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Cole REITs – The fair values of CCIT II, CCIT III and CCPT V were estimated using the net asset value per share, as most recently disclosed by each applicable REIT. Each of the Cole REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Cole REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2020 and 2019 (in thousands):

Investment in Cole REITs
Beginning balance, January 1, 2020	$7,552
Unrealized loss included in other income, net	(609)
Ending Balance, September 30, 2020	$6,943

Beginning balance, January 1, 2019	$7,844
Unrealized loss included in other income, net	(292)
Ending Balance, September 30, 2019	$7,552
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Real Estate Investments – The Company performs quarterly impairment review procedures for real estate investments and investments in unconsolidated entities, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 47 properties were deemed to be impaired resulting in impairment charges of $36.9 million during the nine months ended September 30, 2020. The impairment charges relate to certain office, retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy during the nine months ended September 30, 2020, were identified by management for potential sale or were determined would not be re-leased by the tenant.
As a result of the COVID-19 pandemic, the Company considered whether there was any indication of impairment for properties that did not otherwise have potential impairment indicators and identified five properties to include on the Company’s impairment watch list as of September 30, 2020, however there were no additional impairment charges as a result of this assessment.
Based on the Company’s expected holding period for the properties and the economic conditions as of September 30, 2020, the Company believes that their carrying values are recoverable. However, the COVID-19 pandemic has negatively impacted the businesses of certain of our tenants so the Company continues to monitor for circumstances and events in future periods, which may result in impairment charges.
During the nine months ended September 30, 2019, net real estate assets related to 53 properties, were deemed to be impaired resulting in impairment charges of $24.2 million. The impairment charges related to certain office, retail and restaurant properties that, during the nine months ended September 30, 2019, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased by the tenant and the Company believed the property would not be leased to another tenant at a rental rate that supports the current book value.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2020, the Company used a range of discount rates from 7.9% to 8.6% with a weighted-average rate of 8.3% and capitalization rates from 7.4% to 8.1% with a weighted-average rate of 7.8%.
Goodwill – The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable.
As a result of a decrease in the Company’s stock price during the nine months ended September 30, 2020, the Company assessed its goodwill for impairment as of September 30, 2020, which resulted in no impairments. The Company continues to monitor factors that may impact the fair value of goodwill including, but not limited to, market comparable company multiples, interest rates, and global economic conditions.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

	Level	Carrying Amount at September 30, 2020	Fair Value at September 30, 2020	Carrying Amount at December 31, 2019	Fair Value at December 31, 2019
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,336,629	$1,385,727	$1,535,918	$1,590,915
Corporate bonds, net	2	3,435,457	3,689,038	2,839,581	3,022,087
Convertible debt, net	2	252,388	256,098	319,947	327,237
Credit facility	2	900,000	900,000	1,050,000	1,050,000
Total liabilities		$5,924,474	$6,230,863	$5,745,446	$5,990,239
_______________________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of observable market interest rates. Corporate bonds and convertible debt are valued using quoted market prices in active markets with limited trading volume when available.
Note 6 – Debt
As of September 30, 2020, the Company had $5.9 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 4.6 years and a weighted-average interest rate of 4.19%. The following table summarizes the carrying value of debt as of September 30, 2020 and December 31, 2019, and the debt activity for the nine months ended September 30, 2020 (in thousands):

		Nine Months Ended September 30, 2020
	Balance as of December 31, 2019	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2020
Mortgage note payable:
Outstanding balance	$1,529,057	$1,032	$(195,991)	$—	$1,334,098
Net premiums (1)	6,861	—	(415)	(3,915)	2,531
Deferred costs	(7,784)	(326)	65	1,590	(6,455)
Mortgage notes payable, net	1,528,134	706	(196,341)	(2,325)	1,330,174

Corporate bonds:
Outstanding balance	2,850,000	600,000	—	—	3,450,000
Discount (2)	(10,419)	(5,136)	—	1,012	(14,543)
Deferred costs	(25,842)	(5,908)	—	2,682	(29,068)
Corporate bonds, net	2,813,739	588,956	—	3,694	3,406,389

Convertible debt:
Outstanding balance	321,802	—	(69,083)	—	252,719
Discount (2)	(1,855)	—	156	1,368	(331)
Deferred costs	(1,764)	—	148	1,305	(311)
Convertible debt, net	318,183	—	(68,779)	2,673	252,077

Credit facility:
Outstanding balance	1,050,000	902,000	(1,052,000)	—	900,000
Deferred costs (3)	(4,331)	(5)	—	966	(3,370)
Credit facility, net	1,045,669	901,995	(1,052,000)	966	896,630

Total debt	$5,705,725	$1,491,657	$(1,317,120)	$5,008	$5,885,270
____________________________________
(1)Net premiums on mortgage notes payable were recorded upon the assumption of the respective mortgage notes in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgage notes using the effective-interest method.
(2)Discounts on the corporate bonds and convertible debt were recorded based upon the fair value of the respective debt instruments as of the respective

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(3)Deferred costs relate to the Credit Facility Term Loan, as defined in the “Credit Facility” section below.
Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of September 30, 2020 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	278	$1,745,907	$1,318,937	5.01%		2.3
Variable-rate debt	1	29,678	15,161	3.75%	(4)	0.9
Total (5)	279	$1,775,585	$1,334,098	4.99%		2.3
____________________________________
(1)Net carrying value is real estate assets, including investment in direct financing leases, net of real estate liabilities.
(2)Weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
(3)Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.
(4)Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of September 30, 2020.
(5)The table above does not include mortgage notes associated with unconsolidated joint ventures of $534.3 million, which are non-recourse to the Company.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At September 30, 2020, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2020 (in thousands):

Total
October 1, 2020 - December 31, 2020	$859
2021	314,084
2022	266,951
2023	124,217
2024	621,021
2025	1,078
Thereafter	5,888
Total	$1,334,098
Corporate Bonds
As of September 30, 2020, the OP had $3.45 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance September 30, 2020	Interest Rate	Maturity Date
2024 Senior Notes	$500,000	4.600%	February 6, 2024
2025 Senior Notes	550,000	4.625%	November 1, 2025
2026 Senior Notes	600,000	4.875%	June 1, 2026
2027 Senior Notes	600,000	3.950%	August 15, 2027
2028 Senior Notes	600,000	3.400%	January 15, 2028
2029 Senior Notes	600,000	3.100%	December 15, 2029
Total balance and weighted-average interest rate	$3,450,000	4.069%

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of September 30, 2020, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
During the nine months ended September 30, 2020, the Company repurchased $69.1 million of its 3.75% Convertible Senior Notes due 2020. As of September 30, 2020, the Company’s 2020 Convertible Notes had a balance of $252.7 million outstanding, which excludes the carrying value of the conversion options recorded within additional paid-in capital of $12.1 million and the unamortized discount of $0.3 million. The discount will be amortized over the remaining term of 0.2 years. The 2020 Convertible Notes bear interest at an annual rate of 3.75%.
The 2020 Convertible Notes may be converted into cash, shares of the Company’s Common Stock or a combination thereof, in limited circumstances prior to June 15, 2020, and may be converted into such consideration at any time on or after June 15, 2020. As of September 30, 2020, the conversion rate was 66.7249 shares of the Company’s Common Stock per $1,000 principal amount of 2020 Convertible Notes, which reflects adjustments to the initial conversion rate pursuant to the terms of the applicable indenture as a result of cash dividend payments. There were no changes to the terms of the 2020 Convertible Notes during the nine months ended September 30, 2020 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of September 30, 2020.
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
As of September 30, 2020, no amounts were outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of September 30, 2020, there were $4.0 million of letters of credit outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
The Revolving Credit Facility generally bears interest at an annual rate of LIBOR plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Credit Facility Term Loan generally bears interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates. The Credit Facility Term Loan interest rate was 3.59% as of September 30, 2020, pursuant to the terms of the related swap agreements discussed in Note 7 – Derivatives and Hedging Activities.
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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2020.
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
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$250
Interest rate swaps	Derivative, deferred rent and other liabilities	$(97,511)	$(28,081)
During the three and nine months ended September 30, 2020, the Company recorded unrealized gains of $3.7 million and losses of $81.4 million, respectively, and losses of $20.9 million and $48.5 million, respectively, for the three and nine months ended September 30, 2019 for changes in the fair value of the cash flow hedges in accumulated other comprehensive income.
The Company reclassified previous losses of $5.4 million and $12.0 million for the three and nine months ended September 30, 2020, respectively, and losses of $0.7 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, from accumulated other comprehensive income into interest expense as a result of the hedged transactions impacting earnings.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
During the next twelve months, the Company estimates that an additional $21.7 million will be reclassified from other comprehensive income as an increase to interest expense.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of September 30, 2020 and December 31, 2019 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2020	$—	$(97,511)	$—	$—	$(97,511)	$—	$—	$(97,511)
December 31, 2019	$250	$(28,081)	$—	$250	$(28,081)	$—	$—	$(27,831)
Credit Risk Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision specifying that if the Company either defaults or is capable of being declared in default on any of its indebtedness, the Company could also be declared in default on its derivative obligations.
As of September 30, 2020, the Company has not posted any collateral related to these agreements and was not in breach of any provisions in these agreements. If the Company had breached any of these agreements, it could have been required to settle its obligations under the agreements at their aggregate termination value of $99.0 million at September 30, 2020.
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures:
Cash paid for interest	$176,694	$203,438
Cash paid for income taxes	$5,601	$4,474
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$8,831	$13,670
Real estate contributions to industrial partnership and office partnership	$17,240	$29,577
Distributions declared and unpaid	$85,421	$150,970
Distributions payable relinquished	$—	$7,799
Surrender of Limited Partner OP Units	$—	$191,974
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$—	$19,525
Real estate investments received from lease related transactions	$259	$—
Nonmonetary exchanges:
Exchange of real estate investments	$—	$8,900

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Accrued interest	$45,196	$31,925
Accrued real estate and other taxes	34,671	25,320
Accounts payable	1,684	1,779
Accrued legal fees and litigation settlements	523	25,571
Accrued other	30,027	41,725
Total	$112,101	$126,320
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
On November 18, 2019, the Company announced it had reached agreement with the staff of the Enforcement Division of the SEC on the material terms of a negotiated resolution relating to the SEC's investigation of the matters disclosed in the Company's October 29 8-K. The agreement with the SEC staff, which was approved by the SEC's Commissioners on June 23, 2020, required payment of $8.0 million as a civil penalty, which payment was made by the Company during the third quarter of 2020.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Joint Ventures
As discussed in Note 3 – Real Estate Investments and Related Intangibles, on September 18, 2020, the Faison JV Bethlehem GA joint venture partner exercised its put option to require the Company to purchase its 10% ownership interest in the joint venture on or before November 4, 2020.
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
Note 11 – Leases
Lessor
The Company is the lessor for its 3,820 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.08 years to 24.4 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed:
Cash rent (1)	$255,996	$272,032	$778,697	$831,931
Straight-line rent (2)	12,595	5,470	18,053	20,925
Lease intangible amortization	(393)	(692)	(1,929)	(2,034)
Property operating cost reimbursements	1,581	1,418	4,372	4,304
Sub-lease (3)	5,175	5,328	15,718	16,099
Total fixed	274,954	283,556	814,911	871,225

Variable (4)	18,585	19,219	55,438	60,008
Income from direct financing leases	153	210	505	638
Total rental revenue	$293,692	$302,985	$870,854	$931,871
____________________________________
(1)For the three and nine months ended September 30, 2020, the Company had $3.9 million and $16.7 million, respectively, of rental revenue related to deferral agreements executed through October 23, 2020, which qualify for the COVID-19 Lease Concessions Relief. For the three and nine months ended September 30, 2020, cash rent was negatively impacted by (i) $6.5 million and $17.7 million, respectively, of abated rental revenue pursuant to lease amendments executed through September 30, 2020, which increased the weighted average lease term for the related properties and (ii) a reduction to rental revenue of $9.2 million and $13.9 million, respectively, that was related to the impact of the COVID-19 pandemic, of which $5.1 million and $6.0 million, respectively, represented an increase to the general allowance for rental revenue that the Company believes it may abate as a result of lease amendments and $4.1 million and $7.9 million, respectively, represented amounts not probable of collection at September 30, 2020 and rental revenue will be recognized as cash is received.
(2)For the three and nine months ended September 30, 2020, straight-line rent was reduced by $1.0 million and $4.7 million, respectively, that was related to the impact of the COVID-19 pandemic, for straight-line rent receivables that were deemed not probable of collection.
(3)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
(4)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of September 30, 2020 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2020 - December 31, 2020	$257,995	$534
2021	1,029,882	2,014
2022	975,313	1,925
2023	911,354	1,565
2024	839,902	510
2025	735,684	169
Thereafter	4,515,176	655
Total	$9,265,306	$7,372
____________________________________
(1)Related to 19 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.1 years to 78.9 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 15.9 years as of September 30, 2020. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.92% as of September 30, 2020. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
The following table presents the lease expense components for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost (1)	$5,933	$5,794	$19,643	$18,190
Sublease income (2)	$(5,175)	$(5,328)	$(15,718)	$(16,099)
___________________________________
(1)No cash paid for operating lease liabilities was capitalized.
(2)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $2.5 million and operating lease liabilities by $3.0 million, for non-cash activity related to dispositions and lease modifications during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company increased the right-of-use assets and operating lease liabilities each by $0.9 million.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of September 30, 2020 (in thousands).

Future Minimum Lease Payments
October 1, 2020 - December 31, 2020	$5,459
2021	22,173
2022	22,055
2023	21,620
2024	21,015
2025	20,594
Thereafter	208,598
Total	321,514
Less: imputed interest	107,412
Total	$214,102
Note 12 – Equity
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of September 30, 2020, the General Partner had approximately 1.1 billion shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 1.1 billion General Partner OP Units issued and outstanding as of September 30, 2020, corresponding to the General Partner’s outstanding shares of Common Stock.
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
During the nine months ended September 30, 2020, the Company issued an aggregate of 13.3 million shares under the ATM Program, at a weighted average price per share of $6.81, for gross proceeds of $90.6 million. The weighted average price per share, net of commissions, was $6.73, for net proceeds of $89.4 million. As of September 30, 2020, the Company had $572.7 million available to be sold under the ATM Program. The Company incurred $0.1 million of other offering expenses.
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
During the nine months ended September 30, 2020, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 38.87% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends. As of September 30, 2020, there were approximately 18.9 million shares of Series F Preferred Stock, approximately 18.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
Limited Partner OP Units
As of September 30, 2020 the Operating Partnership had approximately 0.8 million Limited Partner OP Units outstanding.
Common Stock Dividends
On August 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend of $0.077 per share of Common Stock for the third quarter of 2020 to stockholders of record as of September 30, 2020, which was paid on October 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
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
There were no share repurchases under the 2019 Share Repurchase Program during the nine months ended September 30, 2020. As of September 30, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.
Note 13 – Net Income (Loss) Per Share/Unit
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three and nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$97,983	$(741,529)	$239,085	$(378,274)
Net (income) loss attributable to non-controlling interests	(51)	15,089	(137)	6,796
Net income (loss) attributable to the General Partner	97,932	(726,440)	238,948	(371,478)
Dividends to preferred shares and units	(10,771)	(16,578)	(36,667)	(52,524)
Net income (loss) available to common stockholders used in basic net income per share	87,161	(743,018)	202,281	(424,002)
Income (loss) attributable to limited partners	65	—	166	—
Net income (loss) used in diluted net income per share	$87,226	$(743,018)	$202,447	$(424,002)

Weighted average number of Common Stock outstanding - basic	1,083,687,807	978,982,729	1,080,010,859	973,760,599
Effect of Limited Partner OP Units and dilutive securities	1,450,569	—	1,429,965	—
Weighted average number of common shares - diluted	1,085,138,376	978,982,729	1,081,440,824	973,760,599

Basic and diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.76)	$0.19	$(0.43)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)
The following were excluded from diluted net loss per share attributable to common stockholders, as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	—	2,350,536	—	1,782,311
Weighted average stock options (1)	—	772,924	—	433,849
Limited Partner OP Units	—	20,793,463	—	22,720,350
_______________________________________________
(1) Net of assumed repurchases in accordance with the treasury stock method
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three and nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$97,983	$(741,529)	$239,085	$(378,274)
Net loss attributable to non-controlling interests	14	25	29	83
Net income (loss) attributable to the Operating Partnership	97,997	(741,504)	239,114	(378,191)
Dividends to preferred units	(10,771)	(16,578)	(36,667)	(52,524)
Net income (loss) used in basic and diluted net income per unit	$87,226	$(758,082)	$202,447	$(430,715)

Weighted average number of common units outstanding - basic	1,084,459,455	999,776,192	1,080,789,878	996,480,948
Effect of dilutive securities	678,921	—	650,946	—
Weighted average number of common units - diluted	1,085,138,376	999,776,192	1,081,440,824	996,480,948

Basic and diluted net income (loss) per unit attributable to common unitholders	$0.08	$(0.76)	$0.19	$(0.43)
The following were excluded from diluted net loss per unit attributable to common unitholders, as the effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average unvested Restricted Shares and Restricted Stock Units (1)	—	2,350,536	—	1,782,311
Weighted average stock options (1)	—	772,924	—	433,849
_______________________________________________
(1) Net of assumed repurchases in accordance with the treasury stock method
Note 14 – Subsequent Events
Real Estate Investment Activity
From October 1, 2020 through October 30, 2020, the Company disposed of one property, for an aggregate gross sales price of $0.2 million, for an estimated gain of $0.1 million.
From October 1, 2020 through October 30, 2020, the Company acquired seven properties for $20.3 million, a mezzanine position for an investment-grade distribution facility for $8.2 million and the Faison JV Bethlehem GA joint venture partner’s 10% ownership interest in the joint venture for $4.3 million, for an an aggregate purchase price of $32.8 million, excluding capitalized external acquisition-related expenses.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Convertible Debt
Subsequent to September 30, 2020, the Company repurchased an additional $8.7 million of its 3.75% Convertible Senior Notes due 2020.
Common Stock Continuous Offering Program
Subsequent to September 30, 2020, the Company issued an additional 0.5 million shares under the ATM Program, at a weighted average price per share of $7.04, for gross proceeds of $3.3 million. The weighted average price per share, net of commissions, was $6.96, for net proceeds of $3.2 million.
Reverse Stock Split
On November 5, 2020, VEREIT announced a one-for-five reverse stock split of its Common Stock which is expected to be effective after markets close on December 17, 2020 following the filing of amendments to its charter with the Maryland State Department of Assessments and Taxation whereby every five shares of VEREIT's issued and outstanding shares of Common Stock, $0.01 par value per share, will be converted into one share of Common Stock, $0.01 par value per share. VEREIT’s Common Stock is expected to begin trading on the NYSE on a split-adjusted basis beginning December 18, 2020. Fractional shares resulting from the reverse stock split will be paid in cash based on the trailing average closing price of VEREIT’s Common Stock on the New York Stock Exchange for a period of three days prior to the effective date. The reverse stock split will affect all record holders of VEREIT’s Common Stock uniformly and will not affect any record holder’s percentage ownership interest, except for de minimus changes as a result of the elimination of fractional shares. Trading in the Common Stock will continue on the NYSE under the symbol “VER” but the Common Stock will be assigned a new CUSIP number. The reverse stock split will reduce the number of shares of Common Stock outstanding but will not affect the number of VEREIT’s authorized shares of Common Stock. A corresponding reverse split of the outstanding OP Units will also be effective on December 17, 2020. The financial statements have not been adjusted because the reverse share split was not effective as of the filing date of this quarterly report. The reverse stock split will be applied retrospectively once it is effective.
Common Stock Dividend
On November 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2020 of $0.077 per share of Common Stock consistent with last quarter’s dividend. The dividend will be paid on January 15, 2021 to Common Stock stockholders of record as of December 31, 2020 and will be $0.385 per share after accounting for the expected one-for-five reverse stock split. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On November 4, 2020, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for January 2021 through March 2021 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
December 15, 2020 - January 14, 2021	January 1, 2021	January 15, 2021
January 15, 2021 - February 14, 2021	February 1, 2021	February 16, 2021
February 15, 2021 - March 14, 2021	March 1, 2021	March 15, 2021

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing, acquisitions, dispositions, rent receipts, rent relief requests and rent relief granted, debt levels, maturities and refinancings, the expected reverse stock split, the payment of future dividends and the impact of the coronavirus (COVID-19) on our business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. Further, information regarding historical rent collections should not serve as an indication of future rent collection. These factors include, among other things, those discussed below. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The uncertain duration and extent of the impact of COVID-19 on our business and the businesses of our tenants (including their ability to timely make rental payments) and the economy generally.
•Federal, state or local legislation or regulation that could impact the timely payment of rent by tenants in light of COVID-19.
•We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
•We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.
•We may be subject to risks accompanying the management of our industrial and office partnerships.
•Our properties may be subject to impairment charges.
•We could be subject to unexpected costs or liabilities that may arise from potential dispositions, including related to limited partnership, tenant-in-common and Delaware statutory trust real estate programs (“1031 real estate programs”) and our management of such programs.
•We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties including that we may be unable to acquire, dispose of, or lease properties on advantageous terms or at all.
•We are subject to risks associated with bankruptcies or insolvencies of tenants, from tenant defaults generally or from the unpredictability of the business plans and financial condition of our tenants, which are heightened as a result of the COVID-19 pandemic.
•We have substantial indebtedness, which may affect our ability to pay dividends, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.
•We may be subject to increases in our borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of London Inter-Bank Offer Rate (“LIBOR”) after 2021.
•Our overall borrowing and operating flexibility may be adversely affected by the terms and restrictions within the indenture governing the senior unsecured notes (the “Senior Notes”), and the Credit Agreement governing the terms of the Credit Facility (as both terms are defined in Liquidity and Capital Resources), and compliance with such covenants and/or our ability to access capital markets (including on attractive terms) may be more difficult as a result of the impact of COVID-19.
•Our access to capital and terms of future financings may be affected by adverse changes to our credit rating.

•We may be affected by the incurrence of additional secured or unsecured debt.
•We may not be able to achieve and maintain profitability.
•We may not generate cash flows sufficient to pay our dividends to stockholders or meet our debt service obligations.
•We may be affected by risks resulting from losses in excess of insured limits.
•We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
•Compliance with the REIT annual distribution requirements may limit our operating flexibility.
•We may be unable to retain or hire key personnel.
•We may be impacted by the continuation or deterioration of current market conditions.

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
When we refer to “operating properties” we mean properties owned and consolidated by the Company, omitting properties (the “Excluded Properties”) for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. At and during the three and nine months ended September 30, 2020, there were no Excluded Properties. At and during the three months ended September 30, 2019, there were no Excluded Properties. During the nine months ended September 30, 2019, there was one Excluded Property which was an office property comprising 145,186 square feet, of which 6,926 square feet was vacant.

The real estate portfolio and economic metrics of operating properties includes the Company's pro rata share of square feet and annualized rental income from the Company's unconsolidated joint ventures, based upon the Company's legal ownership percentage, which may, at times, not equal the Company's economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
As of September 30, 2020, our portfolio was comprised of 3,820 retail, restaurant, office and industrial real estate properties with an aggregate 89.1 million square feet, of which 98.3% was leased, with a weighted-average remaining lease term of 8.3 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned an aggregate of 88.9 million square feet, of which 98.5% was leased, with a weighted-average remaining lease term of 8.4 years as of September 30, 2020.
On November 5, 2020, VEREIT announced a one-for-five reverse stock split of its Common Stock which is expected to be effective on December 17, 2020 whereby every five shares of VEREIT's issued and outstanding shares of Common Stock, $0.01 par value per share, will be converted into one share of Common Stock, $0.01 par value per share. The reverse stock split will affect all record holders of VEREIT’s Common Stock. For additional information about the reverse stock split, see Note 14 – Subsequent Events.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. The Company has 3,820 retail, restaurant, office and industrial operating properties with an aggregate 88.9 million rentable square feet, of which 98.5% was leased as of September 30, 2020, with a weighted-average remaining lease term of 8.4 years.

Operating Highlights and Key Performance Indicators
Activity through September 30, 2020
Operations
•Acquired controlling financial interests in 25 commercial properties for an aggregate purchase price of $147.1 million, which includes one land parcel for build-to-suit development and $0.9 million of external acquisition-related expenses that were capitalized. During the nine months ended September 30, 2020, the Company acquired a mezzanine position in two last-mile distribution facilities for $10.0 million.
•Acquired $246.8 million for the industrial partnership and $33.1 million for the office partnership.
•Disposed of 63 properties, including the sale of three consolidated properties to the office partnership, for an aggregate gross sales price of $376.2 million, of which our share was $373.4 million, resulting in proceeds of $346.7 million after closing costs and contributions to the office partnership. The Company recorded a gain of $77.2 million related to the sales.
Debt
•Closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.40% Senior Notes due 2028 (the “2028 Senior Notes”).
•Repurchased $69.1 million of the Company’s 3.75% Convertible Senior Notes due 2020.
•As of September 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
•Total secured debt decreased by $195.0 million, from $1.5 billion to $1.3 billion, which includes prepayment of $61.5 million of mortgage notes during the third quarter of 2020.
Equity
•Issued an aggregate of 13.3 million shares under the ATM Program, at a weighted average price per share of $6.81, for gross proceeds of $90.6 million. The weighted average price per share, net of commissions, was $6.73, for net proceeds of $89.4 million. The Company incurred $0.1 million of other offering expenses.
•Redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 38.87% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
•Declared a quarterly dividend of $0.077 per share of Common Stock for the third quarter of 2020.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of September 30, 2020, based on annualized rental income of $1.1 billion.
(1)Includes redevelopment property, billboards, construction in progress, land and parking lots.

Industry Diversification

Restaurants - Casual Dining
12.2%
Manufacturing
8.8%
Restaurants - Quick Service
8.6%
Retail - Discount
8.3%
Retail - Pharmacy
6.3%
Retail - Home & Garden
5.9%
Retail - Grocery & Supermarket
4.6%
Retail - Motor Vehicle
4.5%
Finance
3.9%
Professional Services
3.7%

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Portfolio Metrics
Operating properties	3,820	3,926
Rentable square feet (in millions)	88.9	90.7
Economic occupancy rate (1)	98.5%	99.0%
Investment-grade tenants (2)	37.7%	39.5%
____________________________________
(1)Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.
(2)Based on annualized rental income of our real estate portfolio as of September 30, 2020 and 2019, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
The following table shows the economic metrics of our operating properties as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Economic Metrics
Weighted-average lease term (in years)	8.4	8.4
Lease rollover: (1)
Annual average	5.9%	6.3%
Maximum for a single year	11.1%	8.7%
____________________________________
(1)Through the end of the next five years as of the respective reporting date.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Financial Metrics
Total revenues	$295,278	$303,301	$873,457	$932,369

Net income (loss)	$97,983	$(741,529)	$239,085	$(378,274)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.08	$(0.76)	$0.19	$(0.43)

FFO attributable to common stockholders and limited partners (1)	$171,233	$(657,147)	$508,998	$(287,805)
AFFO attributable to common stockholders and limited partners (1)	$166,547	$177,580	$508,604	$533,082
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.15	$0.18	$0.47	$0.53
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located, and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders, other quarantine mandates and restrictions on the operations of certain types of businesses issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of our tenants. While our business was not materially impacted during the nine months ended September 30, 2020 from the COVID-19 pandemic, our rent collection was impacted and for the third quarter was 94% of rental revenue. The full extent of the future impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations is uncertain.
Our dedicated property type asset management teams have been in discussion with tenants to understand the impact of COVID-19 on their businesses. We have received rent relief requests that vary in timeframes, but are generally concentrated within the two to four month range. We evaluate each tenant request on a case-by-case basis, including by analyzing metrics such as industry segment, corporate financial health, rent coverage, and the tenant's liquidity. As of October 30, 2020, we collected the following percent of rent, which included contractual rent and recoveries paid by tenants to cover estimated tax, insurance and common area maintenance expenses, including our pro rata share of such amounts related to properties owned by unconsolidated joint ventures:

	Q2	July	August	September	Q3	October (1)
Rent collection	87%	92%	94%	95%	94%	97%
____________________________________
(1)Includes approximately 2% to be paid in arrears by a Government agency tenant.
During the three and nine months ended September 30, 2020, we had $3.9 million and $16.7 million, respectively, of rental revenue related to deferral agreements executed through October 23, 2020, which qualify for the COVID-19 Lease Concessions Relief. For the three and nine months ended September 30, 2020, we abated $6.5 million of rental revenue, $5.9 million of which is third quarter rental revenue abated pursuant to lease amendments executed through September 30, 2020 and $0.6 million of which is second quarter rental revenue abated pursuant to lease amendments executed from July 1, 2020 through September 30, 2020, and $17.7 million of rental revenue, respectively, pursuant to lease amendments executed through September 30, 2020, which increased the weighted average lease term for the related properties. During the three and nine months ended September 30, 2020, rental revenue was reduced by $9.6 million and $28.2 million, respectively (3.17% and 3.14%, respectively, of gross rental revenue), which included (i) $5.1 million and $6.6 million, respectively, of an increase to the general allowance, (ii) $4.8 million and $14.3 million, respectively, for amounts not probable of collection, and (iii) an offset of $0.3 million for straight-line rent receivables deemed collectible and $7.3 million for straight-line rent receivables, respectively. Of the $9.6 million and $28.2 million reduction to rental revenue for the three and nine months ended September 30, 2020, respectively, $10.2 million and $18.6 million, respectively (3.36% and 2.09%, respectively, of gross rental revenue), was related to the impact of the COVID-19 pandemic, of which $5.1 million and $6.0 million, respectively, represented an increase to the general allowance, $4.1 million and $7.9 million, respectively, represented amounts not probable of collection, and $1.0 million and $4.7 million, respectively, was for straight-line rent receivables.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs 2019 Increase/(Decrease)	2020	2019	2020 vs 2019 Increase/(Decrease)
Revenues:
Rental	$293,692	$302,985	$(9,293)	$870,854	$931,871	$(61,017)
Fees from managed partnerships	1,586	316	1,270	2,603	498	2,105
Total revenues	$295,278	$303,301	$(8,023)	$873,457	$932,369	$(58,912)
Rental
The decrease in rental revenue of $9.3 million and $61.0 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to real estate dispositions and rent abatements and reserves related to COVID-19, partially offset by real estate acquisitions. Subsequent to January 1, 2019, the Company acquired 91 occupied properties for an aggregate purchase price of $550.7 million and disposed of 264 consolidated properties for an aggregate sales price of $1.5 billion.

Fees from Managed Partnerships
Fees from managed partnerships consist of fees earned for providing various services to the Company’s unconsolidated joint venture entities. The increase of $1.3 million and $2.1 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 was due to fees earned from the industrial partnership and office partnership, including a $1.1 million acquisition fee for the purchase of one property in the industrial partnership.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs 2019 Increase/(Decrease)	2020	2019	2020 vs 2019 Increase/(Decrease)
Acquisition-related	$1,050	$1,199	$(149)	$3,742	$3,169	$573
Litigation and non-routine costs, net	105	832,024	(831,919)	(8,577)	806,763	(815,340)
Property operating	31,400	30,822	578	90,988	95,703	(4,715)
General and administrative	14,774	14,483	291	45,950	45,745	205
Depreciation and amortization	109,191	115,111	(5,920)	343,870	369,688	(25,818)
Impairments	16,397	3,944	12,453	36,871	24,240	12,631
Restructuring	—	783	(783)	—	10,149	(10,149)
Total operating expenses	$172,917	$998,366	$(825,449)	$512,844	$1,355,457	$(842,613)
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals.
Litigation and Non-Routine Costs, Net
Litigation and non-routine costs, net decreased $831.9 million during the three months ended September 30, 2020, as compared to the same period in 2019, which was primarily related to $800.0 million of litigation settlements and $32.1 million of fees and costs associated with litigations recorded during the three months ended September 30, 2019, with no litigation settlements and $0.1 million of fees and costs associated with litigations recorded during the same period in 2020.
Litigation and non-routine costs, net decreased $815.3 million during the nine months ended September 30, 2020, as compared to the same period in 2019. During the nine months ended September 30, 2020, the Company reversed $6.8 million of estimated costs accrued in 2019, which exceeded actual expenses incurred of $0.6 million, and recorded $2.5 million of insurance recoveries. During the nine months ended September 30, 2019, the Company recorded $812.2 million of litigation settlements and $69.5 million of fees and costs associated with litigations, offset by $48.4 million of insurance recoveries and $26.5 million of other recoveries related to the surrender of Limited Partner OP Units by principals of the Company’s former external manager.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses remained relatively constant during the three months ended September 30, 2020, as compared to the same period in 2019. The decrease in property operating expenses of $4.7 million during the nine months ended September 30, 2020, as compared to the same period in 2019 was primarily due to the impact of property dispositions.
General and Administrative Expenses
General and administrative expenses remained relatively constant during the three and nine months ended September 30, 2020, as compared to the same periods in 2019.

Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $5.9 million and $25.8 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to real estate dispositions and furniture and fixtures that were fully depreciated during 2019, as they had reached the end of their useful lives, partially offset by real estate acquisitions.
Impairments
Impairments of $16.4 million and $3.9 million were recorded during the three months ended September 30, 2020 and 2019, respectively. Impairments of $36.9 million and $24.2 million were recorded during the nine months ended September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, the impairment charges related to certain office, retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy, were identified by management for potential sale or were determined would not be re-leased by the tenant.
Restructuring Expenses
There were no restructuring expenses recorded during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recorded $0.8 million and $10.1 million, respectively, of restructuring expenses related to the reorganization of the business and cessation of services performed pursuant to the terms of a services agreement (the “Services Agreement”) with CCA Acquisition, LLC (the “Cole Purchaser”).
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	2020 vs 2019 Increase/(Decrease)	2020	2019	2020 vs 2019 Increase/(Decrease)
Interest expense	$(66,935)	$(67,889)	$(954)	$(197,244)	$(208,946)	$(11,702)
Gain (loss) on extinguishment and forgiveness of debt, net	$61	$975	$(914)	$(1,419)	$(497)	$(922)
Other income, net	$73	$2,421	$(2,348)	$1,026	$5,012	$(3,986)
Equity in income of unconsolidated entities	$663	$677	$(14)	$2,406	$1,682	$724
Gain on disposition of real estate and real estate assets held for sale, net	$42,814	$18,520	$24,294	$76,858	$251,106	$(174,248)
Provision for income taxes	$(1,054)	$(1,168)	$(114)	$(3,155)	$(3,543)	$(388)
Interest Expense
The decrease in interest expense of $1.0 million and $11.7 million during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to a decrease in weighted average interest rates. At September 30, 2020, the weighted average interest rate was 4.19%, as compared to 4.49% at September 30, 2019.
Gain (Loss) on Extinguishment and Forgiveness of Debt, Net
Gain (loss) on extinguishment and forgiveness of debt, net decreased $0.9 million during the three months ended September 30, 2020, as compared to the same period in 2019. During the three months ended September 30, 2019, the Company recorded a $1.0 million gain on forgiveness of debt related to a foreclosure sale of one property, with no comparable activity during the same period in 2020.
Gain (loss) on extinguishment and forgiveness of debt, net decreased $0.9 million during the nine months ended September 30, 2020, as compared to the same period in 2019. During the nine months ended September 30, 2020, the Company recorded $1.4 million in losses on the early extinguishment of mortgage notes payable and convertible debt repurchases. During the nine months ended September 30, 2019, the Company recorded a $1.0 million gain on forgiveness of debt related to a foreclosure sale of one property offset by $1.5 million of losses recorded on the early extinguishment of mortgage notes payable.

Other Income, Net
The decrease of $2.3 million and $4.0 million in other income, net during the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 was primarily due to payments received in 2019 related to the Company’s bankruptcy claims related to two prior tenants, with no comparable payments received during the same periods in 2020.
Equity in Income of Unconsolidated Entities
Equity in income remained relatively constant during the three months ended September 30, 2020, as compared to the same period in 2019. The increase in equity in income of $0.7 million during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to increased equity in income from the industrial partnership and office partnership.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The increase in gain on disposition of real estate and real estate assets held for sale, net of $24.3 million during the three months ended September 30, 2020, as compared to the same period in 2019 was due to the Company’s disposition of 16 properties for an aggregate sales price of $157.0 million which resulted in a gain of $42.9 million during the three months ended September 30, 2020, as compared to the disposition of 31 properties for an aggregate sales price of $116.8 million during the same period in 2019, which resulted in a gain of $18.5 million. During the three months ended September 30, 2020, the Company also recorded $0.1 million of losses related to held for sale properties, as compared to less than $0.1 million of losses during the same period in 2019.
The decrease in gain on disposition of real estate and real estate assets held for sale, net of $174.2 million during the nine months ended September 30, 2020, as compared to the same period in 2019 was due to the Company’s disposition of 63 properties for an aggregate sales price of $376.2 million which resulted in a gain of $77.2 million during the nine months ended September 30, 2020, as compared to the disposition of 106 properties for an aggregate sales price of $926.0 million during the same period in 2019, which resulted in a gain of $251.9 million. During the nine months ended September 30, 2020, the Company also recorded $0.3 million of losses related to held for sale properties, as compared to $0.8 million of losses during the same period in 2019.
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

The table below presents FFO and AFFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$97,983	$(741,529)	$239,085	$(378,274)
Dividends on Series F Preferred Stock	(10,771)	(16,578)	(36,667)	(52,524)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(42,814)	(18,520)	(76,858)	(251,113)
Depreciation and amortization of real estate assets	108,803	114,695	342,655	368,172
Impairment of real estate	16,397	3,944	36,871	24,240
Proportionate share of adjustments for unconsolidated entities	1,635	841	3,912	1,694
FFO attributable to common stockholders and limited partners	171,233	(657,147)	508,998	(287,805)
Acquisition-related expenses	1,050	1,199	3,742	3,169
Litigation and non-routine costs, net	105	832,024	(8,577)	806,763
(Gain) loss on investments	(76)	28	607	493
Loss on derivative instruments, net	—	—	—	58
Amortization of premiums and discounts on debt and investments, net	(201)	(1,177)	(1,252)	(3,833)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	393	692	1,929	2,034
Net direct financing lease adjustments	381	411	1,118	1,230
Amortization and write-off of deferred financing costs	3,114	3,319	8,853	10,159
(Gain) loss on extinguishment and forgiveness of debt, net	(61)	(975)	1,419	497
Straight-line rent	(12,595)	(5,470)	(18,053)	(20,925)
Equity-based compensation	2,991	2,924	9,450	9,317
Restructuring expenses	—	783	—	10,149
Other adjustments, net	379	1,138	1,048	2,324
Proportionate share of adjustments for unconsolidated entities	(166)	(128)	(678)	(512)
Adjustments for Excluded Properties	—	(41)	—	(36)
AFFO attributable to common stockholders and limited partners (1) (2)	$166,547	$177,580	$508,604	$533,082

Weighted-average shares of Common Stock outstanding - basic	1,083,687,807	978,982,729	1,080,010,859	973,760,599
Effect of weighted-average Limited Partner OP Units and dilutive securities (3)	1,450,569	23,916,923	1,429,965	24,936,510
Weighted-average shares of Common Stock outstanding - diluted (4)	1,085,138,376	1,002,899,652	1,081,440,824	998,697,109

AFFO attributable to common stockholders and limited partners per diluted share	$0.15	$0.18	$0.47	$0.53
____________________________________
(1)AFFO for the three and nine months ended September 30, 2020, included $3.9 million and $16.7 million, respectively, of rental revenue related to deferral agreements executed through October 23, 2020, which qualify for the COVID-19 Lease Concessions Relief. As of October 23, 2020, the Company had collected $1.1 million of deferred rent.
(2)AFFO for the three and nine months ended September 30, 2020, was negatively impacted by (i) abatements of $6.5 million, of which $5.9 million is third quarter rental revenue pursuant to lease amendments executed through September 30, 2020 and $0.6 million is second quarter rental revenue pursuant to lease amendments executed from July 1, 2020 through September 30, 2020, and $17.7 million, respectively, pursuant to lease amendments executed through September 30, 2020, which increased the weighted average lease term for the related properties, (ii) a reduction to rental revenue of $9.2 million and $13.9 million, respectively, that was related to the impact of the COVID-19 pandemic, of which $5.1 million and $6.0 million, respectively, represented an increase to the general allowance and $4.1 million and $7.9 million, respectively, represented amounts not probable of collection at September 30, 2020 and such rental revenue will be recognized as cash is received.

(3)Dilutive securities include unvested restricted share awards (“Restricted Shares”), unvested restricted stock units (“Restricted Stock Units”) and stock options (“Stock Options”). During the first quarter of 2019, all Restricted Shares vested.
(4)Weighted-average shares for all periods presented exclude the effect of the convertible debt as the Company would expect to settle the debt with cash and any shares underlying Restricted Stock Units that are not issuable based on the Company’s level of achievement of certain performance targets through the respective reporting period.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal operating expenses;
•fund potential capital expenditures, tenant improvements and leasing costs;
•meet debt service and principal repayment obligations, including balloon payments on maturing debt;
•pay dividends; and
•fund property acquisitions.
We expect to be able to satisfy these obligations using one or more of the following sources:
•cash flow from operations;
•proceeds from real estate dispositions;
•utilization of the existing Revolving Credit Facility;
•cash and cash equivalents balance; and
•issuance of VEREIT debt and equity securities.
COVID-19
In light of COVID-19, we took certain steps to preserve and ensure adequate access to liquidity including (i) temporarily ceased property acquisitions during the second quarter of 2020, and monitored necessary capital expenditures and planned build-to-suit development projects, (ii) reduced the quarterly cash dividend beginning the second quarter of 2020, (iii) closed on the senior note offering, consisting of $600.0 million aggregate principal amount of 3.40% Senior Notes due 2028, (iv) amended the Credit Agreement, and (v) issued shares under the ATM Program. As a result of measures undertaken by the Company, we do not currently expect liquidity constraints. During the third quarter of 2020, the Company resumed property acquisition activity and redeemed $300.0 million of Series F Preferred Stock. However, the financial impact of COVID-19 could still have a material and adverse effect on our results of operations, liquidity and cash flows subsequent to September 30, 2020, in particular due to the potential inability of our tenants to satisfy their rent obligations and inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all. The effect of COVID-19 may also negatively impact our future compliance with financial covenants in our Credit Facility, indentures governing our Senior Notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our Credit Facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions in the future.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the nine months ended September 30, 2020, the Company disposed of 63 properties, including the sale of three consolidated properties to the office partnership, for an aggregate gross sales price of $376.2 million, of which our share was $373.4 million, resulting in proceeds of $346.7 million after closing costs and contributions to the office partnership. We expect to continue to explore opportunities to sell additional properties to provide further financial flexibility, however, due to current economic circumstances, we may not be able to dispose of properties on advantageous terms or at all.

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
As of September 30, 2020, no amounts were outstanding under the Revolving Credit Facility and the full $900.0 million was drawn on the Credit Facility Term Loan. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of September 30, 2020, there were $4.0 million letters of credit outstanding.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2020.
Corporate Bonds
Summary and Obligations
As of September 30, 2020, the Operating Partnership had $3.45 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of September 30, 2020, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
As of September 30, 2020, the Company had $252.7 million aggregate principal amount of the 2020 Convertible Notes outstanding. The OP has issued corresponding identical convertible notes to the General Partner. From January 1, 2020 through October 30, 2020, the Company repurchased a total of $77.8 million of its 3.75% Convertible Senior Notes due 2020. The 2020 Convertible Notes mature on December 15, 2020. There were no changes to the terms of the 2020 Convertible Notes during the nine months ended September 30, 2020 and the Company believes that it was in compliance with the financial covenants pursuant to the indenture governing the 2020 Convertible Notes as of September 30, 2020.
Mortgage Notes Payable
Summary and Obligations
As of September 30, 2020, the Company had mortgage notes payable of $1.3 billion, which was collateralized by 279 properties, reflecting a decrease from December 31, 2019 of $195.0 million during the nine months ended September 30, 2020, primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 4.99% per annum and had a weighted-average maturity of 2.3 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of September 30, 2020.
Dividends
On August 5, 2020, the Company’s Board of Directors declared a quarterly cash dividend for the third quarter of 2020 of $0.077 per share of Common Stock to stockholders of record as of September 30, 2020, which was paid on October 15, 2020. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis).
On November 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2020 of $0.077 per share of Common Stock consistent with last quarter’s dividend. The dividend will be paid on January 15, 2021 to Common Stock stockholders of record as of December 31, 2020 and will be $0.385 per share after accounting for the expected one-for-five reverse stock split. An equivalent distribution by the Operating Partnership is applicable per OP Unit. For additional information about the reverse stock split, see Note 14 – Subsequent Events.

Partial Redemptions of Series F Preferred Stock and Series F Preferred OP Units
The Series F Preferred Stock pays cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis). During the three months ended September 30, 2020, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 38.87% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends. As of September 30, 2020, there were approximately 18.9 million shares of Series F Preferred Stock, approximately 18.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
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
From January 1, 2020 through October 30, 2020, the Company issued an aggregate of 13.8 million shares under the ATM Program, at a weighted average price per share of $6.82, for gross proceeds of $93.8 million. The weighted average price per share, net of commissions, was $6.73, for net proceeds of $92.7 million, leaving $569.5 million available to be sold under the ATM Program.
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
There were no share repurchases under the 2019 Share Repurchase Program during the nine months ended September 30, 2020. As of September 30, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2020 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,334,098	$859	$581,035	$745,238	$6,966
Interest payments - mortgage notes (1)	152,179	16,995	100,903	33,154	1,127
Principal payments - Credit Facility	900,000	—	—	900,000	—
Interest payments - Credit Facility (1) (2)	80,005	8,252	65,478	6,275	—
Principal payments - corporate bonds	3,450,000	—	—	500,000	2,950,000
Interest payments - corporate bonds	855,070	35,097	280,776	260,012	279,185
Principal payments - convertible debt	252,719	252,719	—	—	—
Interest payments - convertible debt	1,948	1,948	—	—	—
Operating and ground lease commitments	321,514	5,459	44,228	42,635	229,192
Other commitments (3)	22,361	22,361	—	—	—
Total	$7,369,894	$343,690	$1,072,420	$2,487,314	$3,466,470
____________________________________
(1)Interest payments due in future periods on the $15.2 million of variable rate debt were calculated using a forward LIBOR curve.
(2)As of September 30, 2020, we had $900.0 million of variable rate debt on the Credit Facility Term Loan effectively fixed through the use of interest rate swap agreements. We used the interest rates effectively fixed under our swap agreements to calculate the debt payment obligations in future periods.
(3)Includes the Company’s build-to-suit development project and letters of credit outstanding.

Cash Flow Analysis for the nine months ended September 30, 2020
Operating Activities – During the nine months ended September 30, 2020, net cash provided by operating activities increased $8.8 million to $514.0 million from $505.2 million during the same period in 2019. The increase was primarily due to a decrease in litigation settlement payments of $54.9 million, a decrease in cash interest payments of $26.7 million and a decrease in restructuring expenses paid of $6.2 million, offset by a decrease in insurance settlements received of $45.9 million, an increase of $23.2 million in tenant receivables, net of reserves and the abatement of $17.7 million of rental revenue.
Investing Activities – Net cash provided by investing activities for the nine months ended September 30, 2020 decreased $419.7 million to $134.6 million from $554.3 million during the same period in 2019. The decrease was primarily related to a decrease in cash proceeds from dispositions of real estate and joint ventures of $499.3 million, offset by an increase in investments in real estate assets of $104.7 million.
Financing Activities – Net cash used in financing activities of $460.2 million increased $397.0 million during the nine months ended September 30, 2020 from $63.2 million during the same period in 2019. During the nine months ended September 30, 2020, the Company issued $600.0 million of Senior Notes, redeemed $300.1 million of Series F Preferred Stock and received $89.3 million of net proceeds from the issuance of Common Stock. During the nine months ended September 30, 2019, the Company received $929.0 million of net proceeds from the issuance of Common Stock and redeemed $100.1 million of Series F Preferred Stock.

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
Interest Rate Risk
As of September 30, 2020, our debt included fixed-rate debt, including debt that has interest rates that are fixed with the use of derivative instruments, with a fair value and carrying value of $6.2 billion and $5.9 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $227.8 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $243.4 million.
As of September 30, 2020, our debt included variable-rate debt with a fair value and carrying value of $15.3 million and $15.2 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2020 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.2 million annually. See Note 6 – Debt to our consolidated financial statements.
As of September 30, 2020, our interest rate swaps had a fair value that resulted in liabilities of $97.5 million. See Note 7 – Derivatives and Hedging Activities to our consolidated financial statements for further discussion.
As the information presented above includes only those exposures that existed as of September 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to control the COVID-19 outbreak, including “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing orders, and other mandates issued by local, state or federal authorities, have had and are continuing to have an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity, and our ability to acquire, dispose of, or lease properties for our portfolio, our joint venture partners’ portfolios and/or for the tenant-in-common and Delaware statutory trust real estate programs’ properties that we manage is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows could be materially affected.
Many of our tenants operate in industries that depend on in-person interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to control the COVID-19 outbreak, including “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing orders, and other mandates have, with respect to some portion of our tenants, (i) decreased or prevented our tenants’ customers’ willingness or ability to frequent their businesses, and/or (ii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, which has adversely affected, and is likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Further, places that have seen increased cases of COVID-19 have reinstituted and/or may in the future reinstitute measures to control and decrease the spread of COVID-19, which may prolong the adverse effect on our business and/or the business of our tenants. In light of the spread of COVID-19 and the resulting economic downturn, tenants have requested and may in the future request, rent deferrals, rent abatement or early termination of their leases as well as may be forced to temporarily or permanently close or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends at current levels or at all. Specifically, as a result of COVID-19 and various governmental orders currently or previously in place, a number of our tenants have closed their businesses, are operating with limited operations and/or have submitted requests for rent relief or failed to pay rent. While the Company has worked with tenants requesting rent relief, there can be no guarantee that future rent collections will be received at the same level as historical rent collections or that new governmental closure orders or restrictions will not be instituted in the future. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants generally do not have a clear contractual right to cease paying rent due to government-mandated closures and we intend to enforce our rights under the lease agreements. However, the ongoing COVID-19 pandemic and the related governmental orders continue to present novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements. The extent of tenant requests and actions and the impact to the Company’s results of operations and cash flows is uncertain and cannot be predicted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Redeemed (1)	Redemption Price Per Share/Unit
July 1, 2020 - July 31, 2020	6,000,000	$25.00
August 1, 2020 - August 31, 2020	—	—
September 1, 2020 - September 30, 2020	6,000,000	$25.00
Total	12,000,000	$25.00
_______________________________________________
(1) During the three months ended September 30, 2020, the Company redeemed an aggregate of 12.0 million shares of its Series F Preferred Stock.
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the third quarter of 2020, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes. There were also no share repurchases under the 2019 Share Repurchase Program. See Note 12 – Equity for further discussion.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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
Dated: November 4, 2020