Form 10-K
period 2020-12-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2021-02-24
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Securities registered pursuant to Section 12(g) of the Securities Act of 1934: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. VEREIT, Inc. ☐ VEREIT Operating Partnership, L.P. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. VEREIT, Inc. ☒ VEREIT Operating Partnership, L.P. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of VEREIT, Inc. as of June 30, 2020 was approximately $6.9 billion based on the closing sale price for VEREIT, Inc.’s common stock on that day as reported by the New York Stock Exchange.
There were 229,029,658 shares of common stock of VEREIT, Inc. outstanding as of February 19, 2021.
There is no public trading market for the common units of VEREIT Operating Partnership, L.P. As a result, the aggregate market value of the common units held by non-affiliates of VEREIT Operating Partnership, L.P. cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of VEREIT, Inc.’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed pursuant to Rule 14a-6 of the Securities Exchange Act of 1934, as amended, are incorporated by reference into this Annual Report on Form 10-K. Other than those portions of the Proxy Statement specifically incorporated by reference pursuant to Items 10 through 14 of Part III hereof, no other portions of the Proxy Statement shall be deemed so incorporated.

EXPLANATORY NOTE

Combined Reporting
This report combines the Annual Reports on Form 10-K for the year ended December 31, 2020 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
As the sole general partner of VEREIT Operating Partnership, L.P., VEREIT, Inc. has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.
We believe combining the Annual Reports on Form 10-K of VEREIT, Inc. and VEREIT Operating Partnership, L.P. into this single report results in the following benefits:
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
There are a few differences between the Company and the Operating Partnership, which are reflected in the disclosure in this report. We believe it is important to understand the differences between the Company and the Operating Partnership in the context of how we operate as an interrelated consolidated company. VEREIT, Inc. is a real estate investment trust whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, VEREIT, Inc. does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity or debt from time to time and guaranteeing certain unsecured debt of the Operating Partnership and certain of its subsidiaries. The Operating Partnership holds substantially all of the assets of the Company and holds the ownership interests in the Company’s joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity or debt issuances by VEREIT, Inc., which are generally contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units. To help investors understand the significant differences between VEREIT, Inc. and the Operating Partnership, there are separate sections in this report that separately discuss VEREIT, Inc. and the Operating Partnership, including the consolidated financial statements and certain notes to the consolidated financial statements as well as separate disclosures in Item 9A. Controls and Procedures and Exhibit 31 and Exhibit 32 certifications. As sole general partner with control of the Operating Partnership, VEREIT, Inc. consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of VEREIT, Inc. and VEREIT Operating Partnership, L.P. are the same on their respective consolidated financial statements. The separate discussions of VEREIT, Inc. and VEREIT Operating Partnership, L.P. in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.
Reverse Stock Split
The Company effected a one-for-five reverse stock split of shares of Common Stock after markets closed on December 17, 2020, whereby every five shares of VEREIT's issued and outstanding shares of common stock, $0.01 par value per share, were converted into one share of common stock, $0.01 par value per share. A corresponding reverse split of the outstanding common partnership interests in the Operating Partnership also took effect on December 17, 2020. All common stock/unit and per share/unit data for all periods presented in this Annual Report on Form 10-K have been updated to give effect to the reverse stock split.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the fiscal year ended December 31, 2020

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, rent relief requests, rent relief granted, the payment of future dividends, the Company’s growth and the impact of the coronavirus (COVID-19) on our business. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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
•We may be subject to risks accompanying the management of our industrial and office partnerships, in each of which we hold a non-controlling ownership interest.
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
•We may be subject to increases in our borrowing costs as a result of changes in interest rates and other factors, including the phasing out of the London Inter-Bank Offered Rate (“LIBOR”) after 2021.
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K for the year ended December 31, 2020.
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
When we refer to “operating properties” we mean properties owned and consolidated by the Company, omitting properties (the “Excluded Properties”) for which (i) the related mortgage loan is in default, and (ii) management decides to transfer the properties to the lender in connection with settling the mortgage note obligation. At December 31, 2020 and 2019, there were no Excluded Properties. During the year ended December 31, 2020, there were no Excluded Properties. During the year ended December 31, 2019, there was one Excluded Property which was an office property comprised of 145,186 square feet, of which 6,926 square feet were vacant, with principal outstanding of $19.5 million on the related mortgage loan. During the year ended December 31, 2018, there was one Excluded Property, which was a vacant industrial property, comprised of 307,725 square feet, with principal outstanding of $16.2 million on the related mortgage loan.
The real estate portfolio and economic metrics of our operating properties omits the square feet of one redevelopment property and includes the Company's pro rata share of square feet and annualized rental income from the Company's unconsolidated joint ventures, based upon the Company's legal ownership percentage, which may, at times, not equal the Company's economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.

PART I
Item 1. Business.
Overview
VEREIT is a full-service real estate operating company which owns and actively manages one of the largest portfolios of single-tenant commercial properties in the U.S. and has a business model of providing equity capital to creditworthy organizations in return for long-term leases on their properties. As discussed in further detail below, our full-service real estate operations include portfolio management through strategic acquisitions and dispositions, property management, asset management and leasing. The Company has 3,831 retail, restaurant, office and industrial real estate properties with an aggregate of 89.7 million square feet of which 97.9% was leased, with a weighted-average remaining lease term of 8.3 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned an aggregate of 89.5 million square feet, of which 98.1% was leased, with a weighted-average remaining lease term of 8.4 years as of December 31, 2020. Of VEREIT’s 3,831 properties, annualized rental income as a percentage of the total portfolio was approximately 45% retail, 20% restaurant, 17% office, 18% industrial and 0.1% other. Our properties are located throughout the U.S. (including Puerto Rico) with the two highest concentrations in the Southeast and Midwest regions.
As of December 31, 2020 and 2019, there were no tenants exceeding 10% of our consolidated annualized rental income. As of December 31, 2020 and 2019, properties located in Texas represented 12.1% and 12.8%, respectively, of our consolidated annualized rental income. As of each of December 31, 2020 and 2019, tenants in the casual dining restaurant industry accounted for 12.0% of our consolidated annualized rental income.
Prior to the fourth quarter of 2017, the Company operated through two business segments, the real estate investment segment and the investment management segment, Cole Capital. The Company completed the sale of Cole Capital on February 1, 2018. The assets, liabilities and related financial results of substantially all of the Cole Capital segment are reflected in the financial statements as discontinued operations. Following the sale of Cole Capital, the Company's financial results are reported as a single segment for all periods presented.
VEREIT, Inc. was incorporated in the State of Maryland on December 2, 2010 and has elected to be treated as a REIT for U.S. federal income tax purposes. Substantially all of our real estate operations are conducted through the Operating Partnership, of which VEREIT, Inc. is the sole general partner. VEREIT Inc. is the holder of 99.9% of the common partnership interests in the Operating Partnership (the “OP Units”) as of December 31, 2020. The Operating Partnership was formed in the State of Delaware on January 13, 2011. VEREIT, Inc.’s shares of common stock (“Common Stock”) and 6.70% Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) trade on the New York Stock Exchange (the “NYSE”) under the trading symbols “VER” and “VER PRF,” respectively.
The Company effected a one-for-five reverse stock split of shares of Common Stock after markets closed on December 17, 2020. Certain prior period amounts have been updated to reflect the reverse stock split. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020. See Note 2 – Summary of Significant Accounting Policies and Note 12 – Equity for further discussion.
2020 Highlights and Developments
Operations
•Acquired controlling financial interests in 51 commercial properties for an aggregate purchase price of $342.5 million, which includes the consolidation of one property previously owned by one of the Company’s unconsolidated joint ventures and two land parcels, including one for build-to-suit development, and $1.9 million of external acquisition-related expenses that were capitalized. The Company also acquired a mezzanine position in two last-mile distribution facilities for $10.0 million and a preferred equity interest in one distribution center for $22.8 million.
•Acquired $246.8 million for the industrial partnership and $33.1 million for the office partnership.
•Disposed of 77 properties, including the sale of three consolidated properties to the office partnership, for an aggregate gross sales price of $438.4 million, of which our share was $435.5 million, resulting in proceeds of $408.0 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $96.2 million related to the sales. The Company also received $14.6 million upon the sale of the two last-mile distribution facilities, in which the Company had a mezzanine position.

Debt
•Closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.40% Senior Notes due 2028 (the “Senior Notes due January 2028”) in June of 2020.
•Closed on a senior note offering, consisting of $500.0 million aggregate principal amount of the Operating Partnership’s 2.20% Senior Notes due 2028 (the “Senior Notes due June 2028”) and $700.0 million aggregate principal amount of the Operating Partnership’s 2.85% Senior Notes due 2032 (the “Senior Notes due 2032”) in November of 2020.
•The Company fully repaid its 3.75% Convertible Senior Notes due 2020 (the “2020 Convertible Notes”).
•As of December 31, 2020, no amounts were outstanding under the Revolving Credit Facility (as defined in Liquidity and Capital Resources) and the Company repaid the outstanding balance of $900.0 million on the Credit Facility Term Loan (as defined in Liquidity and Capital Resources).
•Terminated the $900.0 million interest rate swaps and the $400.0 million forward starting interest rate swaps.
•Total secured debt decreased by $195.9 million, from $1.5 billion to $1.3 billion.
Equity
•Effected a one-for-five reverse stock split of shares of Common Stock. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020.
•Issued an aggregate of 13.3 million shares under the ATM Program (as defined in Liquidity and Capital Resources), at a weighted average price per share of $36.41, for gross proceeds of $484.1 million. The weighted average price per share, net of commissions, was $36.00, for net proceeds of $478.7 million.
•Redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 38.87% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
•For the fourth quarter of 2020, declared a quarterly dividend of $0.385 per share of Common Stock, as updated for the one-for-five reverse stock split which if annualized, is $1.540 per share of Common Stock. An equivalent distribution by the Operating Partnership is applicable per OP Unit.

Primary Investment Focus
We own and actively manage a diversified portfolio of single-tenant retail, restaurant, office and industrial real estate assets subject to long-term net leases with creditworthy tenants. Our focus is on single-tenant, net-leased properties that are strategically located and essential to the business operations of the tenant, as well as retail properties that offer necessity and value-oriented products or services. We actively manage the portfolio by considering several metrics including property type, tenant concentration, geography, credit and key economic factors for appropriate balance and diversity. We believe that actively managing our portfolio allows us to attain the best operating results for each asset and the overall portfolio through strategic planning, implementation of these plans and responding proactively to changes and challenges in the marketplace.
Investment Policies
When evaluating prospective investments in or dispositions of real property, management considers relevant real estate and financial factors, including the location of the property, the leases and other agreements affecting the property and business operations of the tenant, the creditworthiness of major tenants, its income-producing capacity, its physical condition, its prospects for appreciation, its prospects for liquidity, tax considerations and other factors. In this regard, our management has substantial discretion with respect to the selection of specific investments, subject in certain instances to the approval of the Board of Directors.
As part of our overall portfolio strategy, we seek to lease space and/or acquire properties leased to creditworthy tenants that meet our underwriting and operating guidelines. Prior to entering into any transaction, our corporate credit analysis and underwriting professionals conduct a review of a tenant’s credit quality. In addition, we consistently monitor the credit quality of our portfolio by actively reviewing the creditworthiness of certain tenants, focusing primarily on those tenants representing the greatest concentration of our portfolio. This review primarily includes an analysis of the tenant’s financial statements either quarterly, or as frequently as the lease permits. We also consider tenant credit quality when assessing our portfolio for strategic dispositions. When we assess tenant credit quality, we, among other factors that we may deem relevant: (i) review relevant financial information, including financial ratios, net worth, revenue, cash flows, leverage and liquidity; (ii) evaluate the depth and experience of the tenant’s management team; and (iii) assess the strength/growth of the tenant’s industry. On an on-going basis, we evaluate the need for an allowance for doubtful accounts arising from estimated losses that could result from the tenant’s inability to make required current rent payments and an allowance against accrued rental revenue for future potential losses that we deem to be unrecoverable over the term of the lease. The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric) including as a result of the ongoing COVID-19 pandemic; change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We are of the opinion that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, our review of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.
Financing Policies
We rely on leverage to allow us to invest in a greater number of assets and enhance our asset returns. We intend to finance future acquisitions with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of public and private offerings of our equity and debt securities, unsecured corporate-level debt, and other public, private or bank debt. In addition, we may acquire properties in exchange for the issuance of Common Stock or OP Units and we may acquire properties subject to existing mortgage indebtedness.
We also may obtain secured or unsecured debt to acquire properties, and we expect that our financing sources will include the public debt market, banks and institutional investment firms, including asset managers and life insurance companies. Although we intend to maintain a conservative capital structure, our charter does not contain a specific limitation on the amount of debt we may incur and the Board of Directors may implement or change target debt levels at any time without the approval of our stockholders.
We intend to continue to emphasize unsecured corporate-level or OP-level debt in our financing and to seek to reduce the percentage of our assets which are secured by mortgage loans. For information relating to our Credit Facility, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.
Competition
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties. We compete with a number of developers, owners and operators of retail, restaurant, office and industrial real estate, many of which own properties similar to ours in the same markets in which our properties are located. We also may face new competitors and, due to our focus on single-tenant properties located throughout the United States, and because many of our competitors are locally or regionally focused, we do not expect to encounter the same competitors in each region of the United States. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the properties that we have targeted for acquisition and may succeed in disposing of or leasing properties similar to ours for lower sale or rental rates. Foreign investors may view the U.S. real estate market as being more stable than other international markets and may increase investments in high-quality single-tenant properties, especially in gateway cities. We may also incur costs in connection with unsuccessful acquisitions that we will not be able to recover.
Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, and the Americans with Disabilities Act of 1990 (“ADA”). See “Item 1A - Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
The coronavirus (COVID-19) pandemic has impacted all states where our tenants operate their businesses or where our properties are located. Our business and our tenants’ businesses have been impacted and may continue to be impacted by measures taken to control the COVID-19 outbreak (including “shelter-in-place” or “stay-at-home” orders, density limitations and social distancing orders (collectively, “Closure Orders”), and other mandates issued by local, state or federal authorities) as well as state, local or industry-initiated efforts to freeze tenant rent or suspend or modify the process by which a landlord can enforce evictions. These measures have affected and may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent. While we believe our tenants generally do not have a clear contractual right to cease paying rent due to government-mandated closures and we intend to enforce our rights under the lease agreements, the ongoing COVID-19 pandemic and the related governmental orders continue to present novel situations for which the ultimate legal outcome cannot be assured and it is possible future governmental action could impact our rights under the lease agreements.
Human Capital
As of December 31, 2020, we had approximately 160 employees. We value our employees and their individual and collective contributions to the Company in the furtherance of our corporate, operational, social, environmental and governance initiatives. Our company culture is based on treating others the way we would like to be treated and we strive to foster a work environment that is inclusive, fair and engaged.
Our success depends on our ability to attract and retain key members of our executive and senior management teams and staff supporting our continuing operations. We have developed robust benefit programs focused on the recruitment and retention of employees. These benefit programs include, but are not limited to, competitive compensation packages, health and welfare benefits, life and disability insurance, 401(k) plan matching, and parental leave, along with programs focused on employee training and education, wellness, assistance and engagement. We also encourage employees to become more proficient in their jobs and prepare for greater responsibility by offering reimbursement to employees seeking professional certifications, designations or licenses. Further, we have a commitment to providing equal opportunities in all aspects of employment and we do not discriminate against any person based on race, color, religion, sex, national origin, age, disability, sexual orientation, gender identification or expression, genetic information or any other basis made unlawful by federal, state or local law, ordinance or regulation.
In addition, as a result of COVID-19, the Company implemented and is continuing its work-from-home policy to protect its employees. The Company maintains a strong commitment to supporting its employees’ health through the pandemic and has instituted safety protocols and procedures for employees when they are in a Company office.

The Company empowers employees to strengthen their communities and to support their local social programs. To further this initiative, the Company established the VEREIT Values Program in 2015 whose mission is to connect employees with charitable organizations in their communities. Since its inception, employees have contributed time and resources to various charitable organizations.
Available Information
We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and proxy statements, with the SEC. You may access any materials we file with the SEC through the EDGAR database at the SEC’s website at http://www.sec.gov. In addition, copies of our filings with the SEC may be obtained from our website at www.ir.vereit.com. We are providing our website address solely for the information of investors. We do not intend for the information contained on our website to be incorporated into this Annual Report on Form 10-K or other filings with the SEC.

Item 1A. Risk Factors.
Investors should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, the trading price of VEREIT's securities could decline and its stockholders and/or the Operating Partnership's unitholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Unless expressly stated otherwise, references in this “Risk Factors” section to our “capital stock” represent VEREIT’s Common Stock and any class or series of its preferred stock, references to our “stockholders” represent holders of VEREIT’s Common Stock and any class or series of its preferred stock, and references to our “unitholders” represent holders of the OP Units and any class of series of the Operating Partnership’s preferred units.

Risks Related to Our Business and Operations
The ongoing pandemic of the novel coronavirus (COVID-19) has negatively affected and will likely continue to negatively affect our business, financial condition, liquidity and results of operations and those of our tenants.
The COVID-19 pandemic has had, and likely will continue to have, repercussions across local, national and global economies and financial markets. COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located and measures taken to control the COVID-19 outbreak, including Closure Orders, and other mandates issued by local, state or federal authorities, have had and are continuing to have an adverse effect on our business and the businesses of our tenants. The full extent of the adverse impact on our results of operations, liquidity, and our ability to acquire, dispose of, or lease properties for our portfolio, our joint venture portfolios and/or for the 1031 real estate program property that we manage is unknown and will depend on future developments, which are highly uncertain and cannot be predicted. Our results of operations, liquidity and cash flows could be materially affected.

Many of our tenants operate in industries that depend on in-person activities or interactions with their customers to be profitable and to fund their obligations under lease agreements with us. Measures taken to control the COVID-19 outbreak, including Closure Orders, and other mandates have, with respect to some portion of our tenants, (i) decreased or prevented our tenants’ customers’ willingness, need or ability to frequent their businesses, and/or (ii) impacted supply chains from local, national and international suppliers or otherwise delayed the delivery of inventory or other materials necessary for our tenants’ operations, which has adversely affected, and is likely to continue to adversely affect, their ability to maintain profitability and make rental payments to us under their leases. Further, places that have seen increased cases of COVID-19 have reinstituted and/or may in the future reinstitute measures to control and decrease the spread of COVID-19, which may prolong the adverse effect on our business and/or the business of our tenants. In light of the spread of COVID-19 and the resulting economic downturn, tenants have requested and may in the future request rent relief, including rent deferrals, rent abatement, lease restructures or early termination of their leases, and they may be forced to temporarily or permanently cease or limit operations or declare bankruptcy which could reduce our cash flows and negatively affect our ability to pay dividends at current levels or at all. Specifically, as a result of COVID-19 and various governmental orders currently or previously in place, a number of our tenants have temporarily or permanently closed their businesses, have limited operations and/or have submitted requests for rent relief or failed to pay rent. While the Company has worked with and continues to work with tenants requesting rent relief, there can be no guarantee that future rent collections will be received at the same level as historical rent collections or that new governmental closure orders or restrictions will not be instituted in the future. In addition, state, local or industry-initiated efforts, such as tenant rent freezes or suspension of a landlord’s ability to enforce evictions, may continue to affect our ability to collect rent or enforce remedies for the failure to pay rent. We believe our tenants generally do not have a clear contractual or common law right to cease paying rent due to government-mandated closures and we intend to enforce our rights under the lease agreements. However, the ongoing COVID-19 pandemic and the related governmental orders continue to present novel situations for which the ultimate legal outcomes cannot be assured, and it is possible future governmental action could impact our rights under the lease agreements.

The spread of COVID-19 has caused and is continuing to cause significant financial market volatility and a general economic downturn, and the length and extent of such volatility and downturn are unknown and cannot be predicted with any certainty. The financial impact of COVID-19 could have a material and adverse effect on our results of operations, liquidity and cash flows, in particular due to the potential (i) inability of our tenants to satisfy their rent obligations, (ii) inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all, (iii) reductions or other changes in demand for certain types of or uses for commercial real estate; and (iv) difficulty for the Company accessing debt and equity capital on attractive terms, or at all. The effect of COVID-19 may also negatively impact our future compliance with financial covenants in our credit facility, indentures governing our senior notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our credit facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions.

As a result of COVID-19, the Company implemented and is continuing its work-from-home policy to protect its employees. The COVID-19 pandemic may also impact the continued service and availability of our personnel, including our executive officers, and our ability to recruit, attract and retain skilled personnel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions implemented or reinstituted in connection with COVID-19, the impact on our business could be exacerbated.

The full extent of the adverse impact of COVID-19 (including any prolonged or permanent impact to societal behaviors due to COVID-19 (e.g., working, shopping, dining, entertainment, etc.)) on our business, financial condition, liquidity and results of operations cannot be predicted and may be material. The magnitude will depend on factors beyond our control including actions taken by local, state, federal and international governments, non-governmental organizations, the medical community, our tenants, and the public in general. Moreover, our other risk factors herein could be heightened as a result of the impact of COVID-19.

We are primarily dependent on single-tenant leases for our revenue and, accordingly, if we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire, on favorable terms or at all, our financial condition could be adversely affected.
We focus our investment activities on ownership of freestanding, single-tenant net leased commercial properties. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, this risk is increased where we lease multiple properties to a single tenant under a master lease. In such an instance, a default specific to a particular property could lead to a termination of the entire master lease, resulting in the loss of revenue from all properties under the master lease. We are subject to competition in the leasing of our properties and compete with developers, owners and operators of real estate, who may have greater financial and other resources than we do. We cannot assure you that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. If our properties are nearing the end of the lease term or become vacant and our competitors offer alternative space at rental rates below current market rates or below the rental rates we charge, we may lose existing or potential tenants and we may be pressured to reduce our rental rates, offer substantial rent or other concessions, and/or accommodate requests for remodeling and other improvements in order to retain tenants or to attract new tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a retail bank branch or distribution warehouse) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. We have and may continue to experience vacancies due to the default of a tenant under its lease, the expiration of a lease or if we are not willing to agree to existing or new tenant accommodations or concessions. We typically must incur all of the costs of ownership for a property that is vacant and if vacancies continue, we may suffer reduced rental income. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire, on favorable terms or at all, our financial condition, liquidity and results of operations could be adversely affected.

We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
We have tenant, geographic and industry concentrations within our portfolio which may increase as we continue to acquire or dispose of properties. Any adverse change in the financial condition of a tenant with whom we have a significant credit concentration, or any downturn of the economy in any state or industry in which we have a significant credit concentration, could result in a material reduction of our cash flows or material losses to us. These concentrations may also strengthen tenant bargaining power and make us more susceptible to adverse regulatory changes, natural disasters or other unexpected events that may impact a particular tenant, geographic location or industry which could negatively affect our operations or result in a material reduction of our cash flows or material losses to us.

Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected.

Real estate investments are relatively illiquid and we may not be able to dispose of properties when appropriate or on favorable terms which could, among other things, adversely impact our ability to make cash distributions to our stockholders and unitholders.

We expect to hold our real estate investments until such time as we decide that a sale or other disposition is appropriate given our investment objectives and REIT qualification limitations. We generally intend to hold properties for an extended period of time, but our management or Board of Directors may exercise their discretion as to whether and when to sell a property (including in connection with joint venture arrangements) to achieve investment or portfolio objectives. Real estate investments are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers, the availability of attractive financing for potential buyers, and the quality of the underlying tenants. In addition, if our competitors sell assets similar to assets we intend to divest and/or at valuations below our valuations for comparable assets, we may be unable to divest our assets at all or at favorable pricing or terms. Furthermore, we may be required to seek modifications of an underlying lease or expend funds to correct defects or to make improvements before a property can be sold. We cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. As a result, once we determine to sell a property we may not be able to do so quickly, on favorable terms or at all. Due to the uncertainty of market conditions that may affect the disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit or at all in the future, which may impact the extent to which our stockholders and unitholders will receive cash distributions and realize potential appreciation on our real estate investments. In addition, certain significant real property expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable disposition revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.

A substantial portion of our properties are leased to tenants with a below investment grade rating, as determined by major credit rating agencies, or are leased to tenants that are not rated, and may have a greater risk of default.
As of December 31, 2020, approximately 61.3% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating, which percentage may increase over time, including as property acquisition volume increases. Our investments in properties leased to such tenants may have a greater risk of default and bankruptcy than investments in properties leased to investment grade tenants, and these tenants may be more susceptible to default if economic conditions decline, including in the tenant’s industry. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit-assessment tools as well as rely on our own underwriting and analysis of the tenant’s credit which includes, among other things, reviewing the tenant’s available financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our credit estimates are inaccurate, the default or bankruptcy risk for a tenant may be greater than anticipated. These outcomes could have an adverse impact on our returns on the assets and hence our operating results.

Dividends paid from sources other than our cash flow from operations could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us.
We may not generate sufficient cash flow from operations to pay dividends and we may in the future pay dividends from sources other than from our cash flow from operations, such as from the proceeds of property or other asset dispositions, borrowings (including on our existing Revolving Credit Facility), cash and cash equivalents balances, and/or offerings of debt and/or equity securities. We have not established any limit on the amount of borrowings and/or the sale of property or other assets or the proceeds from an offering of debt or equity securities that may be used to fund dividends, except that, in accordance with our organizational documents and Maryland law, we may not make dividend distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to qualify as a REIT. Funding dividends from borrowings could restrict the amount we can borrow for portfolio investments, which may affect our ability to acquire properties and our profitability. Funding dividends with the sale of property or other assets or the proceeds of offerings of debt or equity securities may affect our ability to generate cash flows. Payment of dividends from these sources could affect our profitability, restrict our ability to generate sufficient cash flow from operations, and dilute stockholders’ and unitholders’ interests in us, any or all of which may adversely affect the overall return of our stockholders. In addition, funding dividends from the sale of additional debt or equity securities could dilute our stockholders’ interest in us. As a result, the return our stockholders realize on their investment may be reduced.
We could face potential adverse effects from the bankruptcies or insolvencies of tenants or from tenant defaults generally.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders. In addition, the financial failure of, or other default by, one or more of our tenants could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience adverse changes, they may fail to make rental payments when due, close a number of business locations, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.

If a sale-leaseback transaction is re-characterized by the IRS or in a tenant’s bankruptcy proceeding, our REIT status or financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions. In a sale-leaseback transaction, we purchase a property and then lease it back to the third party from whom we purchased it. The IRS could challenge our characterization of certain leases and re-characterize them as financing transactions or loans for U.S. federal income tax purposes or, in the event of the bankruptcy of a tenant, a sale-leaseback transaction might be re-characterized as either a financing or a joint venture. If a sale-leaseback transaction is re-characterized by the IRS, we might fail to satisfy the REIT qualification tests and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status. Further, if a sale-leaseback is re-characterized as a financing, we would not be considered the owner of the property and, as a result, would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. In bankruptcy, the tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback is re-characterized as a joint venture, we could be treated as co-venturers with our tenant and could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.

We may be unable to enter into and consummate property acquisitions on advantageous terms or our property acquisitions may not perform as we expect due to competitive conditions and other factors.
We intend to acquire properties in the future. The acquisition of properties entails various risks, including the risks that our investments may not perform as we expect and that our cost estimates for bringing an acquired property up to market standards (if needed) may prove inaccurate. Further, we expect to finance any future acquisitions through a combination of borrowings (including under our Revolving Credit Facility), cash and cash equivalent balances, proceeds from equity and/or debt offerings by VEREIT, the Operating Partnership or their subsidiaries, cash flow from operations and proceeds from property or other asset dispositions which, if unavailable, could adversely affect our cash flows. In addition, our ability to acquire properties in the future on satisfactory terms and successfully integrate and operate such properties is subject to the following material risks: (i) we may be unable to acquire desired properties or the purchase price of a desired property may increase significantly because of competition from other real estate investors; (ii) we may acquire properties that are not accretive to our earnings upon acquisition; (iii) we may be unable to obtain the necessary debt or equity financing to consummate an acquisition or, if obtainable, financing may not be on satisfactory terms; (iv) we may need to spend more than budgeted amounts to make necessary improvements to acquired properties; (v) agreements for the acquisition of properties are typically subject to customary conditions to closing, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate; (vi) we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations; and (vii) we may acquire properties and assume existing liabilities without any recourse, or with only limited recourse, for liabilities, whether known or unknown, quantifiable or unquantifiable, such as tax liabilities, accrued but unpaid liabilities, cleanup of environmental contamination, remediation of latent defects, claims by tenants, vendors or other persons against the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. Any of the these risks could adversely affect our business, financial condition, liquidity and results of operations.

The value of our real estate investments is subject to risks including risks associated with the real estate industry.

Our real estate investments are subject to various risks, fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease our cash available for distribution to our stockholders and unitholders, as well as the value of our properties. These risks and events include, but are not limited to: (i) adverse changes in international, national or local economic and demographic conditions; (ii) vacancies or our inability to lease space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or tenant-favorable renewal options; (iii) adverse changes in financial conditions of buyers, sellers and tenants of properties; (iv) ongoing disruption and/or consolidation in the retail sector; (v) negative developments in the real estate market, including as a result of COVID-19 (e.g., decreased demand for certain office properties due to remote work environments) or tenant performance; which may cause us to reevaluate the business and macro-economic assumptions used in the impairment analysis of our properties and may result in a material impact on our financial statements; (vi) inability to collect rent from tenants, or other failures by tenants to perform the obligations under their leases; (vii) competition from other real estate investors; (viii) the obsolescence of our properties over time, including as a result of age or a shift in market preference, which could impact our ability to re-tenant a property, particularly if the property was built to suit a particular tenant; (ix) our ownership or future acquisition of properties subject to leasehold interests in the land (i.e., ground leases) or other similar agreements with terms different than the related operating lease for the property, may limit our uses of these properties, may restrict our ability to lease or sell or otherwise transfer such properties, or may require the ground landlord’s consent to a lease, sale or other transfer, all of which may impair their value; (x) if the operating tenant of a ground-leased property fails to pay or perform obligations under the related ground lease, we could be obligated to pay or perform such obligations at our expense; (xi) the expiration or inability to extend the term of a ground lease could reduce or end the term of the corresponding operating lease prior to the scheduled or desired expiration date of such operating lease; (xii) reductions in the level of demand for commercial space generally, and freestanding net leased properties specifically, and changes in the relative popularity of our tenants and/or properties; (xiii) increases in the supply of freestanding single-tenant properties; (xii) fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all; (xiv) increases in expenses, including, but not limited to, insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies, all of which have an adverse impact on the rent a tenant may be willing to pay us in order to lease one or more of our properties; (xv) loss of property rights, adverse impacts on our tenants’ business operations and/or increases in tenant vacancies resulting from eminent domain proceedings; (xvi) civil unrest, acts of God, including earthquakes, floods, hurricanes and other natural disasters, including extreme weather events or damage from rising sea levels from possible future climate change, which may result in uninsured losses, and acts of war or terrorism; and (xvii) changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, governmental fiscal policies and the ADA. In addition, our properties are subject to the ADA and while our tenants are obligated to comply with the ADA and may be obligated under our leases to pay for the costs associated with that compliance, if compliance involves expenditures that are greater than anticipated or if tenants fail or are unable to comply, we may be required to incur expenses to bring a property into compliance. Any of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of insurance coverage that may be available.
We carry commercial general liability, flood, earthquake, and property and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles we believe are customarily carried for similar properties. We do not carry insurance for certain losses and certain types of losses may be either uninsurable or not economically insurable, such as losses due to nuclear explosions, riots, acts of war, or excluded contaminants such as viruses or pathogens. We also carry professional liability, directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. For any insured loss, we may be required to pay a significant deductible prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage limits. We may reduce or discontinue certain coverages in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. If the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Our insurance is placed with several large carriers and if any one of these carriers were to become insolvent, we would be forced to replace coverage with another suitable carrier, and any outstanding claims would be at risk for collection. We cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.

We face possible risks associated with the physical effects of climate change which could have a material adverse effect on our properties, operations and business.
Impacts associated with climate change, including rising sea levels, flooding, extreme weather, changes in precipitation and temperature, and air quality, may result in physical damage to, a decrease in demand for, and/or a decrease in rent from and value of our properties located in areas affected by these conditions. A number of our properties are located in areas that have historically been impacted by earthquakes, floods, hurricanes, and tornadoes. To the extent climate change causes increased changes in weather patterns, our markets could experience heightened storm intensity and rising sea-levels. These conditions could result in declining demand for leased space in our buildings or an inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we and/or our tenants find acceptable. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Our participation in joint ventures creates additional risks as compared to direct real estate investments, and the actions of our joint venture partners could adversely affect our operations or performance.
We participate in and may in the future participate in additional transactions structured to purchase and dispose of assets jointly with unaffiliated third parties (a “joint venture”), including the management of these joint ventures. Such joint ventures include our industrial and office partnerships, in which we hold a non-controlling interest and which we manage. There are additional risks involved in joint venture transactions apart from those associated with purchasing property directly. For example, as a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to significant decisions affecting the property. In addition, there is the potential of the co-participant in the joint venture becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and that participant. We may also provide non-recourse guarantees of the indebtedness of the joint venture. These diverging interests could result in, among other things, exposure to liabilities of the joint venture in excess of our proportionate share of these liabilities.

Historical 1031 real estate programs may divert resources and subject us to unexpected liabilities and costs.
We have served as the asset manager of certain historical 1031 real estate programs, with one program remaining under management. These historical programs may divert resources from our core business operations and could result in unexpected liabilities and costs, including actual or threatened litigation.

Competition that traditional retail tenants face from e-commerce retail sales, or the integration of brick and mortar stores with e-commerce retailers, could adversely affect our business.
Our retail tenants continue to face increased competition from e-commerce retailers. E-commerce sales continue to account for an increasing percentage of retail sales, and this trend is expected to continue as our retail tenants continue to increase their e-commerce presence and/or integrate their brick and mortar stores with an e-commerce platform. Further, these efforts may have been heightened by the measures taken to control the COVID-19 outbreak, including various Closure Orders and other mandates issued by local, state or federal authorities which may have forced many retail tenants to limit or suspend in-person operations. Changes in shopping trends as a result of the growth in e-commerce may also impact the profitability of retailers that do not adapt to changes in market conditions. The continued growth of e-commerce sales could decrease the need for traditional retail outlets and reduce retailers' space and property requirements. Increased demand for services such as curbside pick-up, take-out and other amenities reducing in-store shopping or in-person contact could reduce the demand for properties that do not contain such amenities, or require expenditures to provide or reconfigure properties to allow for such amenities. These conditions could adversely impact our results of operations and cash flows if we are unable to meet the needs of our tenants or if our tenants encounter financial difficulties as a result of changing market conditions.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in the dilution of our stockholders and unitholders, and limit our ability to sell or refinance such assets.
We have in the past and may in the future acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for OP Units. Under the Third Amended and Restated Agreement of Limited Partnership of the OP, as amended (the “LPA”), after holding OP Units for a period of one year, unless otherwise consented to by the General Partner, holders of OP Units have a right to redeem the OP Units for the cash value of a corresponding number of shares of the General Partner’s Common Stock or, at the option of the General Partner, a corresponding number of shares of the General Partner’s Common Stock. This could result in the dilution of our stockholders and unitholders through the issuance of OP Units that may be exchanged for shares of our Common Stock. This acquisition structure may also have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to restrictions on our ability to dispose of, or refinance the debt on, the acquired properties in order to protect the contributors’ ability to defer recognition of taxable gain. Similarly, we may be required to incur or maintain debt we would otherwise not incur so we can allocate the debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell or refinance an asset at a time, or on terms, that would be favorable absent such restrictions.

Risks Related to Liquidity and Indebtedness

We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional investments.
In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make investments. Market volatility and disruption (including resulting from the COVID-19 pandemic) could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise equity capital. Our access to capital will depend upon a number of factors, including: general market conditions; prevailing interest rates; the market’s perception of our future growth potential; analyst reports about us and the REIT industry; the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies; our financial performance and that of our tenants; our current debt levels; our current and expected future earnings; and our cash flow; and the market price per share of our Common Stock. If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations as they mature or make any additional investments.

We have substantial amounts of indebtedness outstanding, which may affect our ability to pay dividends, and may expose us to interest rate fluctuation risk and to the risk of default under our debt obligations.
We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs. We may incur substantial additional debt in the future, including borrowings under our Revolving Credit Facility and other types of debt, as our business strategy contemplates the use of debt to finance long-term growth and our organizational documents contain no limitations on the amount of debt that we may incur upon approval by our Board, without stockholder approval. We may incur additional debt for various purposes including, without limitation, the funding of future acquisitions, capital improvements and leasing commissions in connection with the repositioning of properties, which would increase our debt service obligations. Our substantial outstanding indebtedness, and the limitations imposed on us by our debt agreements, could have material adverse consequences, including as follows: (i) our cash flow may be insufficient to meet our required principal and interest payments; (ii) we may be unable to borrow additional funds as needed or on satisfactory terms to fund future working capital, capital expenditures and other general corporate requirements, which could, among other things, adversely affect our ability to capitalize upon any acquisition opportunities or fund capital improvements and leasing commissions; (iii) we may be unable to pay off or refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness and will depend on, among other things, our financial condition and market conditions at the time, restrictions in the agreements governing our indebtedness, general economic and capital market conditions, the availability of credit from banks or other lenders, and investor confidence in us; (iv) payments of principal and interest on borrowings may leave us with insufficient cash resources to make the dividend payments necessary to maintain our REIT qualification or may otherwise impose restrictions on our ability to make distributions; (v) we may be forced to dispose of properties, possibly on disadvantageous terms; (vi) we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; (vii) certain of the property subsidiaries’ loan documents may include restrictions that limit the subsidiary’s ability to take certain actions with respect to the property, including restrictions on the subsidiary’s ability to make dividends to us or restrictions that require us to obtain lender consent which could adversely affect our ability to sell, lease or otherwise address issues with the property; (viii) certain of our borrowings, and our future borrowings may, bear interest at variable rates and increases in interest rates would result in higher interest expenses on our existing unhedged variable rate debt and increase the costs of refinancing existing debt or incurring new debt; (ix) we may be unable to hedge floating-rate debt, counterparties may fail to honor their obligations under our hedge agreements, these agreements may not effectively hedge interest rate fluctuation risk, and, upon the expiration of any hedge agreements, we would be exposed to then-existing market rates of interest and future interest rate volatility; (x) we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and exercise their rights under any assignment of rents and leases; (xi) we may be vulnerable to general adverse economic and industry conditions; and (xii) we may be at a disadvantage compared to our competitors with less indebtedness.

If we default under a loan or indenture (including any default in respect of the financial maintenance and negative covenants contained in the Credit Agreement, or the indenture governing the Senior Notes), we may automatically be in default under any other loan or indenture that has cross-default provisions (including the Credit Agreement), and (x) further borrowings under the Credit Facility will be prohibited, and outstanding indebtedness under the Credit Facility, and our indenture (including the indenture governing the Senior Notes) or such other loans may be accelerated and (y) to the extent any such debt is secured, directly or indirectly, by any properties or assets, the lenders may foreclose on the properties or assets securing such indebtedness. Further, any foreclosure on our properties could create taxable income without accompanying cash proceeds, which could adversely affect our ability to meet the REIT dividend requirements imposed by the Internal Revenue Code. In addition, increases in interest rates may impede our operating performance and payments of required debt service obligations or amounts due at maturity, or the creation of additional reserves under loan agreements or indentures, could adversely affect our financial condition and operating results. Further, the REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Generally, any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. Accordingly, we may need to limit our use of advantageous hedging techniques or implement those hedges through taxable REIT subsidiaries (“TRS”). This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Our indenture and the Credit Agreement contain restrictive covenants that limit our operating flexibility.
The indenture governing our Senior Notes and the Credit Agreement require us to comply with customary affirmative and negative covenants and other financial and operating covenants that, among other things, restrict our ability to take specific actions (e.g., consummate a merger, consolidation or sale of all or substantially all of our assets or incur or guarantee additional secured and unsecured indebtedness). In addition, the indenture governing our Senior Notes requires us, among other things, to maintain a maximum unencumbered leverage ratio and the Credit Agreement requires us, among other things, to maintain a maximum consolidated leverage ratio, a minimum fixed charge coverage ratio, a maximum secured leverage ratio, a maximum unencumbered leverage ratio and a minimum unencumbered interest coverage ratio. The Credit Agreement also includes customary restrictions on, among other items, liens, negative pledges, intercompany transfers, fundamental changes, transactions with affiliates and restricted payments. Our ability to comply with these and other provisions of the indenture governing our Senior Notes and the Credit Agreement may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. Any failure to comply with these covenants would constitute a default under the indenture governing our Senior Notes and/or the Credit Agreement, as applicable, and would prevent further borrowings under the Credit Agreement and could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Adverse changes in our credit ratings could affect our borrowing capacity and borrowing terms.
Credit rating agencies continually evaluate their ratings for the companies that they follow, including us. The credit ratings are based on our operating performance, liquidity and leverage ratios, overall financial position, and other factors viewed by the credit rating agencies as relevant to our industry and the economic outlook in general. The credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. Our Senior Notes are periodically rated by nationally recognized credit rating agencies, but we cannot be sure that credit rating agencies will maintain their ratings on the Senior Notes. Our current corporate credit and issue-level ratings for our Senior Notes are “BBB-” with a “stable” outlook from Standard & Poor’s Rating Services, “Baa3” with a “positive” outlook assigned by Moody’s Investor Service, Inc., and “BBB” with a “stable” outlook assigned by Fitch Ratings, Inc. A deterioration in our credit ratings could adversely affect the cost and availability of capital, as well as the terms of any financing we obtain. Since we depend in part on debt financing to fund our business, an adverse change in our credit ratings could have a material adverse effect on our financial condition, liquidity, results of operations and the trading price of our Senior Notes.

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.
In July 2017, the Financial Conduct Authority (“FCA”) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have or may have contracts that are indexed to LIBOR and monitor and evaluate the related risks, which include interest amounts on variable rate debt and the swap rate for interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on a fallback reference rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative reference rate could vary from the underlying exposure or be higher and more volatile than LIBOR. Certain risks arise in connection with transitioning contracts to an alternative reference rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative reference rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that. This could occur, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated.

Risks Related to Ownership of Our Common Stock

The Board of Directors may create and issue a class or series of common or preferred stock without stockholder approval.
Subject to applicable legal and regulatory requirements, the Board may amend our charter from time to time to increase or decrease the aggregate number of shares of our stock, or of any class or series of stock that we have authority to issue, to designate and issue from time to time one or more classes or series of stock and to classify or reclassify any unissued shares of our Common Stock or preferred stock without stockholder approval. The Board may determine the relative preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any class or series of stock issued. As a result, we may issue series or classes of stock with voting rights, rights to dividends or other rights, senior to the rights of holders of our outstanding capital stock. The issuance of any such stock could also have the effect of diluting our existing equity holders and our expected earnings per share or delaying or preventing a change of control transaction that might otherwise be in the best interests of our stockholders.

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations.
The sales price of our Common Stock on the NYSE has fluctuated and may continue to fluctuate in response to a number of events and factors, including: future offerings of our debt and equity securities or the perception that such sales could occur; actual or anticipated variations in our operating results, earnings, or liquidity, or those of our competitors; changes in our dividend policy or our dividend yield relative to yields on other financial instruments; publication of research reports about us, our competitors, our tenants, or the REIT industry; changes in market valuations of companies similar to us; speculation in the press or investment community; our failure to meet, or changes to, our earnings estimates, or those of any securities analysts; increases in market interest rates; adverse market reaction to the amount of or the maturity of our debt and our ability to refinance such debt and the terms thereof; changes in our credit ratings; changes in our key management; the financial condition, liquidity, results of operations, and prospects of our tenants; regulatory changes affecting our industry or our tenants; failure to maintain our REIT qualification; general market and economic conditions, including the current state of the credit and capital markets; and as a result of the events or realization of the risks described in this “Risk Factors” section or in our future filings with the SEC.

Future offerings of debt, which would be senior to our Common Stock upon liquidation, or preferred equity securities that may be senior to our Common Stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our Common Stock.
In the future, we may issue debt or preferred equity securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to our Common Stockholders. Additional equity offerings, including offerings of convertible preferred stock, may dilute the holdings of our existing stockholders and/or otherwise reduce the market price of our Common Stock. Holders of our Common Stock are not entitled to preemptive rights or other protections against dilution. Preferred stock, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make distributions to holders of our Common Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of future offerings reducing the market price of our Common Stock and diluting their stock holdings in us.

The change of control conversion feature of the Series F Preferred Stock may make it more difficult for a party to take over the Company or discourage a party from taking over the Company.
Upon the occurrence of a change of control (as defined in the Articles Supplementary for the Series F Preferred Stock) the result of which is that our Common Stock or the common securities of the acquiring or surviving entity are not listed on a national stock exchange, holders of the Series F Preferred Stock will have the right (unless, prior to the change of control conversion date, we have provided or provide notice of our election to redeem the Series F Preferred Stock) to convert some or all of their Series F Preferred Stock into shares of our Common Stock (or equivalent value of alternative consideration). The change of control conversion feature of the Series F Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing certain change of control transactions of the Company under circumstances that stockholders may otherwise believe are in their best interests.

Risks Relating to our Real Estate Investments

We are subject to extensive environmental regulation creating uncertainty of future environmental expenditures and liabilities.
Environmental laws regulate, and impose liability for, releases of hazardous or toxic substances into the environment. Under various provisions of these laws, an owner or operator of real estate, is or may be liable for costs related to soil or groundwater contamination on, in, or migrating to or from its property. In addition, persons who arrange for the disposal or treatment of hazardous or toxic substances may be liable for the costs of cleaning up contamination at the disposal site. Such laws often impose liability regardless of whether the person knew of, or was responsible for, the presence of the hazardous or toxic substances that caused the contamination. The presence of, or contamination resulting from, any of these substances, or the failure to properly remediate them, may adversely affect our ability to sell or lease our property or to borrow using such property as collateral and may adversely impact our investment in that property. In addition, persons exposed to hazardous or toxic substances may sue us for personal injury damages. Certain of our properties involve operations or activities that could give rise to environmental liabilities. While the tenants of such properties are generally obligated under the terms of their leases for any such environmental liabilities, if such a tenant failed to satisfy such liability, we could become obligated with respect thereto. As a result, in connection with our current or former ownership, leasing, operation, management and development of real properties, we may be potentially liable for investigation and cleanup costs, penalties, and damages under environmental laws. Further, environmental laws may impose liabilities, costs or operating limitations on our tenants which could adversely affect our tenants’ operations and their ability to make rental payments to us.
Although our properties are generally subjected to preliminary environmental assessments, known as Phase I assessments, by independent environmental consultants that identify certain liabilities, Phase I assessments are limited in scope, and may not include or identify all potential environmental liabilities or risks associated with the property. We may also obtain a Phase II assessment which may include limited subsurface investigations and tests for substances of concern where the results of the Phase I environmental reports or other information indicates possible contamination or where our consultants recommend such procedures. Further, any environmental liabilities that arose since the date the studies were done would not be identified in the assessments. Unless required by applicable laws or regulations, we may not further investigate, remedy or ameliorate the liabilities disclosed in these assessments. We cannot assure you that these or other environmental studies identified all potential environmental liabilities, or that we will not incur material environmental liabilities in the future. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to finance or sell any affected properties.

Our build-to-suit acquisitions are subject to additional risks related to properties under development.
From time to time, we engage in build-to-suit acquisitions and the acquisition of properties under development. In such cases, we are generally obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance, and if other conditions have been met, such as there being an effective lease for the property, and the tenant having accepted the property and commenced paying rent. We may also engage in development and construction activities involving acquired or existing properties, including the construction or expansion of new or existing buildings or facilities (typically at the request of a tenant) or the development or build-out of vacant space. We may advance significant amounts in connection with certain development projects. We may also provide mezzanine, preferred equity or other types of development financing or investment to or for the developers of such projects. As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in or fund development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental revenue and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we contract to acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that company may not be fully recoverable if the developer fails to successfully complete the project.

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
We are a holding company and conduct all of our operations through the Operating Partnership. We do not have, apart from our ownership of the Operating Partnership, any independent operations. As a result, we rely on distributions from the Operating Partnership to pay any dividends we might declare on shares of our Common Stock. We also rely on distributions from the Operating Partnership to meet our debt service and other obligations, including our obligations to make distributions required to maintain our REIT qualification. The ability of subsidiaries of the Operating Partnership to make distributions to the Operating Partnership, and the ability of the Operating Partnership to make distributions to us in turn, will depend on their operating results and on the terms of any loans that encumber the properties owned by them. Such loans may contain lockbox arrangements, reserve requirements, financial covenants and other provisions that restrict the distribution of funds. In the event of a default under these loans, the defaulting subsidiary would be prohibited from distributing cash. As a result, a default under any of these loans by the borrower subsidiaries could cause us to have insufficient cash to make required distributions on our Common Stock. In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of the Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and the Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full. As of December 31, 2020, we owned approximately 99.9% of the OP Units in the Operating Partnership. However, the Operating Partnership may issue additional OP Units in the future. Such issuances could reduce our ownership percentage in the Operating Partnership. Because our stockholders would not directly own any such OP Units, they would not have any voting rights with respect to any such issuances or other partnership-level activities of the Operating Partnership.

Our charter, bylaws, Maryland law, and the LPA have provisions that may delay or prevent a change of control transaction.
Our charter, subject to certain exceptions, limits any person to actual or constructive ownership of no more than 9.8% in value of the aggregate of our outstanding shares of stock and not more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. In addition, our charter provides that we may not consolidate, merge, sell all or substantially all of our assets or engage in a share exchange unless such actions are approved by the affirmative vote of at least two-thirds of the Board of Directors. The ownership limits and the other restrictions on ownership and transfer of our stock and the Board approval requirements contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders. Further, certain provisions in the LPA may delay or make more difficult unsolicited acquisitions of us or changes in our control. These provisions could discourage third parties from making such proposals, although some stockholders might consider such proposals, if made, desirable. These provisions include, among others, redemption rights of qualifying parties; the ability of the General Partner in some cases to amend the LPA without the consent of the limited partners; the right of the limited partners to consent to transfers of the general partnership interest of the General Partner and mergers or consolidations of the Company under specified limited circumstances; and restrictions relating to our qualification as a REIT under the Internal Revenue Code. The LPA also contains other provisions that may have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

The Company’s fiduciary duties as sole general partner of the Operating Partnership could create conflicts of interest.
The Company has fiduciary duties to the Operating Partnership and the limited partners in the Operating Partnership, the discharge of which may conflict with the interests of its stockholders. The LPA provides that, in the event of a conflict between the duties owed by the Company’s directors to the Company and the duties that the Company owes in its capacity as the sole general partner of the Operating Partnership to the Operating Partnership’s limited partners, the Company’s directors are under no obligation to give priority to the interests of such limited partners. As a holder of OP Units, the Company will have the right to vote on certain amendments to the LPA (which require approval by a majority in interest of the limited partners, including the Company) and individually to approve certain amendments that would adversely affect the rights of the Operating Partnership’s limited partners, as well as the right to vote on mergers and consolidations of the Company in its capacity as sole general partner of the Operating Partnership in certain limited circumstances. These voting rights may be exercised in a manner that conflicts with the interests of the Company’s stockholders. For example, the Company cannot adversely affect the limited partners’ rights to receive distributions, as set forth in the LPA, without their consent, even though modifying such rights might be in the best interest of the Company’s stockholders generally.

The Board of Directors may change significant corporate policies without stockholder approval.
Our investment, financing, borrowing and dividend policies and our policies with respect to other activities, including growth, debt, capitalization, operations and other governance matters, will be determined by the Board. These policies may be amended or revised at any time and from time to time at the discretion of the Board without a vote of our stockholders. In addition, the Board may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our business, financial condition, liquidity and results of operations and our ability to satisfy our debt service obligations and to make distributions to our stockholders and unitholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited under Maryland law.
Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (1) actual receipt of an improper personal benefit or profit in money, property or services or (2) active and deliberate dishonesty established by a final judgment as being material to the cause of action. Our charter contains such a provision and limits the liability of our directors and officers to the maximum extent permitted by Maryland law. Maryland law requires us to indemnify our directors and officers for liability actually incurred in connection with any proceeding to which they may be made, or threatened to be made, a party, except to the extent that the act or omission of the director or officer was material to the matter giving rise to the proceeding and was either committed in bad faith or was the result of active and deliberate dishonesty, the director or officer actually received an improper personal benefit in money, property or services, or, in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist under common law. In addition, our charter obligates us to advance the reasonable defense costs incurred by our directors and officers. Finally, we have entered into agreements with our directors and officers pursuant to which we have agreed to indemnify them to the maximum extent permitted by Maryland law.

U.S. Federal Income and Other Tax Risks and Risks Related to Our Status as a REIT

Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our capital stock.
We elected to be taxed as a REIT commencing with the taxable year ended December 31, 2011 and believe we have operated, and intend to operate, in a manner that has allowed us to qualify as a REIT and will allow us to continue to qualify as a REIT. However, we may terminate our REIT qualification if the Board determines that not qualifying as a REIT is in our best interests, or the qualification may be terminated inadvertently. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structure our activities in a manner designed to satisfy the requirements for qualification as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we have been or will be successful in continuing to be taxed as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual income and quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the Internal Revenue Service (the “IRS”), such recharacterization would jeopardize our ability to satisfy the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could result in our disqualification as a REIT for past or future periods. If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions and, accordingly, distributions the Operating Partnership makes to its unitholders could be similarly reduced. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we continue to qualify as a REIT, in certain circumstances, we may incur tax liabilities that would reduce our cash available for distribution to our stockholders and unitholders.
Even if we continue to qualify as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are considered held for sale and not for investment (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax (which may cause us to forgo or defer sales of properties that otherwise would be favorable). In addition, we may not make sufficient distributions to avoid income and excise taxes on retained income. We also may decide to retain net capital gain we earn from the sale or other disposition of our property or other assets and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated for federal income tax purposes as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We may, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT.

A REIT may own up to 100% of the stock of one or more subsidiary corporations that it elects to treat as TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS of the REIT. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. We may use TRSs generally to hold properties for sale in the ordinary course of business or to hold assets or conduct activities that we cannot conduct directly as a REIT. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on their taxable income. These rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Not all taxing jurisdictions recognize the favorable tax treatment afforded to REITs under the Internal Revenue Code. As such, we may be subject to regular corporate net income taxes in certain state, local or foreign taxing jurisdictions. In addition, we, the Operating Partnership, our TRS, and/or other entities through which we conduct our business may also be subject to state, local or foreign income, franchise, sales, transfer, excise or other taxes. Any taxes that we incur directly or indirectly will reduce our cash available for distribution to our stockholders and unitholders. Additionally, changes in state, local or foreign tax law could reduce the cash flow from certain investments made by us and could make such investments less attractive to potential buyers when we seek to liquidate such investments.

Complying with REIT requirements (including annual distribution requirements) may force us to forgo or liquidate otherwise attractive investment opportunities. This could reduce our operating flexibility, cause us to borrow funds during unfavorable market conditions, delay or hinder our ability to meet our investment objectives and reduce your overall return.
In order to qualify as a REIT, we must satisfy certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. For example, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with U.S. GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. We must also meet the REIT gross income tests annually and that at the end of each calendar quarter which generally require that at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, sell assets or make taxable stock dividends. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

If the Operating Partnership or certain other subsidiaries fail to qualify as a partnership or are not otherwise disregarded for U.S. federal income tax purposes, then we would cease to qualify as a REIT.
We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge this status, the Operating Partnership would be taxed as a corporation. This would result in our failure to qualify as a REIT and would cause us to be subject to a corporate-level tax on our income which would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if one or more of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership and is otherwise not disregarded for U.S. federal income tax purposes, then such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization could also threaten our ability to maintain our REIT qualification.

We may be subject to adverse legislative or regulatory tax changes including changes that modify the taxation of REITs and their shareholders increasing tax liability as well as reduce our operating flexibility and the market price of our capital stock.
Numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in shares of our Common Stock and further changes may be made in the future. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Further, although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.

Non-U.S. stockholders may be subject to U.S. federal withholding and income taxes.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our Common Stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (the “FIRPTA”). Our Common Stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity,” which includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. While we believe that we are a domestically-controlled qualified investment entity, our Common Stock is publicly traded, and so no assurances can be given. Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our Common Stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our Common Stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our Common Stock at any time during the five-year period ending on the date of the sale. While we anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, no assurance can be given that this will be the case. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we qualify as a REIT for federal income tax purposes, we will be required to pay some state and local taxes on our properties. Our property taxes may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders and unitholders could be adversely affected.

The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock. Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the Board, for so long as we qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our Common Stock or otherwise be in the best interest of our stockholders.

General Risk Factors

If we are unable to maintain effective disclosure controls and procedures and effective internal control over financial reporting, investor confidence and our stock price could be adversely affected.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures and internal control over financial reporting. There were no changes to our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, however, there can be no guarantee as to the effectiveness of our disclosure controls and procedures and we cannot assure you that our internal control over financial reporting will not be subject to material weaknesses in the future. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be adversely affected and we could fail to meet our reporting obligations.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships or reputation, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack (e.g., the application of malware to intercept funds) or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations (e.g., disruption of finance or accounting systems that process or receive payment obligations, manage cash, warehouse data and other processes and procedures), misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. In addition, from time to time, we update, modify or change our information systems and, although we have taken steps to protect the security of the data and systems, our security measures may not be able to prevent cyber incidents resulting from such modifications or changes. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures (including training and recovery procedures) and internal controls to help mitigate cybersecurity risks and cyber incidents, but these measures do not guarantee that our financial results, operations, business relationships, data or confidential information will not be negatively impacted by such an incident. The remediation of a cyber incident could result in significant unplanned expenditures and our cash flows and results of operations could be adversely affected.

We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive and senior management teams and staff supporting our continuing operations. If there are changes in senior leadership affecting our continuing operations, such changes could be disruptive and could compromise our ability to operate our business. While we have entered into employment agreements with certain key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, integrate, train and retain qualified management personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could damage our business and adversely affect our results of operations.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
The Company is the lessee for our corporate office space, including our corporate headquarters, which is located in Phoenix, Arizona. As of December 31, 2020, the Company owned 3,831 operating properties comprising 89.5 million square feet of retail and commercial space located in 49 states and Puerto Rico, of which 98.1% was leased with a weighted-average remaining lease term of 8.4 years, which includes the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures and omits the square feet of one redevelopment property. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Real Estate Portfolio Metrics for a discussion of the properties we hold for rental operations and Schedule III – Real Estate and Accumulated Depreciation for aggregate property information, grouped by industry.
Item 3. Legal Proceedings.
The information contained under the heading “Litigation” in Note 10 – Commitments and Contingencies to our consolidated financial statements is incorporated by reference into this Part I, Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company’s Common Stock and Series F Preferred Stock trade on the NYSE under the trading symbols “VER” and “VER PRF,” respectively. On December 17, 2020 after markets closed, the Company effected a one-for-five reverse stock split of its Common Stock whereby every five shares of its issued and outstanding shares of common stock, $0.01 par value per share, were converted into one share of common stock, $0.01 par value per share. The Company’s Common Stock began trading on the NYSE on a split-adjusted basis beginning December 18, 2020. Trading in the Common Stock continued on the NYSE under the symbol “VER” but the Common Stock was assigned a new CUSIP number. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020. Prior period shares and per share amounts have been updated to reflect the reverse stock split as if such stock split occurred on the first day of the periods presented.
Stock Price Performance Graph
Set forth below is a line graph comparing the cumulative total stockholder return on the General Partner’s Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the FTSE National Association of Real Estate Investment Trusts All Equity REITs Index (“FTSE NAREIT All Equity REITs”) and the S&P 500 Index (“S&P 500”) for the period commencing December 31, 2015 and ending December 31, 2020. The graph assumes an investment of $100 on December 31, 2015.
The graph above and the accompanying text are not “soliciting material,” are not deemed filed with the SEC and are not to be incorporated by reference in any filing by us under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. In addition, the stock price performance in the graph above is not indicative of future stock price performance.
Distributions
On February 23, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.462 per share of Common Stock (equaling an annualized dividend rate of $1.848 per share) for the first quarter of 2021 to stockholders of record as of March 31, 2021, which will be paid on April 15, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
On February 23, 2021, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock as of April 1, May 1, and June 1, 2021, which will be paid on April 15, May 17, and June 15, 2021, respectively. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.
Our future distributions may vary and will be determined by the General Partner’s Board of Directors based upon the circumstances prevailing at the time, including our financial condition, operating results, estimated taxable income and REIT distribution requirements, and may be adjusted at the discretion of the Board of Directors.

As of February 19, 2021, the General Partner had approximately 3,074 stockholders of record of its Common Stock. This figure does not reflect the beneficial ownership of shares held in nominee name. There is no established trading market for the Operating Partnership's OP Units. As of February 19, 2021, there were 13 record holders of the OP Units.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the year ended December 31, 2020.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the fourth quarter of 2020, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes as all employee restricted shares of Common Stock (“Restricted Shares”) had previously vested during the year ended December 31, 2019.
There were also no share repurchases under the 2019 Share Repurchase Program (as defined in Liquidity and Capital Resources) or redemptions of Series F Preferred Stock during the fourth quarter of 2020. See Note 12 – Equity for further discussion.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K. Prior periods have been updated or reclassified to conform to current presentation, as discussed in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements:

	December 31,
	2020	2019	2018	2017	2016
Balance sheet data:
Total real estate investments, at cost	$14,603,626	$14,843,870	$15,604,839	$15,615,375	$15,584,442
Total assets	$13,324,408	$13,280,680	$13,963,493	$14,705,578	$15,587,574
Total debt, net	$5,913,065	$5,705,725	$6,087,922	$6,073,444	$6,367,248
Total liabilities	$6,512,840	$6,437,402	$6,663,349	$6,662,702	$6,968,041
Total equity	$6,811,568	$6,843,278	$7,300,144	$8,042,876	$8,619,533

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating data:
Total revenues	$1,161,366	$1,238,054	$1,258,028	$1,252,500	$1,335,664
Litigation and non-routine costs, net (1)	(2,348)	(815,422)	(290,963)	(47,960)	(3,884)
Impairments	(65,075)	(47,091)	(54,647)	(50,548)	(182,820)
Total other operating expenses	(641,114)	(689,317)	(834,644)	(897,524)	(959,714)
Gain on dispositions of real estate and assets held for sale, net	95,292	292,647	94,331	61,536	45,524
Interest and other expenses, net	(342,389)	(281,715)	(258,729)	(259,627)	(304,521)
Provision for income taxes	(4,513)	(4,262)	(5,101)	(6,882)	(7,136)
Income (loss) from continuing operations	201,219	(307,106)	(91,725)	51,495	(76,887)
Income (loss) from discontinued operations, net of income taxes (2)	—	—	3,695	(19,117)	(123,937)
Net income (loss)	201,219	(307,106)	(88,030)	32,378	(200,824)
Net (income) loss attributable to non-controlling interests (3)	(91)	6,753	2,256	(560)	4,961
Net income (loss) attributable to General Partner	$201,128	$(300,353)	$(85,774)	$31,818	$(195,863)

Cash flow data:
Net cash flows provided by (used in) operating activities	$698,570	$(107,603)	$493,914	$793,267	$797,948
Net cash flows provided by (used in) investing activities	$31,089	$613,218	$151,119	$(274,106)	$881,637
Net cash flows used in financing activities	$(226,158)	$(525,398)	$(655,406)	$(756,595)	$(1,506,985)

Per share data:
Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$0.72	$(1.85)	$(0.83)	$(0.11)	$(0.79)
Basic and diluted net income (loss) per share from discontinued operations attributable to common stockholders	—	—	0.02	(0.10)	(0.65)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.72	$(1.85)	$(0.81)	$(0.21)	$(1.44)
Weighted-average number of shares of Common Stock outstanding - basic and diluted (4)	217,862,005	199,627,994	193,818,454	194,819,730	186,284,569
Cash dividends declared per common share	$1.84	$2.75	$2.75	$2.75	$2.75
_______________________________________________
(1)The Company's operations were materially impacted by litigation and investigations prompted by the results of the Audit Committee Investigation beginning in 2014 through 2019.
(2)On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. Substantially all of the Cole Capital segment is reflected in the financial statements as discontinued operations.
(3)Represents (income) loss attributable to limited partners and consolidated joint venture partners.

(4)As applicable, the effect of certain unvested Restricted Shares or unvested restricted stock units (“Restricted Stock Units”), stock options (“Stock Options”) and OP Units outstanding were excluded from the weighted-average share calculation as the effect would be antidilutive. During the year ended December 31, 2019, all Restricted Shares vested.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements” Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this report entitled “Risk Factors”.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, the Company has 3,831 retail, restaurant, office and industrial operating properties with an aggregate 89.5 million rentable square feet, of which 98.1% was leased as of December 31, 2020, with a weighted-average remaining lease term of 8.4 years.
Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements.
Goodwill Impairment
In connection with prior mergers, we recorded goodwill as a result of the merger consideration exceeding the net assets acquired. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We have the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. As part of the annual qualitative assessment performed during the fourth quarter of each year, we evaluate relevant events and circumstances that affect the fair value or carrying value including, but not limited to, the following:
•Macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets.
•Industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for an entity’s products or services, or a regulatory or political development.
•Cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows.
•Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods.
•Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation.
•Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

•Sustained decrease in share price (both in absolute terms and relative to peers).
We performed the annual qualitative assessment for goodwill during the fourth quarter of 2020. As a result of the qualitative analysis, we believe that it is more-likely-than-not that the fair value is greater than the carrying value. As such, no further testing was performed.
Real Estate Investment Impairment
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:
•The estimated useful lives of our depreciable assets affect the amount of depreciation and amortization recognized on our investments.
•The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss.
•The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset.
•The evaluation of real estate assets for potential impairment requires our management to exercise significant judgment and make certain key assumptions. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of our tenants.
•Changes related to management’s intent to sell or lease the real estate assets used to develop the forecasted cash flows may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective estimated fair values. Tangible assets consist of land, buildings, fixtures and tenant improvements. Intangible assets consist of above- and below- market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:
•The value allocated to land as opposed to buildings, fixtures and tenant improvements affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense is lower than if more value is attributed to buildings, fixtures and tenant improvements.
•Intangible lease assets and liabilities can be significantly affected by estimates, including market rent, lease term including renewal options at rental rates below estimated market rental rates, carrying costs of the property during a hypothetical expected lease-up period, and current market conditions and costs, including tenant improvement allowances and rent concessions.
•We determine whether any financing assumed is above- or below- market based upon comparison to similar financing terms for similar investment properties.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements.

Operating Highlights and Key Performance Indicators
2020 Activity
Operations
•Acquired controlling financial interests in 51 commercial properties for an aggregate purchase price of $342.5 million, which includes the consolidation of one property previously owned by one of the Company’s unconsolidated joint ventures and two land parcels, including one for build-to-suit development, and $1.9 million of external acquisition-related expenses that were capitalized. The Company also acquired a mezzanine position in two last-mile distribution facilities for $10.0 million and a preferred equity interest in one distribution center for $22.8 million.
•Acquired $246.8 million for the industrial partnership and $33.1 million for the office partnership.
•Disposed of 77 properties, including the sale of three consolidated properties to the office partnership, for an aggregate gross sales price of $438.4 million, of which our share was $435.5 million, resulting in proceeds of $408.0 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $96.2 million related to the sales. The Company also received $14.6 million upon the sale of the two last-mile distribution facilities, in which the Company had a mezzanine position.
Debt
•Closed the senior note offering of the Senior Notes due January 2028, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.40% Senior Notes in June of 2020.
•Closed the senior note offering of the Senior Notes due June 2028, consisting of $500.0 million aggregate principal amount of the Operating Partnership’s 2.20% Senior Notes and the senior note offering of the Senior Notes due 2032, consisting of $700.0 million aggregate principal amount of the Operating Partnership’s 2.85% Senior Notes in November of 2020.
•The Company fully repaid its 2020 Convertible Notes.
•As of December 31, 2020, no amounts were outstanding under the Revolving Credit Facility and the Company repaid the outstanding balance of $900.0 million on the Credit Facility Term Loan.
•Terminated the $900.0 million interest rate swaps and the $400.0 million forward starting interest rate swaps.
•Total secured debt decreased by $195.9 million, from $1.5 billion to $1.3 billion.
Equity
•Effected a one-for-five reverse stock split of shares of Common Stock. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020.
•Issued an aggregate of 13.3 million shares under the ATM Program (as defined in Liquidity and Capital Resources), at a weighted average price per share of $36.41, for gross proceeds of $484.1 million. The weighted average price per share, net of commissions, was $36.00, for net proceeds of $478.7 million.
•Redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 38.87% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
•For the fourth quarter of 2020, declared a quarterly dividend of $0.385 per share of Common Stock, as updated for the one-for-five reverse stock split which if annualized, is $1.540 per share of Common Stock. An equivalent distribution by the Operating Partnership is applicable per OP Unit.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of December 31, 2020, based on annualized rental income of $1.1 billion.
(1)Includes redevelopment property, billboards, land and parking lots.

Tenant Diversification
Red Lobster
4.8%
Dollar Tree/Family Do…
3.6%
Dollar General
3.2%
Walgreens
3.0%
FedEx
2.7%
CVS
2.6%
BJ's Wholesale Club
1.9%
LA Fitness
1.9%
Albertson's
1.7%
PetSmart
1.6%

Industry Diversification

Restaurants - Casual Dining
12.0%
Manufacturing
9.0%
Restaurants - Quick Service
8.5%
Retail - Discount
8.3%
Retail - Pharmacy
6.3%
Retail - Home & Garden
6.0%
Retail - Grocery & Supermarket
4.6%
Retail - Motor Vehicle
4.5%
Entertainment & Recreation
3.6%
Finance
3.6%

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of December 31, 2020 and 2019:

	2020	2019
Portfolio Metrics
Operating properties	3,831	3,858
Rentable square feet (in millions)	89.5	89.5
Economic occupancy rate (1)	98.1%	99.1%
Investment-grade tenants (2)	38.7%	38.6%
Weighted-average lease term (in years)	8.4	8.3
Lease rollover: (3)
Annual average	6.8%	6.9%
Maximum for a single year	11.0%	10.9%
____________________________________
(1)Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.
(2)Based on annualized rental income of our real estate portfolio as of December 31, 2020 and 2019, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
(3)Through the end of the next five years as of the respective reporting date.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Year Ended December 31,
	2020	2019
Financial Metrics
Total revenues (1)	$1,161,366	$1,238,054
Net income (loss)	$201,219	$(307,106)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.72	$(1.85)
FFO attributable to common stockholders and limited partners (2)	$578,311	$(138,372)
AFFO attributable to common stockholders and limited partners (2)	$678,402	$706,935
AFFO attributable to common stockholders and limited partners per diluted share (2)	$3.11	$3.47
____________________________________
(1)The year ended December 31, 2019 includes the fees from managed partnerships to be consistent with the current year presentation.
(2)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable U.S. GAAP measure.

Property Financing
Our mortgage notes payable consisted of the following as of December 31, 2020 and 2019 (dollar amounts in thousands):

	Encumbered Properties	Outstanding Loan Amount	Weighted Average Effective Interest Rate (1)(2)	Weighted Average Maturity (3)
December 31, 2020 (4)	279	$1,333,195	4.99%	2.1
December 31, 2019 (4)	355	$1,529,057	5.05%	2.8
_______________________________________________
(1)Effective interest rates ranged from 3.8% to 6.0% at December 31, 2020 and 2.8% to 6.0% at December 31, 2019.
(2)Weighted average effective interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate would increase as specified in the respective loan agreement until the extended maturity date.
(3)Weighted average years remaining to maturity is computed using the anticipated repayment date as specified in each loan agreement, where applicable.
(4)Omits mortgage notes associated with unconsolidated joint ventures and preferred equity investments of $550.5 million and $269.3 million as of December 31, 2020 and 2019, respectively, which are non-recourse to the Company.
In addition, we have financing which is not secured by interests in real property, which is described under Liquidity and Capital Resources.
Future Lease Expirations
The following is a summary of lease expirations for the next 10 years and beyond at the operating properties we owned as of December 31, 2020 (dollar amounts and square feet in thousands):

Year of Expiration	Number of Leases Expiring (1)	Square Feet	Square Feet as a % of Total Portfolio	Annualized Rental Income Expiring	Annualized Rental Income Expiring as a % of Total Portfolio
2021	131	6,154	6.9%	$54,379	5.0%
2022	231	7,660	8.6%	69,463	6.4%
2023	274	4,579	5.1%	60,387	5.5%
2024	247	9,852	11.0%	119,653	11.0%
2025	304	5,208	5.9%	67,482	6.2%
2026	249	8,873	10.0%	85,297	7.8%
2027	331	6,778	7.6%	94,935	8.7%
2028	326	5,892	6.6%	70,435	6.5%
2029	154	5,805	6.5%	55,251	5.1%
2030	104	4,776	5.4%	57,969	5.3%
Thereafter	642	22,198	24.5%	355,547	32.5%
Total	2,993	87,775	98.1%	$1,090,798	100.0%
_______________________________________________
(1)    The Company has certain leases comprised of multiple properties.

Results of Operations
COVID-19 has impacted all states where our tenants operate their businesses or where our properties are located, and measures taken to prevent or remediate COVID-19, including “shelter-in-place” or “stay-at-home” orders, other quarantine mandates and restrictions on the operations of certain types of businesses issued by local, state or federal authorities, have had an adverse effect on our business and the businesses of certain of our tenants. While our business was not materially impacted during the year ended December 31, 2020 from the COVID-19 pandemic, our rent collection was impacted and for the fourth quarter was 98% of rental revenue. The full extent of the future impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations is uncertain.
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

	Q2	Q3	Q4
Rent collection	87%	95%	98%	(1)
____________________________________
(1)There have been no significant changes in collection rate subsequent to December 31, 2020.
During the year ended December 31, 2020, the Company had $17.9 million of rental revenue related to deferral agreements executed through February 16, 2021, which qualify for the COVID-19 Lease Concessions Relief. During the year ended December 31, 2020, the Company abated $18.3 million of rental revenue pursuant to lease amendments executed through December 31, 2020, which increased the weighted average lease term for the related properties. During the year ended December 31, 2020, rental revenue was reduced by $37.0 million (3.10%, of gross rental revenue), which included (i) $10.2 million of an increase to the general allowance, (ii) $20.7 million for amounts not probable of collection, and (iii) $6.2 million for straight-line rent receivables. Of the $37.0 million reduction to rental revenue for the year ended December 31, 2020, $26.5 million (2.24% of gross rental revenue) was related to the impact of the COVID-19 pandemic, of which $9.6 million represented an increase to the general allowance, $13.4 million represented amounts not probable of collection, and $3.5 million was for straight-line rent receivables.
Revenues
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Revenues:
Rental	$1,158,285	$1,237,234	$(78,949)
Fees from managed partnerships	3,081	820	2,261
Total revenues	$1,161,366	$1,238,054	$(76,688)
Rental
The decrease in rental revenue of $78.9 million during the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to real estate dispositions and rent abatements and reserves related to COVID-19, partially offset by real estate acquisitions. Subsequent to January 1, 2019, the Company acquired 117 properties for an aggregate purchase price of $746.1 million and disposed of 278 properties for an aggregate sales price of $1.6 billion.
Fees from Managed Partnerships
Fees from managed partnerships consist of fees earned for providing various services to the Company’s unconsolidated joint venture entities. The increase of $2.3 million during the year ended December 31, 2020 as compared to the same period in 2019 was due to fees earned from the industrial partnership and office partnership, including $1.3 million of acquisition fees for the purchase of one property in the industrial partnership and one property in the office partnership.

Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Acquisition-related	$4,790	$4,337	$453
Litigation and non-routine costs, net	2,348	815,422	(813,074)
Property operating	122,967	129,769	(6,802)
General and administrative	61,349	62,711	(1,362)
Depreciation and amortization	452,008	481,995	(29,987)
Impairments	65,075	47,091	17,984
Restructuring	—	10,505	(10,505)
Total operating expenses	$708,537	$1,551,830	$(843,293)
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals.
Litigation and Non-Routine Costs, Net
Litigation and non-routine costs, net decreased $813.1 million during the year ended December 31, 2020 as compared to the same period in 2019. The decrease is primarily due to $815.4 million of legal fees, costs and litigation settlements, net of insurance and other recoveries, related to the Audit Committee Investigation incurred during the year ended December 31, 2019.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The decrease in property operating expenses of $6.8 million during the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to the impact of property dispositions.
General and Administrative Expenses
General and administrative expenses decreased $1.4 million during the year ended December 31, 2020 as compared to the same period in 2019, which was primarily due to reductions in travel and marketing expenses limited by the COVID-19 pandemic, rent and insurance expenses.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $30.0 million during the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to real estate dispositions and furniture and fixtures that were fully depreciated during 2019, as they had reached the end of their useful lives, partially offset by real estate acquisitions.
Impairments
Impairments of $65.1 million and $47.1 million were recorded during the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the impairment charges primarily related to certain office, retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy, were identified by management for potential sale or were determined would not be re-leased by the tenant.
Restructuring Expenses
There were no restructuring expenses recorded during the year ended December 31, 2020. During the year ended December 31, 2019, the Company recorded $10.5 million of restructuring expenses related to the reorganization of the business and cessation of services performed pursuant to the terms of a services agreement (the “Services Agreement”) with CCA Acquisition, LLC (the “Cole Purchaser”).

Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Year Ended December 31,
	2020	2019	2020 vs 2019 Increase/(Decrease)
Interest expense	$(265,660)	$(278,574)	$(12,914)
Loss on extinguishment and forgiveness of debt, net	$(1,486)	$(17,910)	$(16,424)
Other income, net	$6,610	$12,209	$(5,599)
Equity in income and gain on disposition of unconsolidated entities	$3,539	$2,618	$921
Loss on derivative instruments, net	$(85,392)	$(58)	$85,334
Gain on disposition of real estate and real estate assets held for sale, net	$95,292	$292,647	$(197,355)
Provision for income taxes	$(4,513)	$(4,262)	$251
Interest Expense
The decrease in interest expense of $12.9 million during the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to a decrease in weighted average interest rates. At December 31, 2020, the weighted average interest rate was 3.98%, as compared to 4.30% at December 31, 2019.
Loss on Extinguishment and Forgiveness of Debt, Net
Loss on extinguishment and forgiveness of debt, net decreased $16.4 million during the year ended December 31, 2020 as compared to the same period in 2019. During the year ended December 31, 2020, the Company recorded losses on the early extinguishment of debt related to prepayments of mortgage notes payable and convertible debt repurchases. During the year ended December 31, 2019, the Company recorded losses on the early extinguishment of debt related to the redemption of Senior Notes, prepayments of mortgage notes payable and convertible debt repurchases, offset by a gain on the foreclosure sale of one property.
Other Income, Net
The decrease of $5.6 million in other income, net during the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to $4.2 million of payments received in 2019 related to the Company’s bankruptcy claims related to two prior tenants, with no comparable payments received during the same periods in 2020, offset by a gain recorded for real estate investments received from lease related transactions of $3.8 million. During the year ended December 31, 2020, the Company received $4.7 million of interest, acquisition fees and share of proceeds from the sale of two last-mile distributions facilities in which the Company had a mezzanine position interest.
Equity in Income and Gain on Disposition of Unconsolidated Entities
The increase in equity in income of unconsolidated entities and disposition of unconsolidated entities of $0.9 million during the year ended December 31, 2020 as compared to the same period in 2019 was primarily related to a gain on the disposal of an investment in one unconsolidated joint venture and an increase in equity in income from the industrial partnership and office partnership.
Loss on Derivative Instruments, Net
Loss on derivative instruments, net increased $85.3 million during the year ended December 31, 2020 as compared to the same period in 2019. During the fourth quarter of 2020, the Company terminated its interest rate swap agreements with an aggregate $900.0 million notional amount and terminated its forward starting interest rate swaps with a total notional amount of $400.0 million in connection with the early repayment of borrowings under the Credit Facility Term Loan, paying $85.4 million of termination and other fees.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The decrease in gain on disposition of real estate and real estate assets held for sale, net of $197.4 million during the year ended December 31, 2020 as compared to the same period in 2019 was due to the Company’s disposition of 77 properties for an aggregate sales price of $438.4 million which resulted in a gain of $96.2 million during the year ended December 31, 2020, as compared to the disposition of 201 properties for an aggregate sales price of $1.2 billion during the same period in 2019, which resulted in a gain of $293.9 million. During the year ended December 31, 2020, the Company also recorded $0.9 million of losses related to held for sale properties, as compared to $1.3 million of losses during the same period in 2019.
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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and non-routine costs, net, net revenue or expense earned or incurred that is related to the services agreement associated with a discontinued operation, gains or losses on sale of investment securities or mortgage notes receivable, payments on fully reserved loan receivables and restructuring expenses. We also exclude certain non-cash items such as impairments of goodwill, intangible and right of use assets, straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, reserves for loan loss, gains or losses on the extinguishment or forgiveness of debt, non-current portion of the tax benefit or expense, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. We omit the impact of the Excluded Properties and related non-recourse mortgage notes from FFO to calculate AFFO. Management believes that excluding these costs from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the years ended December 31, 2020 and 2019 (in thousands, except share and per share data). Please refer to the discussion in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2019, filed February 26, 2020, for a discussion of 2018 items.

	Year Ended December 31,
	2020	2019
Net income (loss)	$201,219	$(307,106)
Dividends on Series F Preferred Stock	(44,590)	(68,488)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(95,823)	(292,654)
Depreciation and amortization of real estate assets	450,413	480,064
Impairment of real estate	61,723	47,091
Proportionate share of adjustments for unconsolidated entities	5,369	2,721
FFO attributable to common stockholders and limited partners	578,311	(138,372)
Acquisition-related expenses	4,790	4,337
Litigation and non-routine costs, net	2,348	815,422
Impairment of intangibles and right of use assets	3,352	—
Payments received on fully reserved loans	—	(133)
Loss on investments	294	493
Loss on derivative instruments, net	85,392	58
Amortization of premiums and discounts on debt and investments, net	(1,445)	(5,312)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	3,357	2,538
Net direct financing lease adjustments	1,497	1,617
Amortization and write-off of deferred financing costs	15,115	15,464
Loss on extinguishment and forgiveness of debt, net	1,486	17,910
Straight-line rent	(25,161)	(28,032)
Equity-based compensation	12,402	12,251
Restructuring expenses	—	10,505
Other adjustments, net	(2,488)	(773)
Proportionate share of adjustments for unconsolidated entities	(848)	(1,005)
Adjustments for Excluded Properties	—	(33)
AFFO attributable to common stockholders and limited partners (1) (2)	$678,402	$706,935

Weighted-average shares of Common Stock outstanding - basic	217,548,175	199,627,994
Effect of weighted-average Limited Partner OP Units and dilutive securities (3)	313,830	4,018,964
Weighted-average shares of Common Stock outstanding - diluted (4)	217,862,005	203,646,958

AFFO attributable to common stockholders and limited partners per diluted share	$3.11	$3.47
____________________________________
(1)AFFO for the year ended December 31, 2020 included $17.9 million of rental revenue related to deferral agreements executed through February 16, 2021, which qualify for the COVID-19 Lease Concessions Relief. As of December 31, 2020, the Company had collected $6.2 million of deferred rent.
(2)AFFO for the year ended December 31, 2020, was negatively impacted by (i) abatements of $18.3 million of rental revenue pursuant to lease amendments executed through December 31, 2020 which increased the weighted average lease term for the related properties, (ii) a reduction to rental revenue of $23.0 million that was related to the impact of the COVID-19 pandemic, of which $9.6 million represented an increase to the general allowance and $13.4 million represented amounts not probable of collection at December 31, 2020 and such rental revenue will be recognized as cash is received.
(3)Amount is reduced by 4.0 million Limited Partner OP Units that were surrendered and canceled during the three months ended December 31, 2019 due to the settlement of the Company's class action litigation. Dilutive securities include unvested Restricted Shares, unvested restricted stock units (“Restricted Stock Units”) and stock options (“Stock Options”). During the first quarter of 2019, all Restricted Shares vested.
(4)Weighted-average shares for all periods presented exclude the effect of the convertible debt, which was fully repaid in cash as of December 31, 2020 and the underlying Restricted Stock Units that would not have met the vesting criteria based on certain performance targets as of the end of the respective reporting period.

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
COVID-19
In light of COVID-19, we took certain steps to preserve and ensure adequate access to liquidity including (i) temporarily ceased property acquisitions during the second quarter of 2020, and monitored necessary capital expenditures and planned build-to-suit development projects, (ii) reduced the quarterly cash dividend beginning the second quarter of 2020, (iii) closed on $1.8 billion of corporate bonds and primarily used the proceeds to repay existing debt with higher interest rates, (iv) amended the Credit Agreement, and (v) issued shares under the ATM Program (as defined below). As a result of measures undertaken by the Company, we do not currently expect liquidity constraints. The Company resumed property acquisition activity in the third quarter of 2020 and redeemed $300.0 million of Series F Preferred Stock as of December 31, 2020. However, the financial impact of COVID-19 could still have a material and adverse effect on our results of operations, liquidity and cash flows subsequent to December 31, 2020, in particular due to the potential inability of our tenants to satisfy their rent obligations and inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all. The effect of COVID-19 may also negatively impact our future compliance with financial covenants in our Credit Facility, indentures governing our Senior Notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our Credit Facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions in the future.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the year ended December 31, 2020, the Company disposed of 77 properties, including the sale of three consolidated properties to the office partnership, for an aggregate gross sales price of $438.4 million, of which our share was $435.5 million, resulting in proceeds of $408.0 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company also received $14.6 million upon the sale of the two last-mile distribution facilities, in which the Company had a mezzanine position. We expect to continue to explore opportunities to sell additional properties to provide further financial flexibility, however, due to current economic circumstances, we may not be able to dispose of properties on advantageous terms or at all.

Credit Facility
Summary and Obligations
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion. On May 27, 2020, the Operating Partnership and the Company, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) which, among other things, modified the measurement period for certain financial covenants (and relevant associated definitions) from either the prior quarterly period annualized or the prior six month period to the four consecutive fiscal quarter period most recently ending.
As of December 31, 2020, no amounts were outstanding under the Revolving Credit Facility and the Company repaid the outstanding balance of $900.0 million on the Credit Facility Term Loan in connection with the termination of the related interest rate swap agreements discussed in Note 7 – Derivatives and Hedging Activities. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of December 31, 2020, there were $3.7 million of letters of credit outstanding.
The Revolving Credit Facility generally bears interest at an annual rate of LIBOR plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Credit Facility Term Loan generally bore interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2020.
Corporate Bonds
Summary and Obligations
On June 29, 2020, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.40% Senior Notes due January 2028. On November 17, 2020, the Company closed a senior note offering, consisting of $500.0 million aggregate principal amount of the Operating Partnership’s 2.20% Senior Notes due June 2028 and $700.0 million aggregate principal amount of the Operating Partnership’s 2.85% Senior Notes due 2032. The OP used the net proceeds from the June 29, 2020 offering of $591.1 million after underwriting discounts, before offering expenses, for the following: (i) to repay borrowings under its Revolving Credit Facility, (ii) for the repurchase of a portion of or the repayment at maturity of its 3.75% Convertible Senior Notes due 2020 and (iii) for the redemption of 6.0 million shares Series F Preferred Stock. The OP used the net proceeds from the November 17, 2020 offering of $1.2 billion after underwriting discounts, before offering expenses, together with borrowings under its Revolving Credit Facility or cash on hand, to (i) repay amounts outstanding under its Credit Facility Term Loan, including accrued and unpaid interest, and (ii) settle certain interest rate swap agreements, including swap termination costs, in each case contemporaneously with, or shortly after, the closing of the offering. The remainder of the net proceeds from the offering was used for general corporate purposes.
As of December 31, 2020, the Operating Partnership had $4.65 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of December 31, 2020, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
Convertible Debt
Summary and Obligations
The Company had an outstanding balance of $321.8 million of its 2020 Convertible Notes as of December 31, 2019. During the year ended December 31, 2020, the 2020 Convertible Notes were repaid in full in accordance with the indenture governing the 2020 Convertible Notes.
Mortgage Notes Payable
Summary and Obligations
As of December 31, 2020, the Company had mortgage notes payable of $1.3 billion, which was collateralized by 279 properties, reflecting a decrease from December 31, 2019 of $195.9 million primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 4.99% per annum and had a weighted-average maturity of 2.1 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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
Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of December 31, 2020.
Dividends
On November 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2020 of $0.077 per share of Common Stock consistent with the prior quarter’s dividend. The dividend was paid on January 15, 2021 to Common Stock stockholders of record as of December 31, 2020 and was equivalent to $0.385 per share after accounting for the one-for-five reverse stock split. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis).
Partial Redemptions of Series F Preferred Stock and Series F Preferred OP Units
During the year ended December 31, 2020, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 38.87% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of 2020. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends. As of December 31, 2020, there were approximately 18.9 million shares of Series F Preferred Stock, approximately 18.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
Common Stock Continuous Offering Program
The Company initiated its continuous equity offering program in 2019, pursuant to which the Company could sell shares of common stock in “at-the-market” offerings or certain other transactions (the “ATM Program”). The proceeds from any sale of shares under the ATM Program have been and will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
During the year ended December 31, 2020, the Company issued an aggregate of 13.3 million shares under the ATM Program, at a weighted average price per share of $36.41, for gross proceeds of $484.1 million. The weighted average price per share, net of commissions, was $36.00, for net proceeds of $478.7 million. The Company incurred $0.1 million of other offering expenses. As of December 31, 2020, the Company sold an aggregate of $572.2 million under the ATM Program, which had an initial capacity of $750.0 million.
Share Repurchase Program
The Company has a share repurchase program (the “2019 Share Repurchase Program”), together with its prior share repurchase program from 2018, which was terminated on May 3, 2018, (the “Share Repurchase Programs”), that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the 2019 Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The 2019 Share Repurchase Program program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the 2019 Share Repurchase Program program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2019 Share Repurchase Program during the year ended December 31, 2020. As of December 31, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,333,195	$314,042	$391,168	$622,099	$5,886
Interest payments - mortgage notes (1)	135,184	57,444	75,777	1,186	777
Principal payments - corporate bonds	4,650,000	—	—	1,050,000	3,600,000
Interest payments - corporate bonds	1,140,497	171,338	342,676	294,672	331,811
Operating and ground lease commitments	313,050	22,420	43,009	40,869	206,752
Other commitments (2)	20,626	20,626	—	—	—
Total	$7,592,552	$585,870	$852,630	$2,008,826	$4,145,226
____________________________________
(1)Interest payments due in future periods on the $15.1 million of variable rate debt were calculated using a forward LIBOR curve.
(2)Includes the Company’s build-to-suit development project and letters of credit outstanding.

Cash Flow Analysis for the year ended December 31, 2020
Operating Activities – During the year ended December 31, 2020, net cash provided by operating activities increased $806.2 million to $698.6 million from $107.6 million net cash used in operating activities during the same period in 2019. The increase was primarily due to a decrease in litigation settlement payments of $879.8 million and a decrease in cash interest payments of $41.4 million, offset by a decrease in insurance settlements received of $45.9 million, the abatement of $18.3 million of rental revenue and an increase of $11.7 million in tenant receivables, net of reserves.
Investing Activities – Net cash provided by investing activities for the year ended December 31, 2020 decreased $582.1 million to $31.1 million from $613.2 million during the same period in 2019. The decrease was primarily related to a decrease in cash proceeds from dispositions of real estate and joint ventures of $659.5 million and an increase in investments in unconsolidated entities of $41.4 million, offset by a decrease in investments in real estate assets of $91.4 million.
Financing Activities – Net cash used in financing activities of $226.2 million decreased $299.2 million during the year ended December 31, 2020 from $525.4 million during the same period in 2019. The decrease was primarily due to a decrease in distributions paid of $154.5 million during the year ended December 31, 2020 compared to the same period in 2019 and the $192.0 million payment made in the year ended December 31, 2019 related to the surrender of the Limited Partner OP Units. Net cash proceeds from debt issuances and payments and common stock issuances was $32.1 million less in the year ended December 31, 2020 as compared to the same period in 2019.

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
As discussed in Note 14 —Discontinued Operations, on February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital. The Company conducted substantially all of the Cole Capital business activities through a TRS. A TRS is a subsidiary of a REIT that is subject to corporate federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducts all of its business in the United States and Puerto Rico and, as a result, it files income tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state and local jurisdictions. Certain of the Company’s inter-company transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
Related Party Transactions and Agreements
Through the closing of the Cole Capital sale, we were contractually responsible for managing the Cole REITs’ affairs on a day-to-day basis. For further explanation of the various related party transactions, agreements and fees see Note 15 – Related Party Transactions and Arrangements to our consolidated financial statements in this report.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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

Interest Rate Risk
As of December 31, 2020, our debt included fixed-rate debt, with a fair value and carrying value of $6.5 billion and $5.9 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2020 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $333.2 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $360.9 million.
As of December 31, 2020, our debt included variable-rate debt with a fair value and carrying value of $15.2 million and $15.1 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their December 31, 2020 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.2 million annually. See Note 6 – Debt to our consolidated financial statements.
As the information presented above includes only those exposures that existed as of December 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the FCA announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on our variable rate debt as discussed in Note 6 – Debt. See Item 1A. Risk Factors for further discussion on risks related to changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality and diversity of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants. However, we continue to monitor this, particularly in light of the effects of the COVID-19 pandemic.
Item 8. Financial Statements and Supplementary Data.
The information required by Item 8 is hereby incorporated by reference to our consolidated financial statements beginning on page F-1 of this document.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
I. Discussion of Controls and Procedures of the General Partner
For purposes of the discussion in this Part I of Item 9A, the “Company” refers to the General Partner.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
II. Discussion of Controls and Procedures of the Operating Partnership
In the information incorporated by reference into this Part II of Item 9A, the term “Company” refers to the Operating Partnership, except as the context otherwise requires.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of VEREIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting

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
/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 23, 2021

Item 9B. Other Information.
    None

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in our Proxy Statement, to be filed within 120 days following the end of our fiscal year, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
The Financial Statements are included herein at pages F-6 through F-55.
Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts is included herein on page F-56.
Schedule III - Real Estate and Accumulated Depreciation is included herein on pages F-57 through F-59.
Schedule IV - Mortgage Loans Held for Investment is included herein on page F-60.
Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

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

3.11
Articles of Amendment to the Articles of Amendment and Restatement of VEREIT, Inc., dated December 11, 2020 and effective December 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 17, 2020).

3.12
Articles of Amendment to the Articles of Amendment and Restatement of VEREIT, Inc., dated December 11, 2020 and effective December 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 17, 2020).

3.13
Amended and Restated Bylaws of VEREIT, Inc., effective as of January 1, 2016 (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 30, 2015 filed with the SEC on November 5, 2015).

3.14
Certificate of Limited Partnership of VEREIT Operating Partnership, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-197780-01), filed with the SEC on August 1, 2014).

3.15
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

Exhibit No.	Description
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

4.4
Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of VEREIT Operating Partnership, L.P., dated December 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 17, 2020.

4.5
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

4.7	Officer’s Certificate, dated as of February 6, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).
4.8
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 13, 2015).

4.9	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.10	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.11	Officer’s Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.12	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.13	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.14	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.15	Officer’s Certificate, dated as of December 4, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.16	Form of 3.10% Senior Notes due 2029 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.17	Officer’s Certificate, dated as of June 29, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
4.18	Form of 3.400% Senior Notes due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
4.19	Officer’s Certificate, dated as of November 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020.
4.20	Form of 2.200% Senior Notes due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020.
4.21	Form of 2.850% Senior Notes due 2032 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020.
4.22
Description of VEREIT, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), filed with the SEC on February 26, 2020).

10.1
Credit Agreement dated as of May 23, 2018 by and among VEREIT Operating Partnership, L.P., VEREIT, Inc., the financial institutions from time to time party thereto as lenders and Wells Fargo Bank, National Association, as the administrative agent (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on May 23, 2018).

10.2
Amendment No. 1 to Credit Agreement dated as of May 27, 2020 by and among VEREIT Operating Partnership, L.P., VEREIT, Inc., the lenders parties thereto and Wells Fargo Bank, National Association, as the administrative agent (Incorporated by reference to the Company’s Current Report of Form 8-K (File No. 001-35263), filed with the SEC on May 28, 2020).

10.3
Purchase and Sale Agreement, dated as of November 13, 2017, by and between VEREIT Operating Partnership, L.P. and CCA Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 13, 2017).

Exhibit No.	Description
10.4
First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, by and between VEREIT Operating Partnership, L.P. and CCA Acquisition, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2018).

10.5†
Equity Plan, effective September 5, 2011 of VEREIT, Inc. (Incorporated by reference to the Company’s Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed with the SEC on June 13, 2011).

10.6†
First Amendment to VEREIT, Inc.’s Equity Plan, effective November 12, 2012 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

10.7†
Second Amendment to VEREIT, Inc.’s Equity Plan, effective February 28, 2013 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2014 filed with the SEC on March 30, 2015).

10.8†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.9†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Executive Officers) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.10†
Form of Equity Plan Time-Based Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.11†
Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Executive Officers and CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.12†
Form of Equity Plan Performance-Based Restricted Stock Unit Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.13†
Form of Equity Plan Non-Qualified Stock Option Award Agreement (Executive Officers and CEO) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.14†
Form of Equity Plan Non-Qualified Stock Option Award Agreement (Employees) (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2018 filed with the SEC on February 21, 2019).

10.15†
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

10.16†
Form of 2017 Deferred Stock Unit Award Agreement to be entered into with non-executive directors pursuant to the VEREIT, Inc. Equity Plan and the Independent Directors’ Deferred Compensation Program (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended March 31, 2017 filed with the SEC on May 4, 2017).

10.17†	Director Stock Plan of VEREIT, Inc. (Incorporated by reference to the Company’s Pre-Effective Amendment No. 4 to Form S-11 (Registration No. 333-172205), filed with the SEC on June 13, 2011).
10.18†
Form of Indemnification Agreement (Incorporated by reference to the Company’s Pre-effective Amendment No. 4 to Form S-11 Registration Statement (Registration No. 333-172205) filed with the SEC on June 13, 2011).

10.19†	Form of Indemnification Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).
10.20†
Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on March 16, 2015).

10.21†
Amendment effective February 21, 2018, to the Employment Agreement, dated as of March 10, 2015, by and between VEREIT, Inc. and Glenn Rufrano (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.22†
Employment Letter and Confidentiality and Non-Competition Agreement, effective as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2015 filed with the SEC on November 5, 2015).

10.23†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of October 5, 2015, by and between VEREIT, Inc. and Michael J. Bartolotta (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.24†
Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended June 30, 2015 filed with the SEC on August 6, 2015).

Exhibit No.	Description
10.25†
Amendment effective February 23, 2016, to Employment Agreement between VEREIT, Inc. and Lauren Goldberg, as of May 26, 2015 (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.26†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of May 21, 2015, by and between VEREIT, Inc. and Lauren Goldberg (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.27†
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23,2016).

10.28†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Paul McDowell (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.29†
Amended and Restated Employment Letter, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2015 filed with the SEC on February 23, 2016).

10.30†
Amendment, effective February 21, 2018, to the Employment Agreement, dated as of February 23, 2016, by and between VEREIT, Inc. and Thomas Roberts (Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-35263), for the year ended December 31, 2017 filed with the SEC on February 22, 2018).

10.31
Class Action Stipulation of Settlement, dated as of September 30, 2019, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P. and the other parties named therein (Incorporated by reference in the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2019 filed with the SEC on November 6, 2019).

10.32
Derivative Action Stipulation and Agreement of Settlement, dated as of September 27, 2019, by and among VEREIT, Inc. and the other parties named therein (Incorporated by reference in the Company’s Quarterly Report on Form 10-Q (File No. 001-35263), for the quarter ended September 31, 2019 filed with the SEC on November 6, 2019).

21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 16. Form 10-K Summary.
Not Applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

VEREIT, INC.
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

VEREIT OPERATING PARTNERSHIP, L.P.
By: VEREIT, Inc., its sole general partner
By:	/s/ Michael J. Bartolotta
Michael J. Bartolotta
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: February 23, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Name	Capacity *	Date

/s/ Glenn J. Rufrano	Chief Executive Officer	February 23, 2021
Glenn J. Rufrano	(Principal Executive Officer and Director)

/s/ Michael J. Bartolotta	Executive Vice President and Chief Financial Officer	February 23, 2021
Michael J. Bartolotta	(Principal Financial Officer)

/s/ Gavin B. Brandon	Senior Vice President and Chief Accounting Officer	February 23, 2021
Gavin B. Brandon	(Principal Accounting Officer)

/s/ Hugh R. Frater	Director, Non-Executive Chairman	February 23, 2021
Hugh R. Frater

/s/ David B. Henry	Director	February 23, 2021
David B. Henry

/s/ Mary Hogan Preusse	Director	February 23, 2021
Mary Hogan Preusse

/s/ Richard J. Lieb	Director	February 23, 2021
Richard J. Lieb

/s/ Eugene A. Pinover	Director	February 23, 2021
Eugene A. Pinover

/s/ Julie G. Richardson	Director	February 23, 2021
Julie G. Richardson
_________________________________

*	Each person is signing in his or her capacity as an officer and/or director of VEREIT, Inc., which is the sole general partner of VEREIT Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of VEREIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate Investments - Impairments- Refer to Note 2 and Note 5 to the financial statements
Critical Audit Matter Description
The Company performs quarterly impairment review procedures, primarily through monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Company assesses the recoverability of real estate assets by determining whether the carrying value of the assets will be recovered from the undiscounted future cash flows expected from the use of the assets and their eventual disposition. Estimating future undiscounted cash flows requires management to make significant estimates and assumptions, including estimating the expected holding period of the assets when assessing recoverability.

In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the carrying value of real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During 2020, the Company recorded $61.7 million of impairment charges.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions required to evaluate the recoverability of real estate assets, including the estimated holding period of the assets when assessing recoverability. Auditing the assumptions used by the Company in estimating future undiscounted cash flows required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s recoverability analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to test the assumptions used by management to estimate forecasted cash flows, including management’s expected holding period of such real estate assets, consisted of the following, among others:
•We tested the effectiveness of internal controls over the inputs of the forecasted cash flows used in the recoverability analysis.
•With the assistance of our fair value specialists, we evaluated the undiscounted future cash flows analysis, including estimates of future occupancy levels, market rental revenue, and capitalization rates, in addition to the assessment of expected remaining holding period and changes in management’s intent with respect to the expected holding period for each real estate asset with possible impairment indicators by:
1.Making inquiries of accounting and operations management.
2.Comparing the source data and management’s assumptions to the Company’s historical results and external market sources.
3.Testing the mathematical accuracy of the undiscounted future cash flows analysis.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 23, 2021

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the partners of VEREIT Operating Partnership, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VEREIT Operating Partnership, L.P and subsidiaries (the "Operating Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Real Estate Investments – Impairments – Refer to Note 2 and Note 5 to the financial statements

Critical Audit Matter Description

The Operating Partnership performs quarterly impairment review procedures, primarily through monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. The Operating Partnership assesses the recoverability of real estate assets by determining whether the carrying value of the assets will be recovered from the undiscounted future cash flows expected from the use of the assets and their eventual disposition. Estimating future undiscounted cash flows requires management to make significant estimates and assumptions, including estimating the expected holding period of the assets when assessing recoverability.

In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Operating Partnership will adjust the carrying value of real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. During 2020, the Operating Partnership recorded $61.7 million of impairment charges.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions required to evaluate the recoverability of real estate assets, including the estimated holding period of the assets when assessing recoverability. Auditing the assumptions used by the Operating Partnership in estimating future undiscounted cash flows required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Operating Partnership’s recoverability analysis.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to test the assumptions used by management to estimate forecasted cash flows, including management’s expected holding period of such real estate assets, consisted of the following, among others:
•We tested the effectiveness of internal controls over the inputs of the forecasted cash flows used in the recoverability analysis.
•With the assistance of our fair value specialists, we evaluated the undiscounted future cash flows analysis, including estimates of future occupancy levels, market rental revenue, and capitalization rates, in addition to the assessment of expected remaining holding period and changes in management’s intent with respect to the expected holding period for each real estate asset with possible impairment indicators by:
1.Making inquiries of accounting and operations management.
2.Comparing the source data and management’s assumptions to the Operating Partnership’s historical results and external market sources.
3.Testing the mathematical accuracy of the undiscounted future cash flows analysis.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
February 23, 2021

We have served as the Operating Partnership’s auditor since 2015.

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,699,110	$2,738,679
Buildings, fixtures and improvements	10,032,055	10,200,550
Intangible lease assets	1,872,461	1,904,641
Total real estate investments, at cost	14,603,626	14,843,870
Less: accumulated depreciation and amortization	3,863,732	3,594,247
Total real estate investments, net	10,739,894	11,249,623
Operating lease right-of-use assets	195,518	215,227
Investment in unconsolidated entities	81,639	68,825
Cash and cash equivalents	523,539	12,921
Restricted cash	13,842	20,959
Rent and tenant receivables and other assets, net	366,620	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	65,583	26,957
Total assets	$13,324,408	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,328,835	$1,528,134
Corporate bonds, net	4,584,230	2,813,739
Convertible debt, net	—	318,183
Credit facility, net	—	1,045,669
Below-market lease liabilities, net	120,938	143,583
Accounts payable and accrued expenses	117,015	126,320
Derivative, deferred rent and other liabilities	63,204	90,349
Distributions payable	89,514	150,364
Operating lease liabilities	209,104	221,061
Total liabilities	6,512,840	6,437,402
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 18,871,246 and 30,871,246 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	189	309
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 228,881,547 and 215,369,197 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,289	2,153
Additional paid-in capital	13,449,412	13,260,577
Accumulated other comprehensive income (loss)	536	(27,670)
Accumulated deficit	(6,648,028)	(6,399,626)
Total stockholders’ equity	6,804,398	6,835,743
Non-controlling interests	7,170	7,535
Total equity	6,811,568	6,843,278
Total liabilities and equity	$13,324,408	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental	$1,158,285	$1,237,234	$1,257,867
Fees from managed partnerships	3,081	820	161
Total revenues	1,161,366	1,238,054	1,258,028
Operating expenses:
Acquisition-related	4,790	4,337	3,632
Litigation and non-routine costs, net	2,348	815,422	290,963
Property operating	122,967	129,769	126,461
General and administrative	61,349	62,711	63,933
Depreciation and amortization	452,008	481,995	640,618
Impairments	65,075	47,091	54,647
Restructuring	—	10,505	—
Total operating expenses	708,537	1,551,830	1,180,254
Other (expenses) income:
Interest expense	(265,660)	(278,574)	(280,887)
(Loss) gain on extinguishment and forgiveness of debt, net	(1,486)	(17,910)	5,360
Other income, net	6,610	12,209	14,574
(Loss) gain on derivative instruments, net	(85,392)	(58)	355
Equity in income and gain on disposition of unconsolidated entities	3,539	2,618	1,869
Gain on disposition of real estate and real estate assets held for sale, net	95,292	292,647	94,331
Total other (expenses) income, net	(247,097)	10,932	(164,398)
Income (loss) before taxes	205,732	(302,844)	(86,624)
Provision for income taxes	(4,513)	(4,262)	(5,101)
Income (loss) from continuing operations	201,219	(307,106)	(91,725)
Income from discontinued operations, net of income taxes	—	—	3,695
Net income (loss)	201,219	(307,106)	(88,030)
Net (income) loss attributable to non-controlling interests (1)	(91)	6,753	2,256
Net income (loss) attributable to the General Partner	$201,128	$(300,353)	$(85,774)

Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$0.72	$(1.85)	$(0.83)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$—	$0.02
Basic and diluted net income (loss) per share attributable to common stockholders	$0.72	$(1.85)	$(0.81)
_______________________________________________
(1)Represents net (income) loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$201,219	$(307,106)	$(88,030)
Total other comprehensive income (loss)
Unrealized (loss) gain on interest rate derivatives	(71,455)	(29,894)	—
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	99,677	2,457	313
Unrealized gain (loss) on investment securities, net	—	—	(205)
Reclassification of previous unrealized loss on investment securities into net income (loss)	—	—	2,237
Total other comprehensive income (loss)	28,222	(27,437)	2,345

Total comprehensive income (loss)	229,441	(334,543)	(85,685)
Comprehensive (income) loss attributable to non-controlling interests (1)	(107)	7,800	2,200
Total comprehensive income (loss) attributable to the General Partner	$229,334	$(326,743)	$(83,485)
_______________________________________________
(1)Represents comprehensive (income) loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2018	42,834,138	$428	194,841,717	$1,948	$12,662,052	$(3,569)	$(4,776,581)	$7,884,278	$158,598	$8,042,876
Conversion of OP Units to Common Stock	—	—	6,488	—	241	—	—	241	(241)	—
Repurchases of Common Stock under Share Repurchase Programs	—	—	(1,441,375)	(14)	(50,140)	—	—	(50,154)	—	(50,154)
Repurchases of Common Stock to settle tax obligation	—	—	(64,901)	(1)	(2,325)	—	—	(2,326)	—	(2,326)
Equity-based compensation, net	—	—	161,104	2	13,312	—	—	13,314	—	13,314
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	120	120
Distributions declared on Common Stock — $2.75 per common share	—	—	—	—	—	—	(532,144)	(532,144)	—	(532,144)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(13,048)	(13,048)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	72	—	(989)	(917)	—	(917)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(71,748)	(71,748)	(144)	(71,892)
Net loss	—	—	—	—	—	—	(85,774)	(85,774)	(2,256)	(88,030)
Other comprehensive income	—	—	—	—	—	2,289	—	2,289	56	2,345
Balance, December 31, 2018	42,834,138	$428	193,503,033	$1,935	$12,623,212	$(1,280)	$(5,467,236)	$7,157,059	$143,085	$7,300,144
Issuance of Common Stock, net	—	—	21,682,014	216	1,013,999	—	—	1,014,215	—	1,014,215
Conversion of OP Units to Common Stock	—	—	26,058	—	1,167	—	—	1,167	(1,167)	—
Conversion of Series F Preferred Units to Series F Preferred Stock	37,108	1	—	—	922	—	—	923	(923)	—
Redemption of Series F Preferred Stock	(12,000,000)	(120)	—	—	(300,002)	—	—	(300,122)	—	(300,122)
Repurchases of Common Stock to settle tax obligation	—	—	(40,066)	—	(1,618)	—	—	(1,618)	—	(1,618)
Equity-based compensation, net	—	—	198,158	2	13,099	—	—	13,101	—	13,101
Contributions from non-controlling interest holders	—	—	—	—	—	—	—	—	64	64
Distributions declared on Common Stock — $2.75 per common share	—	—	—	—	—	—	(562,195)	(562,195)	—	(562,195)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(9,494)	(9,494)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	117	—	(1,445)	(1,328)	—	(1,328)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(68,397)	(68,397)	(91)	(68,488)
Distributions payable relinquished	—	—	—	—	—	—	—	—	12,522	12,522
Surrender of Limited Partner OP Units	—	—	—	—	(91,920)	—	—	(91,920)	(126,590)	(218,510)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for share data)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Repurchase of convertible notes	—	$—	—	$—	$(470)		$—	$—	$(470)	$—	$(470)
Reallocation of equity	—	—	—	—	2,071		—	—	2,071	(2,071)	—
Net loss	—	—	—	—	—		—	(300,353)	(300,353)	(6,753)	(307,106)
Other comprehensive loss	—	—	—	—	—		(26,390)	—	(26,390)	(1,047)	(27,437)
Balance, December 31, 2019	30,871,246	$309	215,369,197	$2,153	$13,260,577		$(27,670)	$(6,399,626)	$6,835,743	$7,535	$6,843,278
Issuance of Common Stock, net	—	—	13,297,721	133	478,439		—	—	478,572	—	478,572
Fractional common shares settled in reverse stock split	—	—	(5,270)	—	(205)		—	—	(205)	—	(205)
Conversion of OP Units to Common Stock	—	—	910	—	44		—	—	44	(44)	—
Redemption of Limited Partners' Common OP Units	—	—	—	—	—		—	—	—	(149)	(149)
Redemption of Series F Preferred Stock	(12,000,000)	(120)	—	—	(300,032)	0	—	—	(300,152)	—	(300,152)
Repurchases of Common Stock to settle tax obligation	—	—	(48,468)	—	(2,392)		—	—	(2,392)	—	(2,392)
Equity-based compensation, net	—	—	267,457	3	13,299		—	—	13,302	—	13,302
Distributions declared on Common Stock — $1.8425 per common share	—	—	—	—	—		—	(403,336)	(403,336)	—	(403,336)
Distributions to non-controlling interest holders	—	—	—	—	—		—	—	—	(285)	(285)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—		—	(1,686)	(1,686)	—	(1,686)
Distributions to preferred shareholders and unitholders	—	—	—	—	—		—	(44,508)	(44,508)	(82)	(44,590)
Repurchase of convertible notes	—	—	—	—	(230)		—	—	(230)	—	(230)
Reallocation of equity	—	—	—	—	(88)		—	—	(88)	88	—
Net income (loss)	—	—	—	—	—		—	201,128	201,128	91	201,219
Other comprehensive income (loss)	—	—	—	—	—		28,206	—	28,206	16	28,222
Balance, December 31, 2020	18,871,246	$189	228,881,547	$2,289	$13,449,412		$536	$(6,648,028)	$6,804,398	$7,170	$6,811,568

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$201,219	$(307,106)	$(88,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	469,035	495,232	659,948
Gain on real estate assets, net	(95,551)	(296,447)	(96,068)
Impairments	65,075	47,091	54,647
Equity-based compensation	13,302	13,101	13,314
Equity in income and gain on disposition of unconsolidated entities	(3,539)	(2,618)	(1,869)
Distributions from unconsolidated entities	2,364	284	1,366
(Gain) loss on other investments	(3,510)	492	(4,092)
Loss (gain) on derivative instruments	85,392	58	(355)
Non-cash restructuring expense	—	3,951	—
Loss (gain) on extinguishment and forgiveness of debt, net	1,486	17,910	(5,360)
Surrender of Limited Partner OP Units	—	(26,536)	—
Changes in assets and liabilities:
Investment in direct financing leases	1,495	1,622	2,078
Rent and tenant receivables, operating lease right-of-use and other assets, net	(27,260)	(18,367)	(34,096)
Assets held for sale classified as discontinued operations	—	—	(2,492)
Accounts payable and accrued expenses	(2,075)	(16,719)	1,688
Deferred rent, operating lease and other liabilities	(8,863)	(19,551)	7,162
Due to affiliates	—	—	(66)
Liabilities related to discontinued operations	—	—	(13,861)
Net cash provided by (used in) operating activities	698,570	(107,603)	493,914
Cash flows from investing activities:
Investments in real estate assets	(303,306)	(394,662)	(500,625)
Capital expenditures and leasing costs	(26,773)	(37,957)	(22,291)
Real estate developments	(18,904)	(28,125)	(9,221)
Principal repayments received on other investments	15,727	106	5,761
Investments in unconsolidated entities	(44,174)	(2,767)	(771)
Return of investment from unconsolidated entities	4,557	1,138	48
Proceeds from disposition of real estate	407,994	1,067,532	502,289
Proceeds from disposition of discontinued operations	—	—	122,915
Investment in leasehold improvements and other assets	(722)	(1,716)	(841)
Deposits for real estate assets	(4,451)	(8,453)	(13,412)
Investments in mezzanine position	(9,959)	—	—
Proceeds from sale of investments and other assets	3,804	9,837	46,966
Uses and refunds of deposits for real estate assets	6,611	6,328	17,267
Proceeds from the settlement of property-related insurance claims	685	1,957	1,434
Line of credit advances to Cole REITs	—	—	(2,200)
Line of credit repayments from Cole REITs	—	—	3,800
Net cash provided by investing activities	31,089	613,218	151,119
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,032	705	187
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(198,284)	(374,058)	(137,887)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Proceeds from credit facility	$902,000	$1,386,000	$1,934,000
Payments on credit facility, including swap termination payments	(2,037,391)	(739,000)	(1,716,000)
Proceeds from corporate bonds	1,781,765	593,052	546,304
Redemptions of corporate bonds, including extinguishment costs	(26)	(1,160,977)	—
Repayments and repurchases of convertible notes, including extinguishment costs	(322,133)	(82,254)	(597,500)
Payments of deferred financing costs	(18,047)	(4,190)	(25,471)
Repurchases of Common Stock under Share Repurchase Programs	—	—	(50,154)
Repurchases of Common Stock to settle tax obligations	(2,392)	(1,618)	(2,326)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	478,572	1,014,215	—
Redemption of Series F Preferred Stock	(300,152)	(300,122)	—
Redemption of Limited Partners’ Common OP Units	(149)	—	—
Fractional common shares settled in reverse stock split	(205)	—	—
Contributions from non-controlling interest holders	—	64	120
Distributions paid	(510,748)	(665,241)	(606,679)
Payment related to the surrender of Limited Partner OP Units	—	(191,974)	—
Net cash used in financing activities	(226,158)	(525,398)	(655,406)
Net change in cash and cash equivalents and restricted cash	503,501	(19,783)	(10,373)

Cash and cash equivalents and restricted cash, beginning of period	33,880	53,663	64,036
Less: cash and cash equivalents of discontinued operations	—	—	(2,198)
Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663	$61,838

Cash and cash equivalents and restricted cash, end of period	$537,381	$33,880	$53,663

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758	$34,176
Restricted cash at beginning of period	20,959	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663	61,838

Cash and cash equivalents at end of period	523,539	12,921	30,758
Restricted cash at end of period	13,842	20,959	22,905
Cash and cash equivalents and restricted cash at end of period	$537,381	$33,880	$53,663

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data)

	December 31, 2020	December 31, 2019
ASSETS
Real estate investments, at cost:
Land	$2,699,110	$2,738,679
Buildings, fixtures and improvements	10,032,055	10,200,550
Intangible lease assets	1,872,461	1,904,641
Total real estate investments, at cost	14,603,626	14,843,870
Less: accumulated depreciation and amortization	3,863,732	3,594,247
Total real estate investments, net	10,739,894	11,249,623
Operating lease right-of-use assets	195,518	215,227
Investment in unconsolidated entities	81,639	68,825
Cash and cash equivalents	523,539	12,921
Restricted cash	13,842	20,959
Rent and tenant receivables and other assets, net	366,620	348,395
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	65,583	26,957
Total assets	$13,324,408	$13,280,680

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,328,835	$1,528,134
Corporate bonds, net	4,584,230	2,813,739
Convertible debt, net	—	318,183
Credit facility, net	—	1,045,669
Below-market lease liabilities, net	120,938	143,583
Accounts payable and accrued expenses	117,015	126,320
Derivative, deferred rent and other liabilities	63,204	90,349
Distributions payable	89,514	150,364
Operating lease liabilities	209,104	221,061
Total liabilities	6,512,840	6,437,402
Commitments and contingencies (Note 10)
General Partner's preferred equity, 18,871,246 and 30,871,246 General Partner Series F Preferred Units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	254,294	460,504
General Partner's common equity, 228,881,547 and 215,369,197 General Partner OP Units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	6,550,104	6,375,239
Limited Partner's preferred equity, 49,766 Limited Partner Series F Preferred Units issued and outstanding as of each of December 31, 2020 and December 31, 2019, respectively	1,787	1,869
Limited Partner's common equity, 152,033 and 157,343 Limited Partner OP Units issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	4,209	4,433
Total partners’ equity	6,810,394	6,842,045
Non-controlling interests	1,174	1,233
Total equity	6,811,568	6,843,278
Total liabilities and equity	$13,324,408	$13,280,680

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental	$1,158,285	$1,237,234	$1,257,867
Fees from managed partnerships	3,081	820	161
Total revenues	1,161,366	1,238,054	1,258,028
Operating expenses:
Acquisition-related	4,790	4,337	3,632
Litigation and non-routine costs, net	2,348	815,422	290,963
Property operating	122,967	129,769	126,461
General and administrative	61,349	62,711	63,933
Depreciation and amortization	452,008	481,995	640,618
Impairments	65,075	47,091	54,647
Restructuring	—	10,505	—
Total operating expenses	708,537	1,551,830	1,180,254
Other (expense) income:
Interest expense	(265,660)	(278,574)	(280,887)
(Loss) gain on extinguishment and forgiveness of debt, net	(1,486)	(17,910)	5,360
Other income, net	6,610	12,209	14,574
(Loss) gain on derivative instruments, net	(85,392)	(58)	355
Equity in income and gain on disposition of unconsolidated entities	3,539	2,618	1,869
Gain on disposition of real estate and real estate assets held for sale, net	95,292	292,647	94,331
Total other (expense) income, net	(247,097)	10,932	(164,398)
Income (loss) before taxes	205,732	(302,844)	(86,624)
Provision for income taxes	(4,513)	(4,262)	(5,101)
Income (loss) from continuing operations	201,219	(307,106)	(91,725)
Income from discontinued operations, net of income taxes	—	—	3,695
Net income (loss)	201,219	(307,106)	(88,030)
Net loss attributable to non-controlling interests (1)	59	102	154
Net income (loss) attributable to the OP	$201,278	$(307,004)	$(87,876)

Basic and diluted net income (loss) per unit from continuing operations attributable to common unitholders	$0.72	$(1.85)	$(0.83)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$—	$0.02
Basic and diluted net income (loss) per unit attributable to common unitholders	$0.72	$(1.85)	$(0.81)
_______________________________________________
(1)Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$201,219	$(307,106)	$(88,030)
Total other comprehensive income (loss)
Unrealized (loss) gain on interest rate derivatives	(71,455)	(29,894)	—
Reclassification of previous unrealized loss on interest rate derivatives into net income (loss)	99,677	2,457	313
Unrealized gain (loss) on investment securities, net	—	—	(205)
Reclassification of previous unrealized loss on investment securities into net income (loss)	—	—	2,237
Total other comprehensive income (loss)	28,222	(27,437)	2,345

Total comprehensive income (loss)	229,441	(334,543)	(85,685)
Comprehensive loss attributable to non-controlling interests (1)	59	102	154
Total comprehensive income (loss) attributable to the OP	$229,500	$(334,441)	$(85,531)
_______________________________________________
(1)Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner			Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital		Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2018	42,834,138	$782,073	86,874	$3,027	194,841,717	$7,102,205		4,749,669	$154,266	$8,041,571	$1,305	$8,042,876
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	6,488	241		(6,488)	(241)	—	—	—
Repurchases of Common Stock under Share Repurchase Programs	—	—	—	—	(1,441,375)	(50,154)		—	—	(50,154)	—	(50,154)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(64,901)	(2,326)		—	—	(2,326)	—	(2,326)
Equity-based compensation, net	—	—	—	—	161,104	13,314		—	—	13,314	—	13,314
Contributions from non-controlling interest holders	—	—	—	—	—	—		—	—	—	120	120
Distributions to Common OP Units and non-controlling interests — $2.75 per common unit	—	—	—	—	—	(532,144)		—	(13,048)	(545,192)	—	(545,192)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(917)		—	—	(917)	—	(917)
Distributions to preferred unitholders	—	(71,748)	—	(144)	—	—		—	—	(71,892)	—	(71,892)
Net loss	—	—	—	—	—	(85,774)		—	(2,102)	(87,876)	(154)	(88,030)
Other comprehensive income	—	—	—	—	—	2,289		—	56	2,345	—	2,345
Balance, December 31, 2018	42,834,138	$710,325	86,874	$2,883	193,503,033	$6,446,734		4,743,181	$138,931	$7,298,873	$1,271	$7,300,144
Issuance of common OP Units, net	—	—	—	—	21,682,014	1,014,215		—	—	1,014,215	—	1,014,215
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	26,058	1,167		(26,058)	(1,167)	—	—	—
Conversion of Limited Partner Series F Preferred Units to Series F Preferred Stock	37,108	923	(37,108)	(923)	—	—		—	—	—	—	—
Redemption of Series F Preferred Stock	(12,000,000)	(182,347)	—	—	—	(117,775)		—	—	(300,122)	—	(300,122)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(40,066)	(1,618)		—	—	(1,618)	—	(1,618)
Equity-based compensation, net	—	—	—	—	198,158	13,101		—	—	13,101	—	13,101
Contributions from non-controlling interest holders	—	—	—	—	—	—		—	—	—	64	64
Distributions to Common OP Units and non-controlling interests — $2.75 per common unit	—	—	—	—	—	(562,195)		—	(9,494)	(571,689)	—	(571,689)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,328)		—	—	(1,328)	—	(1,328)
Distributions to preferred unitholders	—	(68,397)	—	(91)	—	—		—	—	(68,488)	—	(68,488)
Distributions payable relinquished	—	—	—	—	—	—		—	12,522	12,522	—	12,522
Surrender of Limited Partner OP Units	—	—	—	—	—	(91,920)		(4,559,780)	(126,590)	(218,510)	—	(218,510)
Repurchase of convertible notes	—	—	—	—	—	(470)		—	—	(470)	—	(470)
Reallocation of equity	—	—	—	—	—	2,071	*	—	(2,071)	—	—	—
Net loss	—	—	—	—	—	(300,353)		—	(6,651)	(307,004)	(102)	(307,106)
Other comprehensive loss	—	—	—	—	—	(26,390)		—	(1,047)	(27,437)	—	(27,437)
Balance, December 31, 2019	30,871,246	$460,504	49,766	$1,869	215,369,197	$6,375,239		157,343	$4,433	$6,842,045	$1,233	$6,843,278
Issuance of common OP Units, net	—	—	—	—	13,297,721	478,572		—	—	478,572	—	478,572

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except for unit data)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Fractional common shares and OP Units settled in reverse stock split	—	$—	—	$—	(5,270)	$(205)	—	$—	$(205)	$—	$(205)
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	910	44	(910)	(44)	—	—	—
Redemption of Limited Partners' Common OP Units	—	—	—	—	—	—	(4,400)	(149)	(149)	—	(149)
Redemption of Series F Preferred Stock	(12,000,000)	(161,702)	—	—	—	(138,450)	—	—	(300,152)	—	(300,152)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(48,468)	(2,392)	—	—	(2,392)	—	(2,392)
Equity-based compensation, net	—	—	—	—	267,457	13,302	—	—	13,302	—	13,302
Distributions to Common OP Units and non-controlling interests — $1.8425 per common unit	—	—	—	—	—	(403,336)	—	(285)	(403,621)	—	(403,621)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,686)	—	—	(1,686)	—	(1,686)
Distributions to preferred unitholders	—	(44,508)	—	(82)	—	—	—	—	(44,590)	—	(44,590)
Repurchase of convertible notes	—	—	—	—	—	(230)	—	—	(230)	—	(230)
Reallocation of equity	—	—	—	—	—	(88)	—	88	—	—	—
Net income (loss)	—	—	—	—	—	201,128	—	150	201,278	(59)	201,219
Other comprehensive income (loss)	—	—	—	—	—	28,206	—	16	28,222	—	28,222
Balance, December 31, 2020	18,871,246	$254,294	49,766	$1,787	228,881,547	$6,550,104	152,033	$4,209	$6,810,394	$1,174	$6,811,568

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$201,219	$(307,106)	$(88,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	469,035	495,232	659,948
Gain on real estate assets, net	(95,551)	(296,447)	(96,068)
Impairments	65,075	47,091	54,647
Equity-based compensation	13,302	13,101	13,314
Equity in income and gain on disposition of unconsolidated entities	(3,539)	(2,618)	(1,869)
Distributions from unconsolidated entities	2,364	284	1,366
(Gain) loss on other investments	(3,510)	492	(4,092)
Loss (gain) on derivative instruments	85,392	58	(355)
Non-cash restructuring expense	—	3,951	—
Loss (gain) on extinguishment and forgiveness of debt, net	1,486	17,910	(5,360)
Surrender of Limited Partner OP Units	—	(26,536)	—
Changes in assets and liabilities:
Investment in direct financing leases	1,495	1,622	2,078
Rent and tenant receivables, operating lease right-of-use and other assets, net	(27,260)	(18,367)	(34,096)
Assets held for sale classified as discontinued operations	—	—	(2,492)
Accounts payable and accrued expenses	(2,075)	(16,719)	1,688
Deferred rent, operating lease and other liabilities	(8,863)	(19,551)	7,162
Due to affiliates	—	—	(66)
Liabilities related to discontinued operations	—	—	(13,861)
Net cash provided by (used in) operating activities	698,570	(107,603)	493,914
Cash flows from investing activities:
Investments in real estate assets	(303,306)	(394,662)	(500,625)
Capital expenditures and leasing costs	(26,773)	(37,957)	(22,291)
Real estate developments	(18,904)	(28,125)	(9,221)
Principal repayments received on other investments	15,727	106	5,761
Investments in unconsolidated entities	(44,174)	(2,767)	(771)
Return of investment from unconsolidated entities	4,557	1,138	48
Proceeds from disposition of real estate	407,994	1,067,532	502,289
Proceeds from disposition of discontinued operations	—	—	122,915
Investment in leasehold improvements and other assets	(722)	(1,716)	(841)
Deposits for real estate assets	(4,451)	(8,453)	(13,412)
Investments in mezzanine position	(9,959)	—	—
Proceeds from sale of investments and other assets	3,804	9,837	46,966
Uses and refunds of deposits for real estate assets	6,611	6,328	17,267
Proceeds from the settlement of property-related insurance claims	685	1,957	1,434
Line of credit advances to Cole REITs	—	—	(2,200)
Line of credit repayments from Cole REITs	—	—	3,800
Net cash provided by investing activities	31,089	613,218	151,119
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,032	705	187
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(198,284)	(374,058)	(137,887)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Proceeds from credit facility	$902,000	$1,386,000	$1,934,000
Payments on credit facility, including swap termination payments	(2,037,391)	(739,000)	(1,716,000)
Proceeds from corporate bonds	1,781,765	593,052	546,304
Redemptions of corporate bonds, including extinguishment costs	(26)	(1,160,977)	—
Repayments and repurchases of convertible notes, including extinguishment costs	(322,133)	(82,254)	(597,500)
Payments of deferred financing costs	(18,047)	(4,190)	(25,471)
Repurchases of Common Stock under Share Repurchase Programs	—	—	(50,154)
Repurchases of Common Stock to settle tax obligations	(2,392)	(1,618)	(2,326)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	478,572	1,014,215	—
Redemption of Series F Preferred Stock	(300,152)	(300,122)	—
Redemption of Limited Partners’ Common OP Units	(149)	—	—
Fractional common shares settled in reverse stock split	(205)	—	—
Contributions from non-controlling interest holders	—	64	120
Distributions paid	(510,748)	(665,241)	(606,679)
Payment related to the surrender of Limited Partner OP Units	—	(191,974)	—
Net cash used in financing activities	(226,158)	(525,398)	(655,406)
Net change in cash and cash equivalents and restricted cash	503,501	(19,783)	(10,373)

Cash and cash equivalents and restricted cash, beginning of period	$33,880	$53,663	$64,036
Less: cash and cash equivalents of discontinued operations	—	—	(2,198)
Cash and cash equivalents and restricted cash, beginning of period	33,880	53,663	61,838

Cash and cash equivalents and restricted cash, end of period	537,381	33,880	53,663
Less: cash and cash equivalents of discontinued operations	—	—	—
Cash and cash equivalents and restricted cash, end of period	$537,381	$33,880	$53,663

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$12,921	$30,758	$34,176
Restricted cash at beginning of period	20,959	22,905	27,662
Cash and cash equivalents and restricted cash at beginning of period	33,880	53,663	61,838

Cash and cash equivalents at end of period	523,539	12,921	30,758
Restricted cash at end of period	13,842	20,959	22,905
Cash and cash equivalents and restricted cash at end of period	$537,381	$33,880	$53,663

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of December 31, 2020. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each annual reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of each of December 31, 2020 and 2019, there were approximately 0.2 million Limited Partner OP Units issued and outstanding, respectively. As of each of December 31, 2020 and 2019, there were 49,766 Limited Partner Series F Preferred Units issued and outstanding, respectively.
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
The (loss) gain on derivative instruments, net line item, previously included in other income, net, has been presented in its own line item for prior periods presented to be consistent with the current year presentation.
The Company effected a one-for-five reverse stock split of Common Stock after markets closed on December 17, 2020, whereby every five shares of VEREIT's issued and outstanding shares of Common Stock, $0.01 par value per share, were converted into one share of Common Stock, $0.01 par value per share. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020. Certain prior period amounts have been updated to reflect the reverse stock split including share and per share amounts, additional paid-in capital, common stock and dividends on the consolidated statement of operations, consolidated balance sheets, consolidated statements of equity and notes to the financial statements. The reverse stock split did not affect the Company’s total stockholder’s equity, the common stock par value per share or the Company’s authorized shares of common stock. No fractional shares of common stock were issued as fractional shares were settled in cash.
Per Share Data
Income (loss) per basic share of Common Stock is calculated by dividing net income (loss) less dividends on unvested restricted shares of Common Stock (“Restricted Shares”) and dividends on preferred stock by the weighted-average number of shares of Common Stock issued and outstanding during such period. Diluted income (loss) per share of Common Stock considers the effect of potentially dilutive shares of Common Stock outstanding during the period. The earnings per share after the reverse stock split is presented retrospectively as if the reverse split had occurred on the first day of the periods presented.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding goodwill and intangible asset impairments, real estate investment impairment, allocation of purchase price of real estate asset acquisitions and income taxes.
Leases
Lessor
At the inception of a new lease arrangement, including new leases that arise from amendments, the Company assesses the terms and conditions to determine the proper lease classification. When the terms of a lease effectively transfer control of the underlying asset, the lease is classified as a sales-type lease. When a lease does not effectively transfer control of the underlying asset to the lessee, but the Company obtains a guarantee for the value of the asset from a third party, the Company classifies the lease as a direct financing lease. All other leases are classified as operating leases.
The Company has certain properties that are subject to leases that qualified as direct financing leases. Investments in direct financing leases represent the fair value of the remaining lease payments on the leases and the estimated fair value of any expected residual property value at the end of the lease term. The fair value of the remaining lease payments is estimated using a discounted cash flow analysis based on interest rates that would represent the Company’s incremental borrowing rate for similar types of debt. The expected residual property value at the end of the lease term is estimated using market data and assessments of the remaining useful lives of the properties at the end of the lease terms, among other factors. Income from direct financing leases is calculated using the effective interest method over the remaining term of the lease.
For operating leases with minimum scheduled rent increases, the Company recognizes rental revenue on a straight-line basis, including the effect of any free rent periods, over the lease term when collectability of lease payments is probable. Variable lease payments are recognized as rental revenue in the period when the changes in facts and circumstances on which the variable lease payments are based occur. Variable lease payments, including contingent rent, which is paid by a tenant when the tenant's sales exceed an agreed upon minimum amount, are recognized once tenant sales exceed contractual tenant lease thresholds and is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease.
Lessee
To account for leases for which the Company is the lessee, contracts must be analyzed upon inception to determine if the arrangement is, or contains, a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification tests and measurement procedures are performed at the lease commencement date.
The lease liability is initially measured as the present value of the lease payments over the lease term, discounted using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the lessee’s incremental borrowing rate is used. The incremental borrowing rate is determined based on the estimated rate of interest that the lessee would pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The lease term is the noncancelable period of the lease and includes any renewal and termination options the Company is reasonably certain to exercise. The lease liability balance is amortized using the effective interest method. The lease liability is remeasured when the contract is modified, upon the resolution of a contingency such that variable payments become fixed or if the assessment of exercising an extension, termination or purchase option changes.
The operating lease right-of-use (“ROU”) asset balance is initially measured as the lease liability amount, adjusted for any lease payments made prior to the commencement date, initial direct costs, estimated costs to dismantle, remove, or restore the underlying asset and incentives received.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the year ended December 31, 2020, rental revenue was reduced by $37.0 million, which included (i) $10.2 million of an increase to the general allowance, (ii) $20.7 million for amounts not probable of collection, and (iii) $6.2 million for straight-line rent receivables. Of the $37.0 million reduction to rental revenue for the year ended December 31, 2020, $26.5 million was related to the impact of the novel coronavirus (“COVID-19”) pandemic, of which $9.6 million represented an increase to the general allowance, $13.4 million represented amounts not probable of collection, and $3.5 million was for straight-line rent receivables.
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases.
Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic
The FASB issued a question-and-answer document, Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic for concessions related to the effects of COVID-19 that provide a deferral of payments with no substantive changes to the consideration of the original contract, which allows an entity to elect to not analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and to elect to apply or not apply the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), to those contracts (the “COVID-19 Lease Concessions Relief”). For eligible concessions, the Company has elected not to apply the lease modification guidance in ASC 842. As such, the Company accounts for eligible deferral concessions as if there were no changes made to the lease agreement and, accordingly, continues to recognize income and increases the lease receivable. Ineligible concessions are accounted for as a lease modification under ASC 842, which requires the Company to reevaluate the lease classification and remeasure and reallocate the consideration over the remaining lease term, and include any prepaid rent liabilities and accrued rent assets relating to the original lease as part of the lease payments for the modified lease.
During the year ended December 31, 2020, the Company had $17.9 million of rental revenue related to deferral agreements executed through February 16, 2021, which qualify for the COVID-19 Lease Concessions Relief. During the year ended December 31, 2020 the Company abated $18.3 million of rental revenue, pursuant to lease amendments executed through December 31, 2020, which increased the weighted average lease term for the related properties and were accounted for as lease modifications under ASC 842.
Fees from Managed Partnerships
The Company provides various services to our unconsolidated joint venture entities in exchange for fees. Total asset and property management and acquisition fees earned in connection with these entities was $3.1 million, $0.8 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Real Estate Investments
The Company records acquired real estate at cost and makes assessments as to the useful lives of depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. Depreciation is computed using a straight-line method over the estimated useful life of 40 years for buildings, five to 15 years for building fixtures and improvements and the remaining lease term for intangible lease assets.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Allocation of Purchase Price of Real Estate Assets
The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their relative fair values. Tangible assets include land, buildings, fixtures and improvements on an as-if vacant basis. The Company utilizes various estimates, processes and information to determine the as-if vacant property value. Identifiable intangible assets and liabilities include amounts allocated to acquired leases for above-market and below-market lease rates and the value of in-place leases. In estimating fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, as well as subsequent marketing and leasing activities, in estimating the fair value of the tangible and intangible assets acquired and intangible liabilities assumed.
The aggregate value of intangible assets related to in-place leases is primarily the difference between the property valued with existing in-place leases adjusted to market rental rates and the property valued as if vacant. Factors considered by the Company in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property, taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up period, which typically ranges from six to 18 months. The Company also estimates costs to execute similar leases, including leasing commissions, legal and other related expenses. The value of in-place leases is amortized over the initial term of the respective leases. If a tenant terminates its lease, then the unamortized portion of the in-place lease value is charged to expense.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods. Above-market leases are amortized as a reduction to rental revenue over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental revenue over the remaining terms of the respective leases, including any bargain renewal periods.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.

During the years ended December 31, 2020, 2019 and 2018, all real estate acquisitions qualified as asset acquisitions, and external acquisition costs related to asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Internal costs, such as employee salaries, related to activities necessary to complete, or affect, self-originating asset acquisitions or business combinations are classified as acquisition-related expenses in the accompanying consolidated statements of operations for all periods presented.
Assets Held for Sale
Upon classifying a real estate investment as held for sale, the Company will no longer recognize depreciation expense related to the depreciable assets of the property. Assets held for sale are recorded at the lower of carrying value or estimated fair value, less the estimated cost to dispose of the assets. See Note 3 – Real Estate Investments and Related Intangibles for further discussion regarding properties held for sale.
If circumstances arise that the Company previously considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the Company will reclassify the property as held and used. The Company measures and records a property that is reclassified as held and used at the lower of (i) its carrying value before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.
Development Activities
Project costs, which include interest expense, associated with the development, construction and lease-up of a real estate project are capitalized as construction in progress. Once the development and construction of the building is substantially completed, the amounts capitalized to construction in progress are transferred to (i) land and (ii) buildings, fixtures and improvements and are depreciated over their respective useful lives.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Discontinued Operations
The Company reports discontinued operations when a component of an entity or group of components that has been disposed of or classified as held for sale represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The results of operations for assets meeting the definition of discontinued operations are reflected in the Company’s consolidated statements of operations as discontinued operations for all periods presented. See Note 14 — Discontinued Operations for further discussion regarding discontinued operations.
Investment in Unconsolidated Entities
The Company accounts for its investment in unconsolidated joint venture arrangements using the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over operating and financing policies of these investments. The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for the Company’s share of equity in the joint ventures’ earnings and distributions. The Company records its proportionate share of net income (loss) from the unconsolidated joint ventures in equity in income and gain on disposition of unconsolidated entities in the consolidated statements of operations. See Note 3 – Real Estate Investments and Related Intangibles for further discussion on investments in unconsolidated joint ventures.
Leasehold Improvements and Property and Equipment
The Company leases its corporate office facilities under operating leases. Leasehold improvements related to these are recorded at cost less accumulated amortization. Leasehold improvements are amortized over the lesser of the estimated useful life or remaining lease term.
Property and equipment, which typically include computer hardware and software, furniture and fixtures, among other items, are stated at cost less accumulated depreciation. Property and equipment are depreciated on a straight-line method over the estimated useful lives of the assets, which range from three to seven years. The Company reassesses the useful lives of its property and equipment and adjusts the future monthly depreciation expense based on the new useful life, as applicable. If the Company disposes of an asset, the asset and related accumulated depreciation are written off upon disposal.
Goodwill
In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess consideration paid over the fair value of the assets and liabilities acquired and assumed, respectively, represents goodwill. In connection with prior mergers, the Company recorded goodwill as a result of the merger consideration exceeding the net assets acquired.
Impairments
Real Estate Assets
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, decrease in net operating income, bankruptcy or other credit concerns of a property’s major tenant or tenants, such as history of late payments, rental concessions and other factors, as well as significant decreases in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses or reduced lease rates. When impairment indicators are identified or if a property is considered to have a more likely than not probability of being disposed of within the next 12 to 24 months, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. U.S. GAAP requires us to utilize the Company’s expected holding period of our properties when assessing recoverability. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales or leasing transactions. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in Note 5 – Fair Value Measures.
Goodwill
The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. To determine whether it is necessary to perform a quantitative goodwill impairment test, the Company first assesses qualitative factors, including, but not limited to macro-economic conditions such as deterioration in the entity's operating environment or industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events such as an

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
expectation that a reporting unit will be sold or a sustained decrease in the stock price on either an absolute basis or relative to peers. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not (i.e. greater than 50% chance) that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no quantitative testing is required. If it is determined, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value is less than the carrying amount, the provisions of guidance require that the Company then compares the fair value to the carrying value. Goodwill is considered impaired if the carrying value exceeds the fair value. No impairments of goodwill were recorded during the years ended December 31, 2020, 2019 or 2018. See Note 5 – Fair Value Measures for further discussion.
Investment in Unconsolidated Joint Ventures
The Company is required to determine whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of any of its investment in the unconsolidated joint ventures. If an event or change in circumstance has occurred, the Company is required to evaluate its investment in the unconsolidated joint venture for potential impairment and determine if the carrying value of its investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. The evaluation of an investment in an unconsolidated joint venture for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No material impairments of unconsolidated joint ventures were identified during the years ended December 31, 2020, 2019 and 2018.
Leasehold Improvements and Property and Equipment
Leasehold improvements and property and equipment are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If this review indicates that the carrying value of the asset is not recoverable, the Company records an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. The evaluation of leasehold improvements and property and equipment for potential impairment requires the Company’s management to exercise significant judgment and to make certain assumptions. The use of different judgments and assumptions could result in different conclusions. No impairments of corporate leasehold improvements and property and equipment were identified during the years ended December 31, 2020, 2019 and 2018.
Right of Use Assets
The Company’s impairment assessment for ROU assets is consistent with the impairment analysis for the Company's other long-lived assets and is reviewed quarterly. During the year ended December 31, 2020, the Company recorded $3.4 million in impairments related to the ROU assets associated with ground leases where the respective leases are expected to be terminated and properties surrendered to the ground owner. No impairments of ROU assets were identified during the year ended December 31, 2019. See Note 5 – Fair Value Measures for further discussion.
Cash and Cash Equivalents
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds with original maturities of three months or less. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Restricted Cash
The Company had $13.8 million and $21.0 million, respectively, in restricted cash as of December 31, 2020 and December 31, 2019. Restricted cash primarily consists of reserves related to lease expirations, as well as maintenance, structural and debt service reserves. In accordance with certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are then disbursed to the Company. Included in restricted cash at December 31, 2020 was $11.8 million in lender reserves and $2.0 million held in restricted lockbox accounts. Included in restricted cash at December 31, 2019 was $18.8 million in lender reserves and $2.2 million held in restricted lockbox accounts.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. Deferred financing costs, other than those associated with the Revolving Credit Facility (as defined in Note 6 – Debt), are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Deferred financing costs related to the Revolving Credit Facility are included in rent and tenant receivables and other assets, net in the accompanying consolidated balance sheets. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. Costs incurred in connection with potential financial transactions that are not completed are expensed in the period in which it is determined the financing will not be completed.
Convertible Debt
In accordance with U.S GAAP, the 2020 Convertible Notes were accounted for as a liability with a separate equity component recorded for the conversion option. A liability was recorded for the 2020 Convertible Notes on the issuance date at fair value based on a discounted cash flow analysis using current market rates for debt instruments with similar terms. The difference between the initial proceeds from the 2020 Convertible Notes and the estimated fair value of the debt instruments resulted in a debt discount, with an offset recorded to additional paid-in capital representing the equity component. The debt discount was amortized to interest expense over the respective term of the 2020 Convertible Notes.
The Company had an outstanding balance of $321.8 million of its 2020 Convertible Notes (as defined in Note 6 – Debt ) as of December 31, 2019. During the year ended December 31, 2020, the outstanding balance was repaid in full.
Derivative Instruments
The Company may use derivative financial instruments, including interest rate swaps, caps, collars, treasury locks, options and forwards to hedge all or a portion of the interest rate risk associated with its borrowings. The Company’s interest rate management objectives are intended to limit the impact of interest rate fluctuations on earnings and cash flows and to manage the Company’s overall borrowing costs. To accomplish this objective, the Company primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges are used to hedge forecasted issuances of fixed rate debt and the variable cash flows associated with floating rate debt. The Company does not intend to utilize derivatives for purposes other than interest rate risk management. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, the Company only enters into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which the Company may also have other financial relationships. The Company does not anticipate that any of the counterparties will fail to meet their obligations.
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
During the fourth quarter of 2020, the Company terminated interest rate swap agreements with an aggregate $900.0 million notional amount and terminated the forward starting interest rate swaps with a notional amount of $400.0 million in connection with the early repayment of borrowings under the Credit Facility Term Loan, as discussed in Note 6 – Debt.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Litigation and non-routine costs, net
The Company has incurred legal fees and other costs associated with litigations and investigations resulting from the Audit Committee Investigation (defined below) and other corporate matters which are considered non-routine.
Litigation and non-routine costs, net include the following costs and recoveries (in thousands):

	Year Ended December 31,
	2020	2019	2018
Litigation and non-routine costs, net:
Legal fees, costs and settlements (1)	4,819	890,378	293,531
Insurance recoveries	(2,471)	(48,420)	(2,568)
Other recoveries (2)	—	(26,536)	—
Total	$2,348	$815,422	$290,963
___________________________________
(1)Includes all fees, costs and litigation settlements associated with various corporate matters and litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Audit Committee Investigation”), net of accrual reversals.
(2)Represents the surrender of 2.9 million Limited Partner OP Units in connection with an SEC settlement entered into by principals of the Company’s former external manager.
Loss Contingencies
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount is reasonably estimable. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a material loss is reasonably possible but not known or probable, and is reasonably estimable, the estimated loss or range of loss is disclosed.
Restructuring
During the year ended December 31, 2020, there were no restructuring expenses recorded. During the year ended December 31, 2019, the Company’s obligation to provide certain transition services for the Cole Purchaser terminated in accordance with the terms of a services agreement (the “Services Agreement”) with the Cole Purchaser and the Company recorded $10.5 million of restructuring expenses related to the reorganization of its business. No restructuring expenses were recorded prior to January 1, 2019.
Income Taxes
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2011. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2020. As a REIT, the General Partner is generally not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). However, the General Partner, its taxable REIT subsidiaries (“TRS”) entities, and the OP are still subject to certain state and local income, franchise and property taxes in the various jurisdictions in which they operate. The General Partner may also be subject to federal income taxes on certain income and excise taxes on its undistributed income.
The OP is classified as a partnership for U.S. federal income tax purposes. As a partnership, the OP is not a taxable entity for U.S. federal income tax purposes. Instead, each partner in the OP is required to include its allocable share of the OP’s income, gains, losses, deductions and credits for each taxable year. Under the LPA, the OP is to conduct business in such a manner as to permit the General Partner at all times to qualify as a REIT.
A TRS is a subsidiary of a REIT that is subject to federal, state and local income taxes, as applicable. The Company’s use of a TRS enables it to engage in certain business activities while complying with the REIT qualification requirements and to retain any income generated by these businesses for reinvestment without the requirement to distribute those earnings. The Company conducted substantially all of the Cole Capital business activities through a TRS until it sold the Cole Capital business on February 1, 2018.
During the year ended December 31, 2020, the Company conducted all of its business in the United States and Puerto Rico and filed income tax returns in the U.S. federal jurisdiction, Puerto Rico, and various state and local jurisdictions. With few

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
exceptions, the Company is no longer subject to routine examinations by taxing authorities for years before 2016. Certain of the Company’s intercompany transactions that have been eliminated in consolidation for financial accounting purposes are also subject to taxation.
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
During the years ended December 31, 2020, 2019 and 2018, the Company recognized state and local income and franchise tax expense of $4.4 million, $4.3 million and $4.7 million, respectively, which are included in provision for income taxes in the accompanying consolidated statements of operations. In addition, the Company recorded a provision for federal income taxes of $0.4 million for the year ended December 31, 2018 related to a TRS entity, which is also included in provision for income taxes in the accompanying consolidated statements of operations. No provision for federal income taxes related to a TRS entity was recorded for the years ended December 31, 2020 or 2019. The provision for or benefit from income taxes attributable to the Cole Capital business, substantially all of which was conducted through a TRS entity, is included in discontinued operations for all periods presented, as discussed in Note 14 — Discontinued Operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2020, 2019 and 2018. Any interest and penalties related to unrecognized tax benefits would be recognized in provision for income taxes in the accompanying consolidated statements of operations.
As of December 31, 2020, the OP and the General Partner had no material uncertain income tax positions.
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
Reference Rate Reform
During the first quarter of 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-Bank Offer Rate (“LIBOR”)-indexed cash flows to assume that the index upon which future hedged transactions would be based matched the index on the corresponding derivatives. During the fourth quarter of 2020, the Company terminated its interest rate swap agreements with an aggregate $900.0 million notional amount and terminated its forward starting interest rate swaps with a total notional amount of $400.0 million, both of which were designated as cash flow hedges, in connection with the early repayment of borrowings under the Credit Facility Term Loan, as discussed in Note 7 – Derivatives and Hedging Activities. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the year ended December 31, 2020, the Company acquired controlling financial interests in 51 commercial properties for an aggregate purchase price of $342.5 million (the “2020 Acquisitions”), which includes the consolidation of one property previously owned by one of the Company’s unconsolidated joint ventures and two land parcels, including one for build-to-suit development, further discussed below, and $1.9 million of external acquisition-related expenses that were capitalized.
During the year ended December 31, 2019, the Company acquired controlling financial interests in 66 commercial properties for an aggregate purchase price of $403.6 million (the “2019 Acquisitions”), which includes $2.3 million of external acquisition-related expenses that were capitalized. Additionally, the Company placed in service one build-to-suit development project in which the Company invested $27.6 million, including $0.7 million of external acquisition-related expenses and interest that were capitalized and including the land parcel acquired during the year ended December 31, 2018.
During the year ended December 31, 2018, the Company acquired a controlling interest in 52 commercial properties for an aggregate purchase price of $502.7 million (the “2018 Acquisitions”), which includes one land parcel for build-to-suit development, $2.1 million related to an outstanding tenant improvement allowance and $2.6 million of external acquisition-related expenses that were capitalized.

The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Real estate investments, at cost:
Land	$55,618	$83,476	$86,285
Buildings, fixtures and improvements	219,875	268,470	350,942
Total tangible assets	275,493	351,946	437,227
Acquired intangible assets:
In-place leases and other intangibles (1)	37,919	51,627	62,791
Above-market leases (2)	29,665	—	2,750
Assumed intangible liabilities:
Below-market leases (3)	(583)	—	(116)
Total purchase price of assets acquired	$342,494	$403,573	$502,652
____________________________________
(1)The weighted average amortization period for acquired in-place leases and other intangibles is 16.0 years, 16.5 years and 16.3 years for 2020 Acquisitions, 2019 Acquisitions and 2018 Acquisitions, respectively.
(2)The weighted average amortization period for acquired above-market leases is 19.5 years and 10.8 years for 2020 Acquisitions and 2018 Acquisitions, respectively.
(3)The weighted average amortization period for assumed intangible lease liabilities is 14.0 years and 9.9 years for 2020 Acquisitions and 2018 Acquisitions, respectively.
As of December 31, 2020, the Company invested $28.0 million, including $0.4 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $17.0 million, and the project is expected to be completed within the next 12 months.
Property Dispositions and Real Estate Assets Held for Sale
During the year ended December 31, 2020, the Company disposed of 77 properties, including the sale of three consolidated properties to the office partnership, for an aggregate gross sales price of $438.4 million, of which our share was $435.5 million after the profit participation payments related to the disposition of four Red Lobster properties. The dispositions resulted in proceeds of $408.0 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $96.2 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
During the year ended December 31, 2019, the Company disposed of 201 properties, including the sale of six consolidated properties to the industrial partnership, and one property sold through a foreclosure by the lender, for an aggregate gross sales price of $1.2 billion, of which our share was $1.1 billion after the profit participation payments related to the disposition of 36 Red Lobster properties. The dispositions resulted in proceeds of $1.1 billion after closing costs and contributions to the industrial partnership. The Company recorded a gain of $293.9 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the year ended December 31, 2018, the Company disposed of 149 properties, including one property conveyed to a lender in a deed-in-lieu of foreclosure transaction, for an aggregate gross sales price of $526.4 million, of which our share was $504.3 million after the profit participation payments related to the disposition of 34 Red Lobster properties. The dispositions resulted in proceeds of $496.7 million after closing costs. The Company recorded a gain of $96.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the year ended December 31, 2018, the Company also disposed of one property owned by an unconsolidated joint venture for a gross sales price of $34.1 million, of which our share was $17.1 million based on our ownership interest in the joint venture, resulting in proceeds of $5.6 million after debt repayments of $20.4 million and closing costs. The Company recorded a gain of $0.7 million related to the sale and liquidation of the joint venture, which is included in equity in income and gain on disposition of unconsolidated entities in the accompanying consolidated statements of operations.
As of December 31, 2020, there were nine properties classified as held for sale with a carrying value of $65.6 million, included in real estate assets held for sale, net, primarily comprised of land of $13.1 million and building, fixtures and improvements, net of $42.7 million, in the accompanying consolidated balance sheets, and are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. As of December 31, 2019, there were five properties classified as held for sale. During the years ended December 31, 2020, 2019 and 2018, the Company recorded losses of $0.9 million, $1.3 million, and $1.9 million related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of December 31, 2020 and December 31, 2019 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	December 31, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $810,597 and $748,689, respectively	16.4	$745,026	$854,196
Leasing commissions, net of accumulated amortization of $7,565 and $6,027, respectively	9.2	16,042	17,808
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $125,455 and $112,438, respectively	17.1	167,776	165,483
Total intangible lease assets, net		$928,844	$1,037,487

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $106,504 and $99,315, respectively	19.7	$120,938	$143,583
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $3.4 million, $2.5 million, and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $131.9 million, $127.5 million, and $139.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of December 31, 2020 (in thousands):

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)

	2021	2022	2023	2024	2025
In-place leases and other intangibles:
Total projected to be included in amortization expense	$107,379	$94,998	$84,537	$74,203	$62,119
Leasing commissions:
Total projected to be included in amortization expense	2,758	2,590	2,298	2,093	1,831
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	19,709	18,900	17,926	16,532	14,970
Below-market lease liabilities:
Total projected to be included in rental revenue	14,069	13,195	12,442	10,591	9,372
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the consolidated joint venture had total assets of $33.0 million and $32.5 million, respectively, of which $29.1 million and $29.6 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $14.8 million and $14.3 million as of December 31, 2020 and December 31, 2019, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company is generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Investment in Unconsolidated Entities
The following is a summary of the Company’s investments in unconsolidated entities as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment		Equity in Income
					Year Ended
Investment	December 31, 2020		December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2018
Industrial Partnership (2)	20%	7	$45,378	$28,409	$838	$254	$—
Office Partnership (3)	20%	4	13,435	—	534	—	—
Faison JV Bethlehem GA (4) (5)	—%	—	—	40,416	1,637	2,364	1,219
Total unconsolidated joint ventures			$58,813	$68,825	$3,009	$2,618	$1,219
Preferred equity (6)			22,826	—	—	—	—
Total investment in unconsolidated entities			$81,639	$68,825	$3,009	$2,618	$1,219
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
(2)During the year ended December 31, 2020, the industrial partnership acquired one property from a third party for a purchase price of $246.8 million.
(3)During the year ended December 31, 2020, the office partnership acquired one property from a third party for a purchase price of $33.1 million.
(4)As of December 31, 2019, the Company had a 90% ownership interest in one property. On October 30, 2020, the Company closed on the purchase of the joint venture partner’s 10% ownership interest and recorded a gain on the disposal of its investment in the joint venture of $0.5 million, which is included in equity in income and gain on disposition of unconsolidated entities for the year ended December 31, 2020, and the property is included in 2020 Acquisitions.
(5)The total carrying amount of the investment was greater than the underlying equity in net assets by $4.7 million as of December 31, 2019. This difference related to a purchase price allocation of goodwill and a step up in fair value of the investment asset acquired in connection with mergers. The step up in

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
fair value was allocated to the individual investment asset and was amortized in accordance with the Company’s depreciation policy prior to the consolidation of the property as discussed above.
(6)During the year ended December 31, 2020, the Company acquired a preferred equity interest in the development of one distribution center in which the Company is entitled to receive a cumulative preferred return of 9% per year on its contributions of $22.8 million. The Company has no further obligation to make additional contributions.
The aggregate debt outstanding of unconsolidated joint ventures and for the development of one distribution center in which the Company holds a preferred equity interest was $534.3 million and $16.2 million, respectively, as of December 31, 2020, which is non-recourse to the Company, as discussed in Note 6 – Debt. There was $269.3 million of debt outstanding related to the unconsolidated joint ventures as of December 31, 2019.
The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreements, which include provisions for when additional contributions may be required to fund certain cash shortfalls.
Note 4 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Straight-line rent receivable, net	$278,831	$266,195
Accounts receivable, net	53,051	41,556
Deferred costs, net (1)	5,185	7,208
Investment in direct financing leases, net	6,547	9,341
Investment in Retained REITs (2)	7,255	7,552
Prepaid expenses	3,850	3,453
Leasehold improvements, property and equipment, net (3)	3,991	4,809
Other assets, net	7,910	8,281
Total	$366,620	$348,395
___________________________________
(1)Amortization expense for deferred costs related to the revolving credit facilities totaled $6.3 million, $2.1 million, and $7.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, inclusive of write-offs of $3.2 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. There were no related write-offs for the year ended December 31, 2018. Accumulated amortization for deferred costs related to the revolving credit facilities was $52.9 million and $49.8 million as of December 31, 2020 and December 31, 2019, respectively.
(2)On February 1, 2018, the Company sold certain of its equity investments to CCA Acquisition, LLC, an affiliate of CIM Group, LLC, retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V” and, collectively with CCIT II and CCIT III, the “Retained REITs”). On December 21, 2020, CIM Real Estate Finance Trust, Inc. (“CMFT”) acquired CCIT III and CCPT V. Subsequent to the sale of Cole Capital, the Company carries these investments at fair value, as the Company does not exert significant influence over the Retained REITs, and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2020, the Company recognized a loss of $0.3 million related to the change in fair value.
(3)Amortization expense for leasehold improvements totaled $0.5 million, $0.7 million, and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, with no related write-offs. Accumulated amortization was $3.4 million and $2.8 million as of December 31, 2020 and December 31, 2019, respectively. Depreciation expense for property and equipment totaled $1.1 million, $1.3 million, and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, inclusive of write-offs of less than $0.1 million and $0.8 million for the years ended December 31, 2019 and 2018. Accumulated depreciation was $6.5 million and $5.4 million as of December 31, 2020 and December 31, 2019, respectively.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
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
Items Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those instruments fall (in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2020
Assets:
Investment in Retained REITs	$—	$—	$7,255	$7,255

	Level 1	Level 2	Level 3	Balance as of December 31, 2019
Assets:
Derivative assets	$—	$250	$—	$250
Investment in Retained REITs	—	—	7,552	7,552
Total assets	$—	$250	$7,552	$7,802
Liabilities:
Derivative liabilities	$—	$(28,081)	$—	$(28,081)
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
Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Investment in Retained REITs – The fair values were estimated using the net asset value per share, as most recently disclosed by each applicable REIT. Each of the Retained REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Retained REIT.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the year ended December 31, 2020 and 2019 (in thousands):

Investment in Retained REITs
Beginning balance, January 1, 2020	$7,552
Unrealized loss included in other income, net	(297)
Ending Balance, December 31, 2020	$7,255

Beginning balance, January 1, 2019	7,844
Unrealized loss included in other income, net	(292)
Ending Balance, December 31, 2019	$7,552
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment, right of use assets and investments in unconsolidated entities, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of its real estate assets may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 76 properties were deemed to be impaired resulting in impairment charges of $61.7 million during the year ended December 31, 2020 that relate to certain office, retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy during the year ended December 31, 2020, were identified by management for potential sale or were determined would not be re-leased by the tenant. Additionally, $3.4 million was recorded in impairment charges related to right of use ground leases and certain leasehold improvements owned by the Company associated with ground leases where the respective leases are expected to be terminated and properties surrendered to the ground owner.
As a result of the COVID-19 pandemic, the Company considered whether there was any indication of impairment for properties that did not otherwise have potential impairment indicators and identified seven restaurant concepts to include on the Company’s impairment watch list as of December 31, 2020, however there were no additional impairment charges as a result of this assessment. Based on the Company’s expected holding period for the properties and the economic conditions as of December 31, 2020, the Company believes that their carrying values are recoverable. However, the COVID-19 pandemic has negatively impacted the businesses of certain of our tenants so the Company continues to monitor for circumstances and events in future periods, which may result in impairment charges.
During the years ended December 31, 2019 and 2018, net real estate assets related to 77 and 70 properties, were deemed to be impaired resulting in impairment charges of $47.1 million and $54.6 million. The impairment charges related to certain office, retail and restaurant properties that, during the years ended December 31, 2019 and 2018, management identified for potential sale or determined, based on discussions with the current tenants, would not be re-leased by the tenant and the Company believed the property would not be leased to another tenant at a rental rate that supports the current book value.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the year ended December 31, 2020, the Company used a range of discount rates from 7.9% to 8.9% with a weighted-average rate of 8.4% and capitalization rates from 7.4% to 8.4% with a weighted-average rate of 7.9%.
Goodwill – The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The Company performed the annual qualitative assessment for goodwill during the fourth quarter of 2020. As a result of the qualitative testing, the Company believes that it is more-likely-than-not that the fair value of the goodwill is greater than the carrying value. As such, no further testing was performed. The Company performed a qualitative analysis for the annual goodwill tests during the year ended December 31, 2019 and a quantitative analysis for the annual goodwill tests during the year ended December 31, 2018, which each resulted in no impairments. The Company continues to monitor factors that may impact the fair value of goodwill including, but not limited to, market comparable company multiples, stock price, interest rates, and global economic conditions including the COVID-19 pandemic.
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

	Level	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020	Carrying Amount at December 31, 2019	Fair Value at December 31, 2019
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,334,689	$1,384,490	$1,535,918	$1,590,915
Corporate bonds, net	2	4,622,951	5,123,588	2,839,581	3,022,087
Convertible debt, net	2	—	—	319,947	327,237
Credit facility	2	—	—	1,050,000	1,050,000
Total liabilities		$5,957,640	$6,508,078	$5,745,446	$5,990,239
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Note 6 – Debt
As of December 31, 2020, the Company had $5.9 billion of debt outstanding, including net premiums and net deferred financing costs, with a weighted-average years to maturity of 6.0 years and a weighted-average interest rate of 3.98%. The following table summarizes the carrying value of debt as of December 31, 2020 and December 31, 2019, and the debt activity for the year ended December 31, 2020 (in thousands):

		Year Ended December 31, 2020
	Balance as of December 31, 2019	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of December 31, 2020
Mortgage note payable:
Outstanding balance	$1,529,057	$1,032	$(196,894)	$—	$1,333,195
Net premiums (1)	6,861	—	(415)	(4,951)	1,495
Deferred costs	(7,784)	(326)	65	2,190	(5,855)
Mortgage notes payable, net	1,528,134	706	(197,244)	(2,761)	1,328,835

Corporate bonds:
Outstanding balance	2,850,000	1,800,000	—	—	4,650,000
Discount (2)	(10,419)	(18,235)	—	1,605	(27,049)
Deferred costs	(25,842)	(16,704)	—	3,825	(38,721)
Corporate bonds, net	2,813,739	1,765,061	—	5,430	4,584,230

Convertible debt:
Outstanding balance	321,802	—	(321,802)	—	—
Discount (2)	(1,855)	—	163	1,692	—
Deferred costs	(1,764)	—	155	1,609	—
Convertible debt, net	318,183	—	(321,484)	3,301	—

Credit facility:
Outstanding balance	1,050,000	902,000	(1,952,000)	—	—
Deferred costs (3)	(4,331)	(5)	3,160	1,176	—
Credit facility, net	1,045,669	901,995	(1,948,840)	1,176	—

Total debt	$5,705,725	$2,667,762	$(2,467,568)	$7,146	$5,913,065
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of December 31, 2020 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	278	$1,682,514	$1,318,126	5.01%		2.1
Variable-rate debt	1	29,129	15,069	3.75%	(4)	0.6
Total (5)	279	$1,711,643	$1,333,195	4.99%		2.1
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
(4)Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of December 31, 2020.
(5)The table above does not include mortgage notes associated with unconsolidated joint ventures and preferred equity investments of $550.5 million, which are non-recourse to the Company.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At December 31, 2020, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to December 31, 2020 (in thousands):

Total
2021	$314,042
2022	266,951
2023	124,217
2024	621,021
2025	1,078
Thereafter	5,886
Total	$1,333,195
Corporate Bonds
As of December 31, 2020, the OP had $4.65 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance December 31, 2020	Interest Rate	Maturity Date
Senior Notes due 2024	$500,000	4.600%	February 6, 2024
Senior Notes due 2025	550,000	4.625%	November 1, 2025
Senior Notes due 2026	600,000	4.875%	June 1, 2026
Senior Notes due 2027	600,000	3.950%	August 15, 2027
Senior Notes due January, 2028	600,000	3.400%	January 15, 2028
Senior Notes due June, 2028	500,000	2.200%	June 15, 2028
Senior Notes due 2029	600,000	3.100%	December 15, 2029
Senior Notes due 2032	700,000	2.850%	December 15, 2032
Total balance and weighted-average interest rate	$4,650,000	3.685%

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
On June 29, 2020, the Company closed a senior note offering, consisting of $600.0 million aggregate principal amount of the Operating Partnership’s 3.40% Senior Notes due 2028 (the “Senior Notes due January 2028”). On November 17, 2020, the Company closed a senior note offering, consisting of $500.0 million aggregate principal amount of the Operating Partnership’s 2.20% Senior Notes due 2028 (the “Senior Notes due June 2028”) and $700.0 million aggregate principal amount of the Operating Partnership’s 2.85% Senior Notes due 2032 (the “Senior Notes due 2032”).
The Senior Notes are guaranteed by the General Partner. The OP may redeem all or a part of any series of the Senior Notes at any time, at its option, for the redemption prices set forth in the indenture governing the Senior Notes. Generally, 60 to 90 days prior to maturity, the redemption price will be equal to 100% of the principal amount of the Senior Notes. The Senior Notes are registered under the Securities Act of 1933, as amended (the “Securities Act”) and are freely transferable.
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of December 31, 2020, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Convertible Debt
The Company had an outstanding balance of $321.8 million of its 3.75% convertible senior notes due December 15, 2020 (the “2020 Convertible Notes”) as of December 31, 2019. During the year ended December 31, 2020, the 2020 Convertible Notes were repaid in full in accordance with the indenture governing the 2020 Convertible Notes.
Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion. On May 27, 2020, the Operating Partnership and the Company, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) which, among other things, modified the measurement period for certain financial covenants (and relevant associated definitions) from either the prior quarterly period annualized or the prior six month period to the four consecutive fiscal quarter period most recently ending.
As of December 31, 2020, no amounts were outstanding under the Revolving Credit Facility and the Company repaid the outstanding balance of $900.0 million on the Credit Facility Term Loan in connection with the termination of the related interest rate swap agreements discussed in Note 7 – Derivatives and Hedging Activities. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of December 31, 2020, there were $3.7 million of letters of credit outstanding.
The Revolving Credit Facility generally bears interest at an annual rate of LIBOR plus 0.775% to 1.55% or Base Rate plus 0.00% to 0.55% (based upon the General Partner’s then current credit rating). “Base Rate” is defined as the highest of the prime rate, the federal funds rate plus 0.50% or a floating rate based on one month LIBOR plus 1.0%, determined on a daily basis. The Credit Facility Term Loan generally bore interest at an annual rate of LIBOR plus 0.85% to 1.75%, or Base Rate plus 0.00% to 0.75% (based upon the General Partner’s then current credit rating). In addition, the Credit Agreement provides the flexibility for interest rate auctions, pursuant to which, at the Company’s election, the Company may request that lenders make competitive bids to provide revolving loans, which competitive bids may be at pricing levels that differ from the foregoing interest rates.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of December 31, 2020.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company had interest rate swap agreements with an aggregate $900.0 million notional amount, which were designated as cash flow hedges. The Company also had forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the anticipated issuance of long-term debt. During the fourth quarter of 2020, the Company terminated interest rate swap agreements with an aggregate $900.0 million notional amount and terminated the forward starting interest rate swaps with a notional amount of $400.0 million in connection with the early repayment of borrowings under the Credit Facility Term Loan, as discussed in Note 6 – Debt. In connection with the hedge terminations, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of the hedged forecasted transactions becoming probable not to occur, which was offset by a gain related to the derecognition of derivative liabilities. The Company paid $85.4 million of termination and other fees, which are included in (loss) gain on derivative instruments, net in the accompanying consolidated statements of operations.
The table below presents the fair value of the Company’s derivative financial instruments designated as cash flow hedges as well as their classification in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate swaps	Rent and tenant receivables and other assets, net	$—	$250
Interest rate swaps	Derivative, deferred rent and other liabilities	$—	$(28,081)
During the years ended December 31, 2020 and 2019, the Company recorded unrealized losses of $71.5 million and $29.9 million, respectively, for changes in the fair value of the cash flow hedges in accumulated other comprehensive income. There were no similar amounts recorded during the year ended December 31, 2018.
The Company reclassified previous losses of $99.7 million, $2.5 million, and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, from accumulated other comprehensive income (loss) into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Derivatives Not Designated as Hedging Instruments
As of December 31, 2020 and December 31, 2019, the Company had no interest rate swaps that were not designated as qualifying hedging relationships.
Tabular Disclosure of Offsetting Derivatives
The table below details a gross presentation, the effects of offsetting and a net presentation of the Company’s derivatives as of December 31, 2020 and December 31, 2019 (in thousands). The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value.

	Offsetting of Derivative Assets and Liabilities
	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2020	$—	$—	$—	$—	$—	$—	$—	$—
December 31, 2019	$250	$(28,081)	$—	$250	$(28,081)	$—	$—	$(27,831)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosures:
Cash paid for interest	$240,075	$281,490	$267,400
Cash paid for income taxes	$5,850	$5,019	$5,589
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$6,158	$13,412	$12,648
Accrued deferred financing costs	$24	$1,100	$67
Real estate contributions to industrial partnership and office partnership	$17,240	$29,577	$—
Distributions declared and unpaid	$89,514	$150,365	$148,383
Distributions payable relinquished	$—	$12,522	$—
Mortgage note payable relieved by foreclosure or a deed-in-lieu of foreclosure	$—	$19,525	$16,200
Real estate investments received from lease related transactions	$259	$3,800	$1,386
Real estate investments relinquished	$862	$—	$—
Establishment of right-of-use assets and lease liabilities	$—	$236,286	$—
Nonmonetary exchanges:
Exchange of real estate investments	$—	$8,900	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Accrued interest	$44,164	$31,925
Accrued real estate and other taxes	27,689	25,320
Accrued legal fees and litigation settlements	11,245	25,571
Accounts payable	1,895	1,779
Accrued other	32,022	41,725
Total	$117,015	$126,320

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Note 10 – Commitments and Contingencies
The Company is party to various legal proceedings which it believes are routine in nature and incidental to the operation of its business. The Company does not believe that any of these outstanding claims against it are expected to have a material adverse effect upon its consolidated financial position or results of operations.
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
Note 11 – Leases
Lessor
The Company is the lessor for its 3,831 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.01 years to 24.1 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Fixed:
Cash rent (1)	$1,036,422	$1,102,538	$1,121,482
Straight-line rent (2)	25,161	28,032	39,772
Lease intangible amortization	(3,357)	(2,538)	(4,178)
Property operating cost reimbursements	5,866	5,559	5,375
Sub-lease (3)	20,141	21,496	16,178
Total fixed	1,084,233	1,155,087	1,178,629

Variable (4)	73,404	81,310	78,179
Income from direct financing leases	648	837	1,059
Total rental revenue	$1,158,285	$1,237,234	$1,257,867
____________________________________
(1)For the year ended December 31, 2020, the Company had $17.9 million of rental revenue related to deferral agreements executed through February 16, 2021, which qualify for the COVID-19 Lease Concessions Relief. For the year ended December 31, 2020, cash rent was negatively impacted by (i) $18.3 million of abated rental revenue pursuant to lease amendments executed through December 31, 2020, which increased the weighted average lease term for the related properties and (ii) a reduction to rental revenue of $23.0 million that was related to the impact of the COVID-19 pandemic, of which $9.6 million represented an increase to the general allowance for rental revenue and $13.4 million represented amounts not probable of collection at December 31, 2020 and rental revenue will be recognized as cash is received.
(2)For the year ended December 31, 2020, straight-line rent was reduced by $3.5 million that was related to the impact of the COVID-19 pandemic, for straight-line rent receivables that were deemed not probable of collection.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of December 31, 2020 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)

2021	$1,043,236	$2,000
2022	992,411	1,925
2023	927,738	1,565
2024	856,646	510
2025	752,049	169
Thereafter	4,728,485	655
Total	$9,300,565	$6,824
____________________________________
(1)Related to 18 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.2 years to 78.6 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 15.9 years as of December 31, 2020. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.91% as of December 31, 2020. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
The following table presents the lease expense components for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost (1)	$24,259	$24,392
Sublease income (2)	$(20,141)	$(21,496)
___________________________________
(1)No cash paid for operating lease liabilities was capitalized.
(2)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
Subsequent to initial measurement of $233.3 million and $236.3 million, respectively, the Company reduced the right-of-use assets by $2.1 million and operating lease liabilities by $2.6 million, for non-cash activity related to dispositions and lease modifications during the year ended December 31, 2019. During the year ended December 31, 2020, the Company reduced the right-of-use assets and operating lease liabilities by $1.2 million and $1.3 million, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of December 31, 2020 (in thousands).

Future Minimum Lease Payments
2021	$22,420
2022	21,709
2023	21,300
2024	20,656
2025	20,213
Thereafter	206,752
Total	313,050
Less: imputed interest	103,946
Total	$209,104

The following table reflects the future minimum lease payments due from the Company over the five years subsequent to December 31, 2019 (in thousands).

Future Minimum Lease Payments
2020	$22,287
2021	22,284
2022	22,122
2023	21,695
2024	21,132
Thereafter	225,457
Total	$334,977
Less: imputed interest	113,916
Total	$221,061
Note 12 – Equity
Reverse Stock Split
The Company’s one-for-five reverse stock split of its Common Stock took effect after markets closed on December 17, 2020 following the filing of amendments to its charter with the Maryland State Department of Assessments and Taxation whereby every five shares of VEREIT's issued and outstanding shares of Common Stock, $0.01 par value per share, were converted into one share of Common Stock, $0.01 par value per share. VEREIT’s Common Stock began trading on the NYSE on a split-adjusted basis beginning December 18, 2020. Fractional shares resulting from the reverse stock split were paid in cash based on the trailing average closing price of VEREIT’s Common Stock on the New York Stock Exchange for a period of three days prior to the effective date. The reverse stock split affected all record holders of VEREIT’s Common Stock uniformly and did not affect any record holder’s percentage ownership interest, except for de minimus changes as a result of the elimination of fractional shares. Trading in the Common Stock continued on the NYSE under the symbol “VER” but the Common Stock was assigned a new CUSIP number. The reverse stock split reduced the number of shares of Common Stock outstanding but did not affect the number of VEREIT’s authorized shares of Common Stock. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020.
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock. As of December 31, 2020, the General Partner had approximately 228.9 million shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 228.9 million General Partner OP Units issued and outstanding as of December 31, 2020, corresponding to the General Partner’s outstanding shares of Common Stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Common Stock Continuous Offering Program
The Company initiated its continuous equity offering program in 2019, pursuant to which the Company could sell shares of common stock in “at-the-market” offerings or certain other transactions (the “ATM Program”). The proceeds from any sale of shares under the ATM Program have been and will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
During the year ended December 31, 2019, the Company issued an aggregate of 1.81 million shares under the ATM Program, at a weighted average price per share of $48.00, for gross proceeds of $86.7 million. The weighted average price per share, net of commissions, was $47.28, for net proceeds of $85.4 million.
During the year ended December 31, 2020, the Company issued an aggregate of 13.3 million shares under the ATM Program, at a weighted average price per share of $36.41, for gross proceeds of $484.1 million. The weighted average price per share, net of commissions, was $36.00, for net proceeds of $478.7 million. The Company incurred $0.1 million of other offering expenses. As of December 31, 2020, the Company sold an aggregate of $572.2 million under the ATM Program, which had an initial capacity of $750.0 million.
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
During the year ended December 31, 2019, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 28.02% of the issued and outstanding preferred shares as of the beginning of 2019. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
During the year ended December 31, 2020, the Company redeemed a total of 12.0 million shares of Series F Preferred Stock, representing approximately 38.87% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of 2020. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus accrued and unpaid dividends. As of December 31, 2020, there were approximately 18.9 million shares of Series F Preferred Stock, approximately 18.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Series F Preferred Stock distributions paid on a percentage basis for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Ordinary dividends	—%	71.7%	100.0%
Nondividend distributions	100.0%	—%	—%
Capital gain distributions	—%	28.3%	—%
Total	100.0%	100.0%	100.0%
Limited Partner OP Units
As of December 31, 2020 the Operating Partnership had approximately 0.2 million Limited Partner OP Units outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Common Stock Dividends
On November 4, 2020, the Company’s Board of Directors declared a quarterly cash dividend for the fourth quarter of 2020 of $0.077 per share of Common Stock consistent with the prior quarter’s dividend. The dividend was paid on January 15, 2021 to Common Stock stockholders of record as of December 31, 2020 and was equivalent to $0.385 per share after accounting for the one-for-five reverse stock split. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the Common Stock distributions paid on a percentage basis for the years ended December 31, 2020, 2019 or 2018:

	Year Ended December 31,
	2020	2019	2018
Ordinary dividends	—%	45.0%	13.8%
Nondividend distributions	100.0%	37.2%	86.2%
Capital gain distributions	—%	17.8%	—%
Total	100.0%	100.0%	100.0%
Share Repurchase Program
The Company has a share repurchase program (the “2019 Share Repurchase Program”), together with its prior share repurchase program from 2018 which was terminated on May 3, 2018, (the “Share Repurchase Programs”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the 2019 Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The 2019 Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the 2019 Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock.
There were no share repurchases under the 2019 Share Repurchase Program during the years ended December 31, 2020 or 2019. As of December 31, 2020, the Company had $200.0 million available for share repurchases under the 2019 Share Repurchase Program.
Note 13– Equity-based Compensation
Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. Restricted Shares are considered issued and outstanding and provide for rights identical to those of Common Stock. Restricted Stock Units do not provide for any rights of a common stockholder prior to the vesting of such Restricted Stock Units. As is the case when fully vested shares of Common Stock are issued from the Equity Plan, for each Restricted Share awarded under the Equity Plan, the Operating Partnership issues a General Partner OP Unit to the General Partner with identical terms. Upon vesting or settlement of Restricted Stock Units or Deferred Stock Units, respectively, the Operating Partnership issues a General Partner OP Unit to the General Partner for each share of Common Stock issued as a result of such vesting. The General Partner has authorized and reserved a total number of shares equal to 10.0% of the total number of issued and outstanding shares of Common Stock (on a fully diluted basis assuming the redemption of all OP Units for shares of Common Stock) to be issued at any time under the Equity Plan for equity incentive awards.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
As of December 31, 2020, the General Partner had cumulatively awarded under its Equity Plan approximately 3.6 million shares of Common Stock, which was comprised of 0.8 million Restricted Shares, net of the forfeiture of 0.7 million Restricted Shares through that date, 1.5 million restricted stock units (“Restricted Stock Units”), net of the forfeiture/cancellation of 0.4 million Restricted Stock Units through that date, 0.2 million deferred stock units (“Deferred Stock Units”), and 1.1 million stock options (“Stock Options”), net of forfeiture/cancellation of 0.1 million Stock Options through that date. Accordingly, as of such date, approximately 20.4 million additional shares were available for future issuance, excluding the effect of the 1.1 million Stock Options. As of December 31, 2020, a total of 9,000 shares were awarded under the non-executive director restricted share plan out of the 19,800 shares reserved for issuance.
Restricted Shares
The Company issued Restricted Shares to certain employees and non-executive directors beginning in 2011. In addition, the Company issued Restricted Shares to employees of affiliates of the Former Manager prior to 2015. The fair value of the Restricted Shares granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis. The fair value of Restricted Shares granted to non-executive directors and employees of affiliates of the Former Manager under the Equity Plan was measured based upon the fair value of goods or services received or the equity instruments granted, whichever was more reliably determinable, and was expensed in full at the date of grant.
During the years ended December 31, 2019 and 2018, the Company recorded $0.1 million and $0.6 million, respectively, of compensation expense related to the Restricted Shares. During the year ended December 31, 2019, all Restricted Shares vested. As such, there was no further unrecognized compensation expense or activity related to the Restricted Shares.
Time-Based Restricted Stock Units
Under the Equity Plan, the Company may award Restricted Stock Units to employees that will vest if the recipient maintains employment over the requisite service period (the “Time-Based Restricted Stock Units”). The fair value of the Time-Based Restricted Stock Units granted to employees under the Equity Plan is generally determined using the closing stock price on the grant date and is expensed over the requisite service period on a straight-line basis, which is generally three years. During the year ended December 31, 2020, the Company recorded $5.6 million of compensation expense related to Time-Based Restricted Stock Units. During each of the years ended December 31, 2019 and 2018, the Company recorded $5.1 million of such expenses. During the year ended December 31, 2019, this includes compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date. As of December 31, 2020, there was $7.5 million of unrecognized compensation expense related to the Time-Based Restricted Stock Units with a weighted-average remaining term of 2.2 years.
The following table details the activity of the Time-Based Restricted Stock Units during the year ended December 31, 2020.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2019	250,320	$38.66
Granted	155,622	48.20
Vested	(119,107)	39.10
Forfeited	(2,938)	43.92
Unvested units, December 31, 2020	283,897	$43.65
Deferred Stock Units
The Company may award Deferred Stock Units to non-executive directors under the Equity Plan. Each Deferred Stock Unit represents the right to receive one share of Common Stock. The Deferred Stock Units provide for immediate vesting on the grant date and will be settled with Common Stock either on the earlier of the date on which the respective director separates from the Company, dies or the third anniversary of the grant date, or if granted pursuant to the director’s voluntary election to participate in the director’s deferred compensation program, on the date the director separates from the Company (or upon a change of control or death). The fair value of the Deferred Stock Units is determined using the closing stock price on the grant date and is expensed over the requisite service period or on the grant date for awards with no requisite service period. During the year ended December 31, 2020, the Company recorded $1.1 million of expense related to Deferred Stock Units. During each of the years ended December 31, 2019 and 2018, the Company recorded approximately $1.2 million of such expenses. As of December 31, 2020, there is no unrecognized compensation expense related to the Deferred Stock Units.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The following table details the activity of the Deferred Stock Units during the year ended December 31, 2020.

	Deferred Stock Units	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2019	—	$—
Granted	44,729	27.92
Vested	(44,729)	27.92
Forfeited	—	—
Unvested units, December 31, 2020	—	$—
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
The fair value and derived service period of the LTI Target Awards as of their grant date is determined using a Monte Carlo simulation which takes into account multiple input variables that determine the probability of satisfying the required TSR, as outlined in the award agreements. This method requires the input of assumptions, including the future dividend yield, the expected volatility of the Common Stock and the expected volatility of the market index constituents and the peer group. Compensation expense is recognized on a straight-line basis over the requisite service period regardless of whether the necessary TSR is attained, provided that the requisite service condition has been achieved. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $5.3 million, $5.5 million and $5.8 million, respectively, of expense related to the LTI Target Awards. As of December 31, 2020, there was $7.4 million of unrecognized compensation expense related to the LTI Target Awards with a weighted-average remaining term of 2.3 years.
The following table details the activity of the LTI Target Awards during the year ended December 31, 2020.

	LTI Target Awards	Weighted-Average Grant Date Fair Value
Unvested units, December 31, 2019	322,819	$35.98
Granted	133,644	47.89
Vested	(132,361)	32.20
Forfeited	(45,177)	32.53
Unvested units, December 31, 2020	278,925	$44.03
Stock Options
The General Partner may award Stock Options to employees that will vest if the recipient maintains constant employment through the end of the requisite service period.
The fair value of the Stock Options as of their grant date is determined using the Black-Scholes option pricing model, which requires the input of assumptions including expected terms, expected volatility, dividend yield and risk free rate. Expected term was calculated using the midpoint between the three year cliff vesting period and the 10-year contractual term. Expected volatilities were based on both historical and implied volatilities. The risk-free interest rate was based on zero-coupon yields derived from the U.S. Treasury Constant Maturity yield curve in effect as of the grant date.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The following inputs and assumptions were used to calculate the weighted-average fair values of the options granted at the date of grant as follows:

	February 20, 2019	February 21, 2018
Expected term (in years)	6.5	6.5
Volatility	24.21%	27.39%
Dividend yield	7.09%	7.21%
Risk-free rate	2.52%	2.75%
Grant date fair value	$3.70	$3.80
Compensation expense is recognized on a straight-line basis over the service period above. During the years ended December 31, 2020, 2019 and 2018, the Company recorded $1.3 million and $1.2 million and $0.6 million, respectively, of expense related to Stock Options. As of December 31, 2020, there was $0.9 million of unrecognized compensation expense related to Stock Options with a weighted-average remaining term of 1.0 year.
The following table details the activity of the Stock Options during the year ended December 31, 2020.

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Unvested options, December 31, 2019	1,072,406	$37.85	8.66	$8,954,271
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(16,020)	37.80	—	—
Unvested options, December 31, 2020	1,056,386	$37.85	7.65	$1,842,198
Note 14 — Discontinued Operations
On November 13, 2017, the Company entered into a purchase and sale agreement (as amended by that certain First Amendment to the Purchase and Sale Agreement, dated as of February 1, 2018, the “Cole Capital Purchase and Sale Agreement”). On February 1, 2018, the Company completed the sale of its investment management segment, Cole Capital, under the terms of the Cole Capital Purchase and Sale Agreement. Substantially all of the Cole Capital segment operations were conducted through Cole Capital Advisors, Inc. (“CCA”), an Arizona corporation and a wholly owned subsidiary of the OP. The OP sold all of the issued and outstanding shares of common stock of CCA and certain of CCA’s subsidiaries to the Cole Purchaser, an affiliate of CIM Group, LLC for approximately $120.0 million paid in cash at closing. The Company could also earn up to an aggregate of $80.0 million of Net Revenue Payments in each calendar year through December 31, 2023 if future revenues of Cole Capital exceed a specified dollar threshold in a calendar year. There were no Net Revenue Payments received or earned since the sale. Substantially all of the Cole Capital segment financial results are reflected in the financial statements as discontinued operations. There were no discontinued operations or cash flows for the years ended December 31, 2020 or 2019. There were also no assets and liabilities related to discontinued operations as of December 31, 2020, 2019 or 2018.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The following is a summary of the financial information for discontinued operations for the year ended December 31, 2018 (in thousands):

2018
Revenues:
Offering-related fees and reimbursements	$1,027
Transaction service fees and reimbursements	334
Management fees and reimbursements	6,452
Total revenues	7,813
Operating expenses:
Cole Capital reallowed fees and commissions	602
Transaction costs (1)	(654)
General and administrative	4,450
Total operating expenses	4,398
Loss on disposition and assets held for sale	(1,815)
Income before taxes	1,600
Benefit from income taxes	2,095
Income from discontinued operations, net of income taxes	$3,695
___________________________________
(1)The negative balance for the year ended December 31, 2018 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.
The following is a summary of cash flows related to discontinued operations for the year ended December 31, 2018 (in thousands):

2018
Cash flows related to discontinued operations:
Cash flows used in operating activities	$(10,468)
Cash flows from investing activities	$122,915
Income Taxes
Cole Capital’s business, substantially all of which was conducted through a TRS, recognized a tax benefit of $2.1 million for the year ended December 31, 2018. There were no related benefits or provisions for the years ended December 31, 2020 or 2019.
The following table presents the reconciliation of the (benefit from) provision for income taxes with the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes for the year ended December 31, 2018 (in thousands):

2018
Income before taxes	$1,600
Less: Income from non-taxable entities	(685)
Income attributable to taxable subsidiaries before income taxes	$915

Federal benefit from income taxes at statutory rate	192
Nondeductible portion of transaction costs and loss recognized on classification as held for sale	(719)
Impact of valuation allowance	(1,158)
State income taxes and other	(410)
Total benefit from income taxes - Cole Capital	$(2,095)

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
The following table presents the components of the benefit from income taxes for the year ended December 31, 2018 (in thousands):

2018
Current
Federal	$(74)
State	(166)
Total current benefit from income taxes	(240)
Deferred
Federal	(1,756)
State	(99)
Total deferred benefit from income taxes	(1,855)
Total benefit from income taxes - Cole Capital	$(2,095)
Note 15 – Related Party Transactions and Arrangements
Cole Capital
Through February 1, 2018, the Company was contractually responsible for managing the CCIT II, CCIT III, CCPT V, CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (“CCPT IV” and, collectively with CCIT III and CCPT V, the “CMFT REITs”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“INAV” and, collectively with the CMFT REITs and CCIT II, the “Cole REITs”) affairs on a day-to-day basis, identifying and making acquisitions and investments on the Cole REITs’ behalf, and recommending to the respective board of directors of each of the Cole REITs an approach for providing investors with liquidity. In addition, the Company was responsible for raising capital for certain Cole REITs, advised them regarding offerings, managed relationships with participating broker-dealers and financial advisors, and provided assistance in connection with compliance matters relating to the offerings. The Company received compensation and reimbursement for services relating to the Cole REITs’ offerings and the investment, management and disposition of their respective assets, as applicable. As discussed in Note 14 —Discontinued Operations, on February 1, 2018, the Company completed the sale of Cole Capital. The Cole Capital financial results are reflected in the consolidated statements of operations as discontinued operations for all periods presented. As a result of the sale of Cole Capital, the Cole REITs are no longer affiliated with the Company.
During the year ended December 31, 2018, the Company earned $8.0 million, respectively of offering-related, transaction services and management fees and reimbursements from the Cole REITs. No such fees were earned during the years ended December 31, 2020 and 2019.
Investment in the Retained REITs
On February 1, 2018, the Company sold certain of its equity investments, recognizing a gain of $0.6 million, which is included in other income, net in the accompanying consolidated statement of operations for the year ended December 31, 2018, to the Cole Purchaser. As of December 31, 2020 and December 31, 2019, the Company owned aggregate equity investments of $7.3 million and $7.6 million, respectively, in CCIT II and CMFT. During each of the years ended December 31, 2020 and 2019, the Company recognized a loss of $0.3 million related to the change in fair value, which is included in other income, net in the accompanying consolidated statements of operations. During the year ended December 31, 2018, the Company recognized a $5.1 million gain from measuring its equity investments at fair value after the investments were no longer accounted for using the equity method, which is included in other income, net in the accompanying consolidated statements of operations.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Note 16 – Net Income (Loss) Per Share/Unit
Net Income (Loss) Per Share
With respect to the years ended December 31, 2019 and 2018, the General Partner’s unvested Restricted Shares contained non-forfeitable rights to dividends and were considered to be participating securities in accordance with U.S. GAAP and, therefore, were included in the computation of earnings per share under the two-class computation method. With respect to the year ended December 31, 2020, there were no unvested restricted shares. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested Restricted Shares were not allocated losses as the awards did not have a contractual obligation to share in losses of the General Partner. The two-class computation method is an earnings allocation formula that determines earnings per share for each class of shares of Common Stock and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$201,219	$(307,106)	$(91,725)
(Income) loss from continuing operations attributable to non-controlling interests	(91)	6,753	2,344
Net income (loss) attributable to the General Partner	201,128	(300,353)	(89,381)
Dividends to preferred shares and units	(44,590)	(68,488)	(71,892)
Net income (loss) from continuing operations available to the General Partner	156,538	(368,841)	(161,273)
Earnings allocated to participating securities	—	—	(42)
Income from discontinued operations, net of income taxes	—	—	3,695
Income from discontinued operations attributable to limited partners	—	—	(88)
Net income (loss) available to common stockholders used in basic net income per share	156,538	(368,841)	(157,708)
Income attributable to limited partners	150	—	—
Net income (loss) used in diluted net income per share	$156,688	$(368,841)	$(157,708)

Weighted average number of Common Stock outstanding - basic	217,548,175	199,627,994	193,818,454
Effect of Limited Partner OP Units and dilutive securities	313,830	—	—
Weighted average number of common shares - diluted	217,862,005	199,627,994	193,818,454

Basic and diluted net income (loss) per share from continuing operations attributable to common stockholders	$0.72	$(1.85)	$(0.83)
Basic and diluted net income per share from discontinued operations attributable to common stockholders	$—	$—	$0.02
Basic and diluted net income (loss) per share attributable to common stockholders	$0.72	$(1.85)	$(0.81)
The following were excluded from diluted net income (loss) per share attributable to common stockholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Weighted average unvested Restricted Shares and Restricted Stock Units(1)	—	318,810	84,074
Weighted average stock options (1)	—	104,052	—
Weighted average Limited Partner OP Units	—	3,596,102	4,745,101
_______________________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the years ended December 31, 2020, 2019 and 2018 (dollar amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Income (loss) from continuing operations	$201,219	$(307,106)	$(91,725)
Loss from continuing operations attributable to non-controlling interests	59	102	154
Net income (loss) attributable to the Operating Partnership	201,278	(307,004)	$(91,571)
Dividends to preferred units	(44,590)	(68,488)	(71,892)
Net income (loss) from continuing operations available to the Operating Partnership	156,688	(375,492)	(163,463)
Earnings allocated to participating units	—	—	(42)
Income from discontinued operations, net of income taxes	—	—	3,695
Net income (loss) used in basic and diluted net income per unit	$156,688	$(375,492)	$(159,810)

Weighted average number of common units outstanding - basic	217,703,031	203,224,097	198,563,555
Effect of dilutive securities	158,974	—	—
Weighted average number of common units - diluted	217,862,005	203,224,097	198,563,555

Basic and diluted net income (loss) per unit from continuing operations attributable to common unitholders	$0.72	$(1.85)	$(0.83)
Basic and diluted net income per unit from discontinued operations attributable to common unitholders	$—	$—	$0.02
Basic and diluted net income (loss) per unit attributable to common unitholders	$0.72	$(1.85)	$(0.81)
The following were excluded from diluted net income (loss) per unit attributable to common unitholders, as the effect would have been antidilutive:

	Year Ended December 31,
	2020	2019	2018
Weighted average unvested Restricted Shares and Restricted Stock Units(1)	—	318,810	84,074
Weighted average stock options (1)	—	104,052	—
_______________________________________________
(1)Net of assumed repurchases in accordance with the treasury stock method.
Note 17 – Quarterly Results (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2020 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues	$299,182	$278,997	$295,278	$287,909
Net income (loss)	86,863	54,239	97,983	(37,866)
Net income (loss) attributable to the General Partner	86,808	54,208	97,932	(37,820)
Basic and dilutive net income (loss) per share attributable to common stockholders (1)	$0.34	$0.19	$0.40	$(0.21)
_______________________________________________
(1)The sum of the quarterly net income (loss) per share amounts may not agree to the full year net income (loss) per share amounts. The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2020 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenues	$299,182	$278,997	$295,278	$287,909
Net income (loss)	86,863	54,239	97,983	(37,866)
Net income (loss) attributable to the OP	86,870	54,247	97,997	(37,836)
Basic and dilutive net income (loss) per unit attributable to common unitholders (1)	$0.34	$0.19	$0.40	$(0.21)
_______________________________________________
(1)The sum of the quarterly net income (loss) per unit amounts may not agree to the full year net income (loss) per unit amounts. The Company calculates net income (loss) per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2019 for the General Partner (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues (1)	$316,880	$312,188	$303,301	$305,685
Net income (loss)	70,971	292,284	(741,529)	71,168
Net income (loss) attributable to the General Partner	69,304	285,658	(726,440)	71,125
Basic and dilutive net income (loss) per share attributable to common stockholders (2)	$0.27	$1.37	$(3.79)	$0.26
_______________________________________________
(1)Includes the fees from managed partnerships to be consistent with the current year presentation.
(2)The sum of the quarterly net income (loss) per share amounts may not agree to the full year net income (loss) per share amounts. The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of Common Stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2019 for the OP (in thousands, except share and per share amounts):

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenues (1)	$316,880	$312,188	$303,301	$305,685
Net income (loss)	70,971	292,284	(741,529)	71,168
Net income (loss) attributable to the OP	70,999	292,314	(741,504)	71,187
Basic and dilutive net income (loss) per unit attributable to common unitholders (2)	$0.27	$1.37	$(3.79)	$0.26
_______________________________________________
(1)Includes the fees from managed partnerships to be consistent with the current year presentation.
(2)The sum of the quarterly net income (loss) per unit amounts may not agree to the full year net income (loss) per unit amounts. The Company calculates net income (loss) per unit based on the weighted-average number of outstanding units during the reporting period. The average number of units fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
Note 18 – Subsequent Events
Common Stock Dividend
On February 23, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.462 per share of Common Stock (equaling an annualized dividend rate of $1.848 per share) for the first quarter of 2021 to stockholders of record as of March 31, 2021, which will be paid on April 15, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 – (Continued)
Preferred Stock Dividend
On February 23, 2021, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for April 2021 through June 2021 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
March 15, 2021 - April 14, 2021	April 1, 2021	April 15, 2021
April 15, 2021 - May 14, 2021	May 1, 2021	May 17, 2021
May 15, 2021 - June 14, 2021	June 1, 2021	June 15, 2021

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
December 31, 2020 (in thousands)
Schedule II – Valuation and Qualifying Accounts
The following is the analysis of Valuation and Qualifying Accounts for the years ended years ended December 31, 2019 and 2018. There were no similar amounts for the year ended December 31, 2020.

Description	Balance at Beginning of Year		Additions		Deductions		Balance at End of Year
Year Ended December 31, 2019
Allowance for doubtful accounts	$6,309		$—		$(6,309)	(1)	$—
Total	$6,309		$—		$(6,309)		$—
Year Ended December 31, 2018
Reserve for program development costs (2)	$7,632		$651	(3)	$(8,283)		$—
Allowance for doubtful accounts and other reserves	12,683	(4)	2,531		(8,905)		6,309
Unsecured note reserve	15,300		—		(15,300)		—
Total	$35,615		$3,182		$(32,488)		$6,309
_______________________________________________
(1)Upon adoption of ASC 842, the Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue and does not record an allowance for uncollectable accounts.
(2)Classified as discontinued operations.
(3)Represents additions to the reserve during the period from January 1, 2018 through January 31, 2018, prior to the sale of Cole Capital.
(4)Includes $1.0 million classified as discontinued operations.

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020 (in thousands)
Schedule III – Real Estate and Accumulated Depreciation

			Initial Costs (2)		Costs Capitalized Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2020 (4) (5)	Accumulated Depreciation (4) (6)
Industry	Number of Properties	Encumbrances at December 31, 2020 (1)	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Administration & Support Services	3	$—	$6,537	$35,797	$(4,501)	$37,833	$(7,967)	9/28/2012 - 7/2/2014	1954 - 1986
Agricultural	2	—	1,727	13,422	—	15,149	(4,280)	11/5/2013 - 2/7/2014	2005 - 2009
Education	3	—	3,170	22,706	(3,435)	22,441	(4,739)	11/5/2013 - 2/7/2014	1997 - 2000
Entertainment & Recreation	38	4,749	100,708	356,032	2,048	458,788	(63,432)	9/24/2013 - 2/3/2020	1979 - 2019
Finance	149	128,114	88,122	360,180	(10,518)	437,784	(112,279)	8/1/2010 - 2/7/2014	1880 - 2009
Government & Public Services	7	2,600	4,587	38,090	(2,244)	40,433	(12,387)	12/13/2011 - 6/12/2014	1988 - 2011
Healthcare	6	17,751	15,368	107,840	3,072	126,280	(46,970)	11/21/2012 - 9/30/2014	1980 - 2014
Information & Communication	4	10,367	5,652	56,729	4,076	66,457	(18,827)	6/27/2013 - 9/24/2014	1986 - 2002
Insurance	7	58,798	29,184	236,424	3,772	269,380	(64,530)	11/5/2013 - 2/7/2014	2007 - 2012
Logistics	44	26,100	50,877	299,486	29,358	379,721	(123,707)	9/27/2011 - 5/8/2015	1986 - 2013
Manufacturing	48	150,748	92,446	946,216	(18,831)	1,019,831	(255,355)	4/25/2012 - 11/24/2020	1950 - 2020
Mining & Natural Resources	4	—	1,727	14,644	(2,858)	13,513	(3,013)	6/12/2014 - 9/25/2014	2012 - 2014
Other Services	2	—	2,937	30,794	(987)	32,744	(6,645)	11/5/2013 - 10/9/2018	2014 - 2018
Professional Services	33	97,217	47,520	358,603	8,713	414,836	(122,043)	11/16/2012 - 6/30/2014	1951 - 2014
Rental	56	—	25,044	77,794	(626)	102,212	(19,145)	2/7/2014 - 12/30/2020	1960 - 2009
Restaurants - Casual Dining	545	30,860	406,606	936,599	(18,142)	1,325,063	(291,230)	11/13/2012 - 6/26/2017	1965 - 2012
Restaurants - Quick Service	891	—	412,840	803,854	(37,032)	1,179,662	(277,662)	7/27/2012 - 5/16/2014	1926 - 2013
Retail - Apparel & Jewelry	11	45,872	20,420	161,347	—	181,767	(51,647)	5/17/2013 - 11/10/2020	1980 - 2020
Retail - Department Stores	12	7,705	28,136	77,084	304	105,524	(22,311)	3/28/2013 - 7/16/2014	1982 - 2011
Retail - Discount	810	81,232	201,144	711,594	49,993	962,731	(240,707)	10/31/2011 - 12/21/2018	1940 - 2019
Retail - Electronics & Appliances	12	—	26,192	93,769	5,029	124,990	(20,429)	2/7/2014 - 12/18/2019	1991 - 2012
Retail - Gas & Convenience	175	—	107,424	258,729	(852)	365,301	(76,670)	5/4/2012 - 10/15/2020	1922 - 2016
Retail - Grocery & Supermarket	65	69,243	109,371	437,514	551	547,436	(128,939)	9/27/2012 - 7/17/2019	1965 - 2018
Retail - Hobby, Books & Music	11	—	24,569	113,995	505	139,069	(14,534)	2/7/2014 - 6/20/2019	1986 - 2014

			Initial Costs (2)		Costs Capitalized Subsequent to Acquisition (3)	Gross Amount Carried at December 31, 2020 (4) (5)	Accumulated Depreciation (4) (6)
Industry	Number of Properties	Encumbrances at December 31, 2020 (1)	Land	Buildings, Fixtures and Improvements				Date Acquired	Date of Construction
Retail - Home & Garden	105	76,815	187,171	508,529	3,545	699,245	(132,185)	11/9/2009 - 12/23/2020	1960 - 2018
Retail - Home Furnishings	51	1,194	78,530	225,249	(4,828)	298,951	(25,843)	9/26/2012 - 12/23/2020	1964 - 2020
Retail - Internet	1	40,800	1,995	54,332	—	56,327	(15,984)	2/7/2014	2011
Retail - Medical Services	58	6,615	16,817	103,492	(2,846)	117,463	(30,681)	8/1/2010 - 9/30/2014	1955 - 2013
Retail - Motor Vehicle	228	21,630	107,294	483,183	3,360	593,837	(155,326)	9/30/2011 - 3/13/2020	1961 - 2018
Retail - Office Supply	2	—	2,698	5,806	—	8,504	(1,664)	2/7/2014	2010 - 2012
Retail - Pet Supply	16	51,250	30,025	166,076	751	196,852	(42,694)	2/7/2014 - 1/5/2018	1996 - 2017
Retail - Pharmacy	196	196,141	202,670	671,059	(22,469)	851,260	(223,869)	10/5/2011 - 6/24/2014	1980 - 2013
Retail - Specialty (Other)	8	1,454	8,390	38,788	797	47,975	(13,383)	4/19/2013 - 6/26/2014	2010 - 2014
Retail - Sporting Goods	27	12,255	62,693	241,454	55	304,202	(47,748)	7/31/2012 - 12/23/2020	1988 - 2020
Retail - Warehouse Clubs	15	74,897	64,195	232,949	407	297,551	(65,057)	2/20/2013 - 2/7/2014	1989 - 2006
Other (7)	150	91,038	168,741	779,435	(58,123)	890,053	(176,252)	8/1/2010 - 12/10/2020	1818 - 2017
	3,795	$1,305,445	$2,743,527	$10,059,594	$(71,956)	$12,731,165	$(2,920,134)
_______________________________________________

(1)Excludes a $27.8 million mortgage loan secured by a property classified as held for sale, which will not be transferred to the buyer in the sale transaction .
(2)Initial costs exclude subsequent impairment charges.
(3)Consists of capital expenditures and real estate development costs, net of condemnations, easements and impairment charges.
(4)Gross intangible lease assets of $1.9 billion and the associated accumulated amortization of $943.6 million are not reflected in the table above.
(5)The aggregate cost for Federal income tax purposes of land, buildings, fixtures and improvements as of December 31, 2020 was $13.4 billion.
(6)Depreciation is computed using the straight-line method over the estimated useful lives of up to 40 years for buildings and five to 15 years for building fixtures and improvements.
(7)Includes eight anchored shopping centers and 20 properties with tenants in multiple industries.

The following is a reconciliation of the gross real estate activity for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$12,939,229	$13,592,440	$13,577,700
Additions:
Acquisitions	275,581	351,135	437,227
Improvements	31,314	56,446	31,898
Deductions/Other:
Dispositions	(340,290)	(947,403)	(368,808)
Impairments	(102,941)	(81,078)	(84,278)
Reclassified to assets held for sale	(71,481)	(33,724)	(2,997)
Other	(247)	1,413	1,698
Balance, end of year	$12,731,165	$12,939,229	$13,592,440
The following is a reconciliation of the accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$2,727,099	$2,622,879	$2,217,108
Additions:
Depreciation expense	318,535	352,531	497,511
Deductions/Other:
Dispositions	(65,930)	(201,319)	(57,346)
Impairments	(42,346)	(34,847)	(32,147)
Reclassified to assets held for sale	(15,652)	(7,602)	(400)
Other	(1,572)	(4,543)	(1,847)
Balance, end of year	$2,920,134	$2,727,099	$2,622,879

VEREIT, INC. AND VEREIT OPERATING PARTNERSHIP, L.P.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2020 (in thousands)
Schedule IV – Mortgage Loans on Real Estate

	Year Ended December 31,
	2020	2019	2018
Beginning Balance	$—	$10,164	$20,294
Additions during the year:
Investment in Mezzanine position (1)	9,959	—	—
Deductions during the year:
Sale of loan investments	—	(9,946)	(8,256)
Principal payments received on loan investments	(9,959)	(106)	(897)
Amortization of unearned discounts and premiums	—	(19)	15
Valuation allowance	—	(93)	(992)
Ending Balance	$—	$—	$10,164
____________________________________
(1)During the year ended December 31, 2020, the Company entered into a Mezzanine position for two last-mile distribution facilities for $10.0 million, which was subsequently repaid in full.