Form 10-Q
period 2021-03-31
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2021-05-06
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 229,129,954 shares of common stock of VEREIT, Inc. outstanding as of April 30, 2021.

EXPLANATORY NOTE

Combined Reporting
This report combines the Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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
Reverse Stock Split
The Company effected a one-for-five reverse stock split of shares of Common Stock after markets closed on December 17, 2020, whereby every five shares of VEREIT's issued and outstanding shares of common stock, $0.01 par value per share, were converted into one share of common stock, $0.01 par value per share. A corresponding reverse split of the outstanding common partnership interests in the Operating Partnership also took effect on December 17, 2020. All common stock/unit and per share/unit data for all periods presented in this Quarterly Report on Form 10-Q have been updated to give effect to the reverse stock split.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended March 31, 2021

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)
PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$2,698,232	$2,699,110
Buildings, fixtures and improvements	9,941,903	10,032,055
Intangible lease assets	1,883,826	1,872,461
Total real estate investments, at cost	14,523,961	14,603,626
Less: accumulated depreciation and amortization	3,861,411	3,833,084
Total real estate investments, net	10,662,550	10,770,542
Operating lease right-of-use assets	191,443	195,518
Investment in unconsolidated entities	80,513	81,639
Cash and cash equivalents	318,561	523,539
Restricted cash	12,704	13,842
Rent and tenant receivables and other assets, net	368,926	366,620
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	4,888	65,583
Total assets	$12,977,358	$13,355,056

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,035,328	$1,328,835
Corporate bonds, net	4,586,252	4,584,230
Below-market lease liabilities, net	117,121	120,938
Accounts payable and accrued expenses	116,486	117,015
Deferred rent and other liabilities	62,944	63,204
Distributions payable	106,989	89,514
Operating lease liabilities	202,024	209,104
Total liabilities	6,227,144	6,512,840
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 14,871,246 and 18,871,246 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	149	189
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 229,129,954 and 228,881,547 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,291	2,289
Additional paid-in capital	13,350,661	13,449,412
Accumulated other comprehensive income	634	536
Accumulated deficit	(6,610,678)	(6,617,380)
Total stockholders’ equity	6,743,057	6,835,046
Non-controlling interests	7,157	7,170
Total equity	6,750,214	6,842,216
Total liabilities and equity	$12,977,358	$13,355,056

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental	$290,309	$298,586
Fees from managed partnerships	500	596
Total revenues	290,809	299,182
Operating expenses:
Acquisition-related	1,354	1,523
Litigation and non-routine costs, net	68	(8,564)
Property operating	30,605	30,490
General and administrative	14,526	15,056
Depreciation and amortization	108,075	124,080
Impairments	31,849	8,380
Total operating expenses	186,477	170,965
Other income (expenses):
Interest expense	(60,736)	(64,696)
Loss on extinguishment and forgiveness of debt, net	(2,132)	(1,280)
Other income, net	3,666	175
Equity in income of unconsolidated entities	447	246
Gain on disposition of real estate and real estate assets held for sale, net	76,074	25,249
Total other income (expenses), net	17,319	(40,306)
Income before taxes	121,651	87,911
Provision for income taxes	(928)	(1,048)
Net income	120,723	86,863
Net income attributable to non-controlling interests (1)	(76)	(55)
Net income attributable to the General Partner	$120,647	$86,808

Basic and diluted net income per share attributable to common stockholders	$0.50	$0.34
_______________________________________________
(1)Represents net income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$120,723	$86,863
Total other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	—	(78,550)
Reclassification of previous unrealized loss on interest rate derivatives into net income	98	1,948
Total other comprehensive income (loss)	98	(76,602)

Total comprehensive income	120,821	10,261
Comprehensive (income) loss attributable to non-controlling interests (1)	(76)	—
Total comprehensive income attributable to the General Partner	$120,745	$10,261
_______________________________________________
(1)Represents comprehensive (income) loss attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2021	18,871,246	$189	228,881,547	$2,289	$13,449,412	$536	$(6,617,380)	$6,835,046	$7,170	$6,842,216
Issuance of Common Stock, net	—	—	35,710	—	—	—	—	—	—	—
Redemption of Series F Preferred Stock	(4,000,000)	(40)	—	—	(99,960)	—	—	(100,000)	—	(100,000)
Repurchases of Common Stock to settle tax obligation	—	—	(49,237)	—	(1,681)	—	—	(1,681)	—	(1,681)
Equity-based compensation, net	—	—	261,934	2	2,890	—	—	2,892	—	2,892
Distributions declared on Common Stock — $0.4620 per common share	—	—	—	—	—	—	(105,858)	(105,858)	—	(105,858)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(70)	(70)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,581)	(1,581)	—	(1,581)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(6,506)	(6,506)	(19)	(6,525)
Net income	—	—	—	—	—	—	120,647	120,647	76	120,723
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Balance, March 31, 2021	14,871,246	$149	229,129,954	$2,291	$13,350,661	$634	$(6,610,678)	$6,743,057	$7,157	$6,750,214

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2020	30,871,246	$309	215,369,197	$2,153	$13,260,577	$(27,670)	$(6,372,711)	$6,862,658	$7,535	$6,870,193
Conversion of OP Units to Common Stock	—	—	910	—	45	—	—	45	(45)	—
Redemption of Series F Preferred Stock	—	—	—	—	(27)	—	—	(27)	—	(27)
Repurchases of Common Stock to settle tax obligation	—	—	(48,218)	—	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	234,408	2	2,853	—	—	2,855	—	2,855
Distributions declared on Common Stock — $0.6875 per common share	—	—	—	—	—	—	(148,194)	(148,194)	—	(148,194)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(105)	(105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,628)	(1,628)	—	(1,628)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(19)	(12,947)
Net income	—	—	—	—	—	—	86,808	86,808	55	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(76,547)	(55)	(76,602)
Balance, March 31, 2020	30,871,246	$309	215,556,297	$2,155	$13,261,070	$(104,217)	$(6,448,653)	$6,710,664	$7,366	$6,718,030

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$120,723	$86,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,265	126,980
Gain on real estate assets, net	(78,177)	(25,508)
Impairments	31,849	8,380
Equity-based compensation	2,892	2,855
Equity in income of unconsolidated entities	(447)	(246)
Distributions from unconsolidated entities	447	259
(Gain) loss on other investments	(695)	541
Loss on extinguishment and forgiveness of debt, net	2,132	1,280
Changes in assets and liabilities:
Investment in direct financing leases	366	364
Rent and tenant receivables, operating lease right-of-use and other assets, net	(2,000)	(4,462)
Accounts payable and accrued expenses	(7,019)	(2,749)
Deferred rent, operating lease and other liabilities	(2,245)	(22,546)
Net cash provided by operating activities	180,091	172,011
Cash flows from investing activities:
Investments in real estate assets	(139,964)	(147,121)
Capital expenditures and leasing costs	(4,500)	(9,502)
Real estate developments	(3,553)	(3,231)
Investments in unconsolidated entities	—	(2,669)
Return of investment from unconsolidated entities	1,124	257
Proceeds from disposition of real estate	253,503	140,428
Investment in leasehold improvements and other assets	36	(87)
Deposits for real estate assets	(3,171)	(895)
Uses and refunds of deposits for real estate assets	2,454	3,130
Proceeds from the settlement of property-related insurance claims	713	38
Net cash provided by (used in) investing activities	106,642	(19,652)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	913
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(295,869)	(123,574)
Proceeds from credit facility	—	831,313
Payments on credit facility, including swap termination payments	—	(110,000)
Extinguishment costs related to the redemption of corporate bonds	—	(26)
Extinguishment costs related to the repurchases of convertible notes	—	(13)
Payments of deferred financing costs	(356)	(35)
Refunds of deferred financing costs	280	—
Repurchases of Common Stock to settle tax obligations	(1,681)	(2,378)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,336	—
Redemption of Series F Preferred Stock	(100,000)	(27)
Distributions paid	(96,559)	(162,747)
Net cash (used in) provided by financing activities	(492,849)	433,426
Net change in cash and cash equivalents and restricted cash	$(206,116)	$585,785

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents and restricted cash, beginning of period	$537,381	$33,880

Cash and cash equivalents and restricted cash, end of period	$331,265	$619,665

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$523,539	$12,921
Restricted cash at beginning of period	13,842	20,959
Cash and cash equivalents and restricted cash at beginning of period	537,381	33,880

Cash and cash equivalents at end of period	318,561	600,945
Restricted cash at end of period	12,704	18,720
Cash and cash equivalents and restricted cash at end of period	$331,265	$619,665

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$2,698,232	$2,699,110
Buildings, fixtures and improvements	9,941,903	10,032,055
Intangible lease assets	1,883,826	1,872,461
Total real estate investments, at cost	14,523,961	14,603,626
Less: accumulated depreciation and amortization	3,861,411	3,833,084
Total real estate investments, net	10,662,550	10,770,542
Operating lease right-of-use assets	191,443	195,518
Investment in unconsolidated entities	80,513	81,639
Cash and cash equivalents	318,561	523,539
Restricted cash	12,704	13,842
Rent and tenant receivables and other assets, net	368,926	366,620
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	4,888	65,583
Total assets	$12,977,358	$13,355,056

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,035,328	$1,328,835
Corporate bonds, net	4,586,252	4,584,230
Below-market lease liabilities, net	117,121	120,938
Accounts payable and accrued expenses	116,486	117,015
Deferred rent and other liabilities	62,944	63,204
Distributions payable	106,989	89,514
Operating lease liabilities	202,024	209,104
Total liabilities	6,227,144	6,512,840
Commitments and contingencies (Note 10)
General Partner's preferred equity, 14,871,246 and 18,871,246 General Partner Series F Preferred Units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	147,788	254,294
General Partner's common equity, 229,129,954 and 228,881,547 General Partner OP Units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6,595,269	6,580,752
Limited Partner's preferred equity, 49,766 Limited Partner Series F Preferred Units issued and outstanding as of each of March 31, 2021 and December 31, 2020, respectively	1,768	1,787
Limited Partner's common equity, 152,033 Limited Partner OP Units issued and outstanding as of each of March 31, 2021 and December 31, 2020, respectively	4,218	4,209
Total partners’ equity	6,749,043	6,841,042
Non-controlling interests	1,171	1,174
Total equity	6,750,214	6,842,216
Total liabilities and equity	$12,977,358	$13,355,056

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Rental	$290,309	$298,586
Fees from managed partnerships	500	596
Total revenues	290,809	299,182
Operating expenses:
Acquisition-related	1,354	1,523
Litigation and non-routine costs, net	68	(8,564)
Property operating	30,605	30,490
General and administrative	14,526	15,056
Depreciation and amortization	108,075	124,080
Impairments	31,849	8,380
Total operating expenses	186,477	170,965
Other income (expense):
Interest expense	(60,736)	(64,696)
Loss on extinguishment and forgiveness of debt, net	(2,132)	(1,280)
Other income, net	3,666	175
Equity in income of unconsolidated entities	447	246
Gain on disposition of real estate and real estate assets held for sale, net	76,074	25,249
Total other income (expense), net	17,319	(40,306)
Income before taxes	121,651	87,911
Provision for income taxes	(928)	(1,048)
Net income	120,723	86,863
Net loss attributable to non-controlling interests (1)	3	7
Net income attributable to the OP	$120,726	$86,870

Basic and diluted net income per unit attributable to common unitholders	$0.50	$0.34
_______________________________________________
(1)Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$120,723	$86,863
Total other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	—	(78,550)
Reclassification of previous unrealized loss on interest rate derivatives into net income	98	1,948
Total other comprehensive income (loss)	98	(76,602)

Total comprehensive income	120,821	10,261
Comprehensive loss attributable to non-controlling interests (1)	3	7
Total comprehensive income attributable to the OP	$120,824	$10,268
_______________________________________________
(1)Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2021	18,871,246	$254,294	49,766	$1,787	228,881,547	$6,580,752	152,033	$4,209	$6,841,042	$1,174	$6,842,216
Issuance of common OP Units, net	—	—	—	—	35,710	—	—	—	—	—	—
Redemption of Series F Preferred Stock	(4,000,000)	(100,000)	—	—	—	—	—	—	(100,000)	—	(100,000)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(49,237)	(1,681)	—	—	(1,681)	—	(1,681)
Equity-based compensation, net	—	—	—	—	261,934	2,892	—	—	2,892	—	2,892
Distributions to Common OP Units and non-controlling interests —$0.4620 per common unit	—	—	—	—	—	(105,858)	—	(70)	(105,928)	—	(105,928)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,581)	—	—	(1,581)	—	(1,581)
Distributions to Series F Preferred Units	—	(6,506)	—	(19)	—	—	—	—	(6,525)	—	(6,525)
Net income (loss)	—	—	—	—	—	120,647	—	79	120,726	(3)	120,723
Other comprehensive income	—	—	—	—	—	98	—	—	98	—	98
Balance, March 31, 2021	14,871,246	$147,788	49,766	$1,768	229,129,954	$6,595,269	152,033	$4,218	$6,749,043	$1,171	$6,750,214

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2020	30,871,246	$460,504	49,766	$1,869	215,369,197	$6,402,154	157,343	$4,433	$6,868,960	$1,233	$6,870,193
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	910	45	(910)	(45)	—	—	—
Redemption of Series F Preferred Stock	—	(27)	—	—	—	—	—	—	(27)	—	(27)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(48,218)	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	—	—	234,408	2,855	—	—	2,855	—	2,855
Distributions to Common OP Units and non-controlling interests —$0.6875 per common unit	—	—	—	—	—	(148,194)	—	(105)	(148,299)	—	(148,299)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,628)	—	—	(1,628)	—	(1,628)
Distributions to Series F Preferred Units	—	(12,928)	—	(19)	—	—	—	—	(12,947)	—	(12,947)
Net income (loss)	—	—	—	—	—	86,808	—	62	86,870	(7)	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(55)	(76,602)	—	(76,602)
Balance, March 31, 2020	30,871,246	$447,549	49,766	$1,850	215,556,297	$6,263,115	156,433	$4,290	$6,716,804	$1,226	$6,718,030

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$120,723	$86,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,265	126,980
Gain on real estate assets, net	(78,177)	(25,508)
Impairments	31,849	8,380
Equity-based compensation	2,892	2,855
Equity in income of unconsolidated entities	(447)	(246)
Distributions from unconsolidated entities	447	259
(Gain) loss on other investments	(695)	541
Loss on extinguishment and forgiveness of debt, net	2,132	1,280
Changes in assets and liabilities:
Investment in direct financing leases	366	364
Rent and tenant receivables, operating lease right-of-use and other assets, net	(2,000)	(4,462)
Accounts payable and accrued expenses	(7,019)	(2,749)
Deferred rent, operating lease and other liabilities	(2,245)	(22,546)
Net cash provided by operating activities	180,091	172,011
Cash flows from investing activities:
Investments in real estate assets	(139,964)	(147,121)
Capital expenditures and leasing costs	(4,500)	(9,502)
Real estate developments	(3,553)	(3,231)
Investments in unconsolidated entities	—	(2,669)
Return of investment from unconsolidated entities	1,124	257
Proceeds from disposition of real estate	253,503	140,428
Investment in leasehold improvements and other assets	36	(87)
Deposits for real estate assets	(3,171)	(895)
Uses and refunds of deposits for real estate assets	2,454	3,130
Proceeds from the settlement of property-related insurance claims	713	38
Net cash provided by (used in) investing activities	106,642	(19,652)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	913
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(295,869)	(123,574)
Proceeds from credit facility	—	831,313
Payments on credit facility, including swap termination payments	—	(110,000)
Extinguishment costs related to the redemption of corporate bonds	—	(26)
Extinguishment costs related to the repurchases of convertible notes	—	(13)
Payments of deferred financing costs	(356)	(35)
Refunds of deferred financing costs	280	—
Repurchases of Common Stock to settle tax obligations	(1,681)	(2,378)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,336	—
Redemption of Series F Preferred Stock	(100,000)	(27)
Distributions paid	(96,559)	(162,747)
Net cash (used in) provided by financing activities	(492,849)	433,426
Net change in cash and cash equivalents and restricted cash	$(206,116)	$585,785

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents and restricted cash, beginning of period	$537,381	$33,880

Cash and cash equivalents and restricted cash, end of period	$331,265	$619,665

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$523,539	$12,921
Restricted cash at beginning of period	13,842	20,959
Cash and cash equivalents and restricted cash at beginning of period	537,381	33,880

Cash and cash equivalents at end of period	318,561	600,945
Restricted cash at end of period	12,704	18,720
Cash and cash equivalents and restricted cash at end of period	$331,265	$619,665

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited)
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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of March 31, 2021. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 of the Company, which are included in the Company’s Annual Report on Form 10-K filed on February 24, 2021. Information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and U.S. GAAP.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each annual reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of each of March 31, 2021 and December 31, 2020, there were approximately 0.2 million Limited Partner OP Units issued and outstanding, respectively. As of each of March 31, 2021 and December 31, 2020, there were 49,766 Limited Partner Series F Preferred Units issued and outstanding, respectively.
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
Reverse Stock Split - Impact to Prior Period
The Company effected a one-for-five reverse stock split of Common Stock after markets closed on December 17, 2020, whereby every five shares of VEREIT's issued and outstanding shares of Common Stock, $0.01 par value per share, were converted into one share of Common Stock, $0.01 par value per share. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020. Certain prior period amounts have been updated to reflect the reverse stock split including stock/unit and per share/unit amounts, additional paid-in capital, common stock and dividends on the consolidated statements of operations, consolidated balance sheets, consolidated statements of equity and notes to the financial statements. The reverse stock split did not affect the Company’s total stockholder’s equity, the common stock par value per share or the Company’s authorized shares of common stock. No fractional shares of common stock were issued as fractional shares were settled in cash.
Prior Period Correction
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2020, the Company identified an overstatement in amounts recorded to depreciation expense. As a result, the Company revised the accompanying consolidated balance sheets as of December 31, 2020 to reduce accumulated depreciation and amortization and accumulated deficit and increase the General Partner's common equity by $30.6 million. The Company also revised the accompanying consolidated statements of changes in equity to reduce the accumulated deficit balances and increase the General Partner’s common equity at January 1, 2021 and 2020 by $30.6 million and $26.9 million, respectively. The impact was

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
inconsequential to the consolidated statements of operations for the three months ended March 31, 2020. The Company determined that the correction is not material to the previously issued consolidated financial statements.
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three months ended March 31, 2021 and 2020, rental revenue was reduced by $1.8 million and $5.3 million, respectively, based on the collectability assessment.
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
Litigation and non-routine costs, net include the following costs and recoveries (in thousands):

	Three Months Ended March 31,
	2021	2020
Litigation and non-routine costs, net:
Legal fees, costs and settlements (1) (2)	$68	$(6,093)
Insurance recoveries	—	(2,471)
Total	$68	$(8,564)
___________________________________
(1)Includes all fees, costs and litigation settlements associated with various corporate matters and litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Audit Committee Investigation”), net of accrual reversals.
(2)The negative balance for the three months ended March 31, 2020 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.
Equity-based Compensation
The Company has an equity-based incentive award plan (the “Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provide services to the Company, as applicable, and a non-executive director restricted share plan, which are accounted for under U.S. GAAP for share-based payments. The expense for such awards is recognized over the vesting period or when the requirements for exercise of the award have been met. As of March 31, 2021, the General Partner had cumulatively awarded under its Equity Plan approximately 4.0 million shares of Common Stock, which was comprised of 0.8 million restricted share awards (“Restricted Shares”), net of the forfeiture of 0.7 million Restricted Shares through that date, 1.9 million restricted stock units (“Restricted Stock Units”), net of the forfeiture/cancellation of 0.4 million Restricted Stock Units through that date, 0.2 million deferred stock units (“Deferred Stock Units”), and 1.1 million stock options (“Stock Options”), net of forfeiture/cancellation of 0.1 million Stock Options through that date. Accordingly, as of such date, approximately 20.0 million additional shares were available for future issuance, excluding the effect of the 1.1 million Stock Options. As of March 31, 2021, a total of 9,000 shares were awarded under the non-executive director restricted share plan out of the 19,800 shares reserved for issuance.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
The following is a summary of equity-based compensation expense for the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2021	2020
Time-Based Restricted Stock Units (1)	$1,438	$1,386
Long-Term Incentive-Based Restricted Stock Units	1,115	1,098
Deferred Stock Units	85	72
Stock Options	254	299
Total	$2,892	$2,855
___________________________________
(1)Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of March 31, 2021, total unrecognized compensation expense related to these awards was approximately $27.3 million, with an aggregate weighted-average remaining term of 2.7 years.
Recent Accounting Pronouncements
Reference Rate Reform
During the first quarter of 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Inter-Bank Offer Rate (“LIBOR”)-indexed cash flows to assume that the index applicable to future hedged transactions matched the index on the corresponding derivatives. During the fourth quarter of 2020, the Company terminated its interest rate swap agreements with an aggregate $900.0 million notional amount and terminated its forward starting interest rate swaps with a total notional amount of $400.0 million, both of which were designated as cash flow hedges, in connection with the early repayment of borrowings under the Credit Facility Term Loan (as defined in Note 6 – Debt), as discussed in Note 7 – Derivatives and Hedging Activities. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the three months ended March 31, 2021, the Company acquired controlling financial interests in 54 commercial properties for an aggregate purchase price of $140.1 million (the “2021 Acquisitions”), which includes $1.6 million of external acquisition-related expenses that were capitalized.
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
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Real estate investments, at cost:
Land	$19,729	$19,953
Buildings, fixtures and improvements	79,257	95,728
Total tangible assets	98,986	115,681

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

	Three Months Ended March 31,
	2021	2020
Acquired intangible assets:
In-place leases and other intangibles (1)	12,090	15,739
Above-market leases (2)	29,008	15,701
Total purchase price of assets acquired	$140,084	$147,121
____________________________________
(1)The weighted average amortization period for acquired in-place leases and other intangibles is 16.2 years and 18.1 years for 2021 Acquisitions and 2020 Acquisitions, respectively.
(2)The weighted average amortization period for acquired above-market leases is 19.0 years and 20.1 years for 2021 Acquisitions and 2020 Acquisitions, respectively.
As of March 31, 2021, the Company invested $37.3 million, including $0.7 million of external acquisition-related expenses and interest that were capitalized, in one build-to-suit development project. The Company’s estimated remaining committed investment is $7.9 million, and the project is expected to be completed within the next 12 months.
Property Dispositions and Real Estate Assets Held for Sale
During the three months ended March 31, 2021, the Company disposed of 30 properties, for an aggregate gross sales price of $261.0 million. The dispositions resulted in proceeds of $253.5 million after closing costs. The Company recorded a gain of $76.1 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the three months ended March 31, 2020, the Company disposed of 30 properties, including the sale of two consolidated properties to the office partnership, for an aggregate gross sales price of $152.2 million, of which our share was $150.5 million after the profit participation payments related to the disposition of two Red Lobster properties. The dispositions resulted in proceeds of $140.4 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $25.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of March 31, 2021, there were four properties classified as held for sale with a carrying value of $4.9 million, included in real estate assets held for sale, net, primarily comprised of land of $1.8 million and building, fixtures and improvements, net of $3.0 million, in the accompanying consolidated balance sheets, and are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the three months ended March 31, 2021, the Company recorded a loss of $0.1 million related to held for sale properties. During the three months ended March 31, 2020, the Company did not record any losses related to held for sale properties.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	March 31, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $815,131 and $810,597, respectively	17.0	$723,695	$745,026
Leasing commissions, net of accumulated amortization of $8,013 and $7,565, respectively	9.2	16,536	16,042
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $128,850 and $125,455, respectively	23.6	191,601	167,776
Total intangible lease assets, net		$931,832	$928,844

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $108,537 and $106,504, respectively	19.8	$117,121	$120,938

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $1.5 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $29.2 million and $43.0 million for the three months ended March 31, 2021 and 2020, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of March 31, 2021 (in thousands):

	Remainder of 2021	2022	2023	2024	2025	2026
In-place leases and other intangibles:
Total projected to be included in amortization expense	$79,608	$93,873	$84,023	$74,892	$62,809	$56,470
Leasing commissions:
Total projected to be included in amortization expense	2,015	2,485	2,194	1,979	1,721	1,498
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	15,679	20,388	19,449	18,055	16,488	14,413
Below-market lease liabilities:
Total projected to be included in rental revenue	10,480	13,108	12,388	10,591	9,372	8,848
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the consolidated joint venture had total assets of $32.6 million and $33.0 million, respectively, of which $28.7 million and $29.1 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $15.0 million and $14.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company is generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.
Investment in Unconsolidated Entities
The following is a summary of the Company’s investments in unconsolidated entities as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment		Equity in Income
					Three Months Ended
Investment	March 31, 2021		March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
Industrial Partnership	20%	7	$44,570	$45,378	$245	180
Office Partnership	20%	4	13,117	13,435	202	73
Faison JV Bethlehem GA (2)	—%	—	—	—	—	(7)
Total unconsolidated joint ventures			$57,687	$58,813	$447	$246
Preferred equity (3)			22,826	22,826	—	—
Total investment in unconsolidated entities			$80,513	$81,639	$447	$246
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
March 31, 2021 (Unaudited) – (Continued)
distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests.
(2)During the three months ended March 31, 2020, the Company had a 90% ownership interest in one property. On October 30, 2020, the Company closed on the purchase of the joint venture partner’s 10% ownership interest.
(3)Represents a preferred equity interest in the development of one distribution center in which the Company is entitled to receive a cumulative preferred return of 9% per year on its contributions of $22.8 million. The Company has no further obligation to make additional contributions.
The aggregate debt outstanding of unconsolidated joint ventures and for the development of one distribution center in which the Company holds a preferred equity interest was $591.0 million and $550.5 million as of March 31, 2021 and December 31, 2020, respectively, which is non-recourse to the Company, as discussed in Note 6 – Debt.
The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreements, which include provisions for when additional contributions may be required to fund certain cash shortfalls.
Note 4 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Straight-line rent receivable, net	$278,871	$278,831
Accounts receivable, net	52,000	53,051
Deferred costs, net (1)	4,339	5,185
Investment in direct financing leases, net	6,181	6,547
Investment in Retained REITs (2)	7,951	7,255
Prepaid expenses	7,633	3,850
Leasehold improvements, property and equipment, net (3)	3,740	3,991
Other assets, net	8,211	7,910
Total	$368,926	$366,620
___________________________________
(1)Amortization expense for deferred costs related to the revolving credit facilities totaled $0.8 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $53.7 million and $52.9 million as of March 31, 2021 and December 31, 2020, respectively.
(2)On February 1, 2018, the Company sold certain of its equity investments to CCA Acquisition, LLC, an affiliate of CIM Group, LLC, retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V” and, collectively with CCIT II and CCIT III, the “Retained REITs”). On December 21, 2020, CIM Real Estate Finance Trust, Inc. acquired CCIT III and CCPT V. On March 1, 2021, Griffin Capital Essential Asset REIT, Inc. acquired CCIT II. Subsequent to the Company’s sale of Cole Capital, it carries these investments at fair value, as it does not exert significant influence over the Retained REITs, and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations for the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021 and 2020, the Company recognized a gain of $0.7 million and a loss of $0.5 million, respectively, related to the change in fair value.
(3)Amortization expense for leasehold improvements totaled $0.1 million for each of the three months ended March 31, 2021 and 2020, with no related write-offs. Accumulated amortization was $3.5 million and $3.4 million as of March 31, 2021 and December 31, 2020, respectively. Depreciation expense for property and equipment totaled $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Accumulated depreciation was $6.7 million and $6.5 million as of March 31, 2021 and December 31, 2020, respectively.
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
March 31, 2021 (Unaudited) – (Continued)
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
Items Measured at Fair Value on a Recurring Basis
The fair value of the Investment in Retained REITs was $8.0 million and $7.3 million as of March 31, 2021 and December 31, 2020, respectively. The fair values were estimated using the net asset value per share, as most recently disclosed by each applicable REIT. Each of the Retained REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Retained REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the three months ended March 31, 2021 and 2020 (in thousands):

Investment in Retained REITs
Beginning balance, January 1, 2021	$7,255
Unrealized gain included in other income (loss), net	696
Ending Balance, March 31, 2021	$7,951

Beginning balance, January 1, 2020	$7,552
Unrealized loss included in other income (loss), net	(543)
Ending Balance, March 31, 2020	$7,009
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.
Real Estate and Other Investments – The Company performs quarterly impairment review procedures for real estate investments, leasehold improvements and property and equipment, right of use assets and investments in unconsolidated entities, primarily through continuous monitoring of events and changes in circumstances that could indicate the carrying value of these investments may not be recoverable.
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 19 properties were deemed to be impaired resulting in impairment charges of $31.8 million during the three months ended March 31, 2021 that relate to certain office, retail and restaurant properties which, during the three months ended March 31, 2021, were identified by management for potential sale or were determined would not be re-leased by the tenant. There were no impairment charges directly attributable to the COVID-19 pandemic during the three months ended March 31, 2021.
During the three months ended March 31, 2020, net real estate assets related to 16 properties, were deemed to be impaired resulting in impairment charges of $8.4 million. The impairment charges relate to certain retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy during the first quarter of 2020, were identified by management for potential sale or were determined would not be re-leased by the tenant.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the three months ended March 31, 2021, the Company used a range of discount rates from 7.9% to 8.6% with a weighted-average rate of 8.5% and capitalization rates from 7.4% to 8.1% with a weighted-average rate of 8.0%.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Goodwill – The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company performed the annual qualitative assessment for goodwill during the fourth quarter of 2020, which resulted in no impairments. The Company continues to monitor factors that may impact the fair value of goodwill including, but not limited to, market comparable company multiples, stock price, interest rates, and global economic conditions including the COVID-19 pandemic.
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

	Level	Carrying Amount at March 31, 2021	Fair Value at March 31, 2021	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,040,386	$1,096,403	$1,334,689	$1,384,490
Corporate bonds, net	2	4,623,698	4,925,246	4,622,951	5,123,588
Total liabilities		$5,664,084	$6,021,649	$5,957,640	$6,508,078
_______________________________________________
(1)Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs.
Debt – The fair value is estimated by an independent third party using a discounted cash flow analysis, based on management’s estimates of observable market interest rates. Corporate bonds are valued using quoted market prices in active markets with limited trading volume when available.
Note 6 – Debt
As of March 31, 2021, the Company had $5.6 billion of debt outstanding, including net premiums (discounts) and net deferred financing costs, with a weighted-average years to maturity of 6.0 years and a weighted-average interest rate of 3.90%. The following table summarizes the carrying value of debt as of March 31, 2021 and December 31, 2020, and the debt activity for the three months ended March 31, 2021 (in thousands):

		Three Months Ended March 31, 2021
	Balance as of December 31, 2020	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of March 31, 2021
Mortgage notes payable:
Outstanding balance	$1,333,195	$—	$(292,806)	$—	$1,040,389
Net premiums (discounts) (1)	1,495	—	(1,005)	(493)	(3)
Deferred costs	(5,855)	—	353	444	(5,058)
Mortgage notes payable, net	1,328,835	—	(293,458)	(49)	1,035,328

Corporate bonds:
Outstanding balance	4,650,000	—	—	—	4,650,000
Discount (2)	(27,049)	—	—	747	(26,302)
Deferred costs	(38,721)	—	—	1,275	(37,446)
Corporate bonds, net	4,584,230	—	—	2,022	4,586,252

Total debt	$5,913,065	$—	$(293,458)	$1,973	$5,621,580
____________________________________
(1)Net premiums (discounts) on mortgage notes payable were recorded upon the assumption of the respective mortgage notes in relation to the various mergers and acquisitions. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective mortgage notes using the effective-interest method.
(2)Discounts on the corporate bonds were recorded based upon the fair value of the respective debt instruments as of the respective issuance dates. Amortization of these discounts is recorded as an increase to interest expense over the remaining term of the respective debt instruments using the effective-interest method.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of March 31, 2021 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	218	$1,239,657	$1,025,413	4.89%		2.3
Variable-rate debt	1	28,698	14,976	3.75%	(4)	0.4
Total (5)	219	$1,268,355	$1,040,389	4.87%		2.3
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
(4)Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of March 31, 2021.
(5)The table above does not include mortgage notes associated with unconsolidated joint ventures and preferred equity investments of $591.0 million, which are non-recourse to the Company.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. At March 31, 2021, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to March 31, 2021 (in thousands):

Total
April 1, 2021 - December 31, 2021	$48,985
2022	239,201
2023	124,217
2024	621,021
2025	1,078
2026	1,138
Thereafter	4,749
Total	$1,040,389
Corporate Bonds
As of March 31, 2021, the OP had $4.65 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance March 31, 2021	Interest Rate	Maturity Date
Senior Notes due 2024	$500,000	4.600%	February 6, 2024
Senior Notes due 2025	550,000	4.625%	November 1, 2025
Senior Notes due 2026	600,000	4.875%	June 1, 2026
Senior Notes due 2027	600,000	3.950%	August 15, 2027
Senior Notes due January, 2028	600,000	3.400%	January 15, 2028
Senior Notes due June, 2028	500,000	2.200%	June 15, 2028
Senior Notes due 2029	600,000	3.100%	December 15, 2029
Senior Notes due 2032	700,000	2.850%	December 15, 2032
Total balance and weighted-average interest rate	$4,650,000	3.685%

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of March 31, 2021, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
Credit Facility
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion. On May 27, 2020, the Operating Partnership and the Company, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) which, among other things, modified the measurement period for certain financial covenants (and relevant associated definitions) from either the prior quarterly period annualized or the prior six month period to the four consecutive fiscal quarter period most recently ending. During the fourth quarter of 2020, the Company repaid the outstanding balance of $900.0 million on the Credit Facility Term Loan in connection with the termination of the related interest rate swap agreements discussed in Note 7 – Derivatives and Hedging Activities.
As of March 31, 2021, no amounts were outstanding under the Revolving Credit Facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of March 31, 2021, there were $2.6 million of letters of credit outstanding.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2021.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
The Company had interest rate swap agreements with an aggregate $900.0 million notional amount, which were designated as cash flow hedges. The Company also had forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges to hedge the risk of changes in the interest-related cash outflows associated with the anticipated issuance of long-term debt. During the fourth quarter of 2020, the Company terminated interest rate swap agreements with an aggregate $900.0 million notional amount and terminated the forward starting interest rate swaps with a notional amount of $400.0 million in connection with the early repayment of borrowings under the Credit Facility Term Loan. As of March 31, 2021 and December 31, 2020, the Company had no interest rate swaps that were designated as qualifying hedging relationships.
During the three months ended March 31, 2020, the Company recorded unrealized losses of $78.6 million for changes in the fair value of the cash flow hedges in accumulated other comprehensive income. There were no such gains or losses recorded during the three months ended March 31, 2021.
The Company reclassified previous losses of $0.1 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively, from accumulated other comprehensive income (loss) into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental disclosures:
Cash paid for interest	$51,169	$50,638
Cash paid for income taxes	$456	$1,404
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$7,030	$14,856
Accrued deferred financing costs	$—	$345
Real estate contributions to industrial partnership and office partnership	$—	$7,494
Distributions declared and unpaid	$106,989	$150,493
Real estate investments received from lease related transactions	$2,103	$259
Note receivable for disposal of real estate investments	$4,500	$—

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Accrued interest	$51,813	$44,164
Accrued real estate and other taxes	25,914	27,689
Accrued legal fees and litigation settlements	5,604	11,245
Accounts payable	1,454	1,895
Accrued other	31,701	32,022
Total	$116,486	$117,015
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
Note 11 – Leases
Lessor
The Company is the lessor for its 3,855 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.03 years to 25.0 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Fixed:
Cash rent	$263,342	$269,583
Straight-line rent	4,219	2,055
Lease intangible amortization	(1,547)	(748)
Property operating cost reimbursements	1,387	1,428
Sub-lease (1)	4,969	5,263
Total fixed	272,370	277,581

Variable (2)	17,806	20,815
Income from direct financing leases	133	190
Total rental revenue	$290,309	$298,586
____________________________________
(1)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
(2)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of March 31, 2021 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
April 1, 2021 - December 31, 2021	$772,883	$1,501
2022	990,905	1,925
2023	929,394	1,565
2024	860,798	510
2025	756,324	169
2026	694,793	171
Thereafter	4,177,260	484
Total	$9,182,357	$6,325
____________________________________
(1)Related to 18 properties which are subject to direct financing leases and, therefore, revenue is recognized as rental income on the discounted cash flows of the lease payments. Amounts reflect undiscounted cash flows to be received by the Company under the lease agreements on these respective properties.
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.4 years to 78.4 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 15.9 years as of March 31, 2021. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.92% as of March 31, 2021. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
March 31, 2021 (Unaudited) – (Continued)
contain any material residual value guarantees or material restrictive covenants.
The following table presents the lease expense components for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost (1)	$5,750	$7,575
Sublease income (2)	$(4,969)	$(5,263)
___________________________________
(1)No cash paid for operating lease liabilities was capitalized.
(2)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
During the three months ended March 31, 2021, the Company reduced the right-of-use assets and operating lease liabilities by $0.9 million and $4.4 million, respectively. The Company reduced the right-of-use assets and operating lease liabilities each by $0.6 million, for non-cash activity related to dispositions and lease modifications during the three months ended March 31, 2020.
The following table reflects the future minimum lease payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of March 31, 2021 (in thousands).

Future Minimum Lease Payments
April 1, 2021 - December 31, 2021	$16,140
2022	21,016
2023	20,601
2024	19,973
2025	19,659
2026	18,229
Thereafter	187,189
Total	302,807
Less: imputed interest	100,783
Total	$202,024
Note 12 – Equity
Reverse Stock Split
The Company’s one-for-five reverse stock split of its Common Stock took effect after markets closed on December 17, 2020, following the filing of amendments to its charter with the Maryland State Department of Assessments and Taxation whereby every five shares of VEREIT's issued and outstanding shares of Common Stock, $0.01 par value per share, were converted into one share of Common Stock, $0.01 par value per share. VEREIT’s Common Stock began trading on the NYSE on a split-adjusted basis beginning December 18, 2020. Fractional shares resulting from the reverse stock split were paid in cash based on the trailing average closing price of VEREIT’s Common Stock on the NYSE for a period of three days prior to the effective date. The reverse stock split affected all record holders of VEREIT’s Common Stock uniformly and did not affect any record holder’s percentage ownership interest, except for de minimus changes as a result of the elimination of fractional shares. Trading in the Common Stock continued on the NYSE under the symbol “VER” but the Common Stock was assigned a new CUSIP number. The reverse stock split reduced the number of shares of Common Stock outstanding but did not affect the number of VEREIT’s authorized shares of Common Stock. A corresponding reverse split of the outstanding OP Units also took effect on December 17, 2020.
Common Stock and General Partner OP Units
The General Partner is authorized to issue up to 1.5 billion shares of Common Stock.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
As of March 31, 2021, the General Partner had approximately 229.1 million shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 229.1 million General Partner OP Units issued and outstanding as of March 31, 2021, corresponding to the General Partner’s outstanding shares of Common Stock.
Common Stock Continuous Offering Program
On February 25, 2021, the Company established a new continuous equity offering program pursuant to which the Company can sell shares of Common Stock having an aggregate offering price of up to $1.5 billion in “at-the-market” offerings or certain other transactions (the “New ATM Program”). Under the New ATM Program, the Company may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of its common stock on a forward basis.
The New ATM Program replaced the Company’s prior continuous equity offering program, which was effective April 15, 2019 (the “Prior ATM Program” and collectively with the New ATM Program, the “ATM Program”). The proceeds from any sale of shares under the ATM Program have been and will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
During the three months ended March 31, 2021, the Company issued an aggregate of 35,710 shares under the Prior ATM Program, at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million. As of March 31, 2021, the Company sold an aggregate of $572.2 million under the Prior ATM Program, which had an initial capacity of $750.0 million. No shares have been issued under the New ATM Program as of March 31, 2021.
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
During the three months ended March 31, 2021, the Company redeemed a total of 4.0 million shares of Series F Preferred Stock, representing approximately 21.20% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of 2021. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share. As of March 31, 2021, there were approximately 14.9 million shares of Series F Preferred Stock, approximately 14.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
Common Stock Dividends
On February 23, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the first quarter of 2021 of $0.462 per share of Common Stock. The dividend was paid on April 15, 2021 to Common Stock stockholders of record as of March 31, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Share Repurchase Program
The Company has a share repurchase program (the “Share Repurchase Program”), that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock. As of March 31, 2021, there were no share repurchases under the Share Repurchase Program.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Note 13 – Net Income (Loss) Per Share/Unit
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the General Partner for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$120,723	$86,863
Net income attributable to non-controlling interests	(76)	(55)
Net income attributable to the General Partner	120,647	86,808
Dividends to preferred shares and units	(6,525)	(12,948)
Net income available to common stockholders used in basic net income per share	114,122	73,860
Income attributable to limited partners	79	62
Net income used in diluted net income per share	$114,201	$73,922

Weighted average number of Common Stock outstanding - basic	229,159,472	215,587,560
Effect of Limited Partner OP Units and dilutive securities	270,395	362,688
Weighted average number of common shares - diluted	229,429,867	215,950,248

Basic and diluted net income per share attributable to common stockholders	$0.50	$0.34
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income (loss) per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$120,723	$86,863
Net loss attributable to non-controlling interests	3	7
Net income attributable to the Operating Partnership	120,726	86,870
Dividends to preferred units	(6,525)	(12,948)
Net income used in basic and diluted net income per unit	$114,201	$73,922

Weighted average number of common units outstanding - basic	229,311,506	215,744,224
Effect of dilutive securities	118,361	206,024
Weighted average number of common units - diluted	229,429,867	215,950,248

Basic and diluted net income per unit attributable to common unitholders	$0.50	$0.34

Note 14 – Subsequent Events
Merger with Realty Income Corporation
On April 29, 2021, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Realty Income Corporation (“Realty Income”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”) whereby Merger Sub 2 will be merged with and into the OP, with the OP continuing as the surviving entity and, immediately thereafter, VEREIT will be merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (collectively, the “Merger”).

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021 (Unaudited) – (Continued)
Pursuant to the terms and subject to the conditions of the Merger Agreement, each share of Common Stock will be converted into 0.705 of a newly issued share of common stock, par value $0.01 per share, of Realty Income (the “Realty Income Common Stock”). Immediately prior to the Merger, the Company will issue a notice of redemption with respect to all of the outstanding shares of the Series F Preferred Stock with a redemption date as set forth therein, and Realty Income will cause funds to be deposited in escrow to pay the redemption price of $25.00 plus all accrued and unpaid dividends up to and including the redemption date set forth in the notice.
Pursuant to the terms and subject to the conditions of the Merger Agreement, (i) each outstanding General Partner OP Unit will remain outstanding as a common unit of partnership interest in the surviving entity, (ii) each outstanding Limited Partner OP Unit will be converted into 0.705 of a newly issued share of Realty Income Common Stock, subject to adjustment, (iii) each outstanding Limited Partner Series F Preferred Unit will be converted into the right to receive $25.00 plus all accumulated and unpaid distributions to and including the day that is set forth in the redemption notice issued with respect to the Series F Preferred Stock, and (iv) each outstanding General Partner Series F Preferred Unit will remain outstanding as one Series F Preferred Unit in the surviving entity. Holders of the Limited Partner OP Units will receive cash in lieu of fractional shares.
In connection with the Merger, the Company and Realty Income intend to contribute some or all of our office real properties to a newly formed, wholly owned subsidiary ("OfficeCo"), and, following the Merger, Realty Income intends to distribute the outstanding voting shares of common stock in OfficeCo to the shareholders of the combined company on a pro rata basis (the "Spin-Off"). Following the consummation of the Spin-Off, the Company and Realty Income intend for OfficeCo to operate as a separate, publicly-traded REIT. Subject to the terms and conditions of the Merger Agreement, the Company and Realty Income may also seek to sell some or all of the OfficeCo business in connection with the closing of the Merger.
The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement, including the approval of both companies’ shareholders. The boards of directors of the Company and Realty Income have unanimously approved the Merger Agreement. The Merger is expected to close during the fourth quarter of 2021.
Common Stock Dividend
On May 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.462 per share of Common Stock (equaling an annualized dividend rate of $1.848 per share) for the second quarter of 2021 to stockholders of record as of June 30, 2021, which will be paid on July 15, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock Dividend
On May 4, 2021, the Company’s Board of Directors declared a monthly cash dividend to holders of the Series F Preferred Stock for July 2021 through September 2021 with respect to the periods included in the table below. The corresponding record and payment dates for each month's Series F Preferred Stock dividend are also shown in the table below. The dividend for the Series F Preferred Stock accrues daily on a 360-day annual basis equal to an annualized dividend rate of $1.675 per share, or $0.1395833 per 30-day month.

Period	Record Date	Payment Date
June 15, 2021 - July 14, 2021	July 1, 2021	July 15, 2021
July 15, 2021 - August 14, 2021	August 1, 2021	August 16, 2021
August 15, 2021 - September 14, 2021	September 1, 2021	September 15, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see "Risk Factors" in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I – Financial Information,” including the notes to the consolidated financial statements contained therein.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, rent relief requests, rent relief granted, the payment of future dividends, the impact of the coronavirus (COVID-19) on our business, the Merger, the Spin-Off and the redemption of the Series F Preferred Stock and the Series F Preferred Units. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” and variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:
•Our ability to consummate the proposed Merger and the timing of the closing of the proposed Merger.
•The potential impact of the announcement of the proposed transactions or consummation of the proposed transactions on business relationships, including with tenants, clients, employees, customers and competitors.
•Potential litigation associated with the Merger.
•Costs, fees, expenses and charges related to the proposed transactions.
•We may be subject to risks as a result of restrictions imposed by operating covenants contained in the Merger Agreement restricting us generally from issuing equity, incurring or pre-paying debt and limitations on the use of our Revolving Credit Facility.
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
•We could be subject to unexpected costs or liabilities that may arise from potential dispositions, including related to limited partnership, tenant-in-common and Delaware statutory trust real estate programs and our management of such programs.
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A. Risk Factors within this Quarterly Report on Form 10-Q.
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
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. As of March 31, 2021, our portfolio was comprised of 3,855 retail, restaurant, office and industrial real estate properties with an aggregate 89.0 million square feet, of which 97.8% was leased, with a weighted-average remaining lease term of 8.4 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned an aggregate of 88.7 million square feet, of which 98.0% was leased, with a weighted-average remaining lease term of 8.4 years as of March 31, 2021.
Merger with Realty Income Corporation
On April 29, 2021, the Company and the OP entered into a Merger Agreement with Realty Income, Merger Sub 1, and Merger Sub 2 whereby Merger Sub 2 will be merged with and into the OP, with the OP continuing as the surviving entity and, immediately thereafter, VEREIT will be merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation. Pursuant to the terms and subject to the conditions of the Merger Agreement, each share of Common Stock and Limited Partner OP Unit will be converted into 0.705 of a newly issued share of Realty Income Common Stock. The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions set forth in the Merger Agreement, including the approval of both companies’ shareholders. The boards of directors of the Company and Realty Income have unanimously approved the Merger Agreement. The Merger is expected to close during the fourth quarter of 2021.

Operating Highlights and Key Performance Indicators
Activity through March 31, 2021
Operations
•Acquired controlling financial interests in 54 commercial properties for an aggregate purchase price of $140.1 million, which includes $1.6 million of external acquisition-related expenses that were capitalized.
•Disposed of 30 properties, for an aggregate gross sales price of $261.0 million, of which 10 were office properties disposed of for an aggregate sales price of $235.5 million. The Company recorded a gain of $76.1 million related to the sales.
Debt
•As of March 31, 2021, no amounts were outstanding under the Revolving Credit Facility.
•Total secured debt decreased by $292.8 million, from $1.3 billion to $1.0 billion, which includes prepayment of $213.1 million of mortgage notes during the first quarter of 2021.
Equity
•Issued an aggregate of 35,710 shares under the Prior ATM Program (as defined in Liquidity and Capital Resources), at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million.
•Redeemed a total of 4.0 million shares of Series F Preferred Stock, representing approximately 21.20% of the issued and outstanding preferred shares as of the beginning of the year. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share plus all accrued and unpaid dividends.
•Declared a quarterly dividend of $0.462 per share of Common Stock for the first quarter of 2021.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of March 31, 2021, based on annualized rental income of $1.1 billion.
(1)Includes redevelopment property, billboards, construction in progress, land and parking lots.

Industry Diversification
Restaurants - Casual Dining
12.2%
Manufacturing
8.8%
Restaurants - Quick Service
8.6%
Retail - Discount
8.4%
Retail - Pharmacy
6.4%
Retail - Home & Garden
6.1%
Retail - Grocery & Supermarket
4.6%
Retail - Motor Vehicle
4.5%
Retail - Gas & Convenience
3.8%
Entertainment & Recreation
3.7%

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property statistics of our operating properties as of March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Portfolio Metrics
Operating properties	3,855	3,853
Rentable square feet (in millions)	88.7	89.5
Economic occupancy rate (1)	98.0%	99.1%
Investment-grade tenants (2)	37.8%	36.7%
Weighted-average lease term (in years)	8.4	8.3
Lease rollover: (3)
Annual average	6.5%	6.6%
Maximum for a single year	11.1%	10.9%
____________________________________
(1)Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.
(2)Based on annualized rental income of our real estate portfolio as of March 31, 2021 and 2020, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
(3)Through the end of the next five years as of the respective reporting date.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended March 31,
	2021	2020
Financial Metrics
Total revenues	$290,809	$299,182
Net income	$120,723	$86,863
Basic and diluted net income per share attributable to common stockholders	$0.50	$0.34
FFO attributable to common stockholders and limited partners (1)	$178,988	$181,822
AFFO attributable to common stockholders and limited partners (1)	$183,047	$180,974
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.80	$0.84
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
Our business was not materially impacted during the three months ended March 31, 2021 or 2020 by the COVID-19 pandemic. During the three months ended March 31, 2021 our rent collection was 99% of rental revenue and as of April 22, 2021, we collected $9.8 million of deferred rent, representing approximately 100% of amounts due through March 31, 2021. The full extent of the future impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations remains uncertain.
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2021	2020	2021 vs 2020 Increase/(Decrease)
Revenues:
Rental	$290,309	$298,586	$(8,277)
Fees from managed partnerships	500	596	(96)
Total revenues	$290,809	$299,182	$(8,373)
Rental
The decrease in rental revenue of $8.3 million during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to real estate dispositions and lease amendments, expirations and terminations, partially offset by real estate acquisitions. Subsequent to January 1, 2020, the Company acquired 105 occupied properties for an aggregate purchase price of $0.5 billion and disposed of 107 consolidated properties for an aggregate sales price of $0.7 billion.
Fees from Managed Partnerships
Fees from managed partnerships consist of fees earned for providing various services to the Company’s unconsolidated joint venture entities. Fees from managed partnerships remained relatively constant during the three months ended March 31, 2021, as compared to the same period in 2020.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2021	2020	2021 vs 2020 Increase/(Decrease)
Acquisition-related	$1,354	$1,523	$(169)
Litigation and non-routine costs, net	68	(8,564)	8,632
Property operating	30,605	30,490	115
General and administrative	14,526	15,056	(530)
Depreciation and amortization	108,075	124,080	(16,005)
Impairments	31,849	8,380	23,469
Total operating expenses	$186,477	$170,965	$15,512
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals. Acquisition-related expenses remained relatively constant during the three months ended March 31, 2021, as compared to the same period in 2020.
Litigation and Non-Routine Costs, Net
Litigation and non-routine costs, net increased $8.6 million during the three months ended March 31, 2021, as compared to the same period in 2020. During the three months ended March 31, 2020, the Company reversed $6.7 million of prior period estimated costs recorded in 2019 which exceeded actual expenses incurred and recorded $2.5 million of insurance recoveries and $0.6 million of litigation costs. During the same period in 2021, the Company recorded $0.1 million of fees and costs associated with litigations.

Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses remained relatively constant during the three months ended March 31, 2021, as compared to the same period in 2020.
General and Administrative Expenses
General and administrative expenses remained relatively constant during the three months ended March 31, 2021, as compared to the same period in 2020.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $16.0 million during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to the write off of intangible lease assets related to certain properties whose tenants filed for Chapter 11 bankruptcy during the three months ended March 31, 2020.
Impairments
Impairments of $31.8 million and $8.4 million were recorded during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, the impairment charges primarily related to certain office, retail and restaurant properties which were identified by management for potential sale or were determined would not be re-leased by the tenant.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended March 31,
	2021	2020	2021 vs 2020 Increase/(Decrease)
Interest expense	$(60,736)	$(64,696)	$(3,960)
Loss on extinguishment and forgiveness of debt, net	$(2,132)	$(1,280)	$852
Other income, net	$3,666	$175	$3,491
Equity in income of unconsolidated entities	$447	$246	$201
Gain on disposition of real estate and real estate assets held for sale, net	$76,074	$25,249	$50,825
Provision for income taxes	$(928)	$(1,048)	$(120)
Interest Expense
The decrease in interest expense of $4.0 million during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to a decrease in average debt outstanding and weighted average interest rates. At March 31, 2021, the Company had $5.6 billion of debt outstanding with a weighted average interest rate of 3.90%, as compared to $6.3 billion of debt outstanding with a weighted average interest rate of 3.96% at March 31, 2020.
Loss on Extinguishment and Forgiveness of Debt, Net
During the three months ended March 31, 2021 and 2020, the Company recognized losses on extinguishment of debt related to the prepayments of mortgage notes payable.
Other Income, Net
The increase of $3.5 million in other income, net during the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to a gain of $2.0 million recorded for real estate investments received from lease related transactions in 2021, with no comparable payments received during the same period in 2020.
Equity in Income of Unconsolidated Entities
The increase in equity in income was primarily due to the acquisition of one property in each of the industrial and office partnerships subsequent to March 31, 2020.

Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The increase in gain on disposition of real estate and real estate assets held for sale, net of $50.8 million during the three months ended March 31, 2021, as compared to the same period in 2020 was due to the Company’s disposition of 30 properties for an aggregate sales price of $261.0 million which resulted in a gain of $76.1 million during the three months ended March 31, 2021, as compared to the disposition of 30 properties for an aggregate sales price of $152.2 million during the same period in 2020, which resulted in a gain of $25.2 million.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained relatively constant during the three months ended March 31, 2021, as compared to the same period in 2020.

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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, litigation and non-routine costs, net and gains or losses on sale of investment securities or mortgage notes receivable. We also exclude certain non-cash items such as impairments of goodwill, intangible and right of use assets, straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, gains or losses on the extinguishment or forgiveness of debt, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. Management believes that excluding these items from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three months ended March 31, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net income	$120,723	$86,863
Dividends on Series F Preferred Stock	(6,525)	(12,948)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(76,074)	(25,249)
Depreciation and amortization of real estate assets	107,700	123,645
Impairment of real estate	31,849	8,380
Proportionate share of adjustments for unconsolidated entities	1,315	1,131
FFO attributable to common stockholders and limited partners	178,988	181,822
Acquisition-related expenses	1,354	1,523
Litigation and non-routine costs, net	68	(8,564)
(Gain) loss on investments	(695)	541
Amortization of premiums (discounts) on debt and investments, net	87	(689)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,547	748
Net direct financing lease adjustments	366	365
Amortization and write-off of deferred financing costs	2,555	2,841
Loss on extinguishment and forgiveness of debt, net	2,132	1,280
Straight-line rent	(4,219)	(2,054)
Equity-based compensation	2,669	2,602
Other adjustments, net	(1,661)	228
Proportionate share of adjustments for unconsolidated entities	(144)	331
AFFO attributable to common stockholders and limited partners	$183,047	$180,974

Weighted-average shares of Common Stock outstanding - basic	229,159,472	215,587,560
Effect of weighted-average Limited Partner OP Units and dilutive securities (1)	270,395	362,688
Weighted-average shares of Common Stock outstanding - diluted (2)	229,429,867	215,950,248

AFFO attributable to common stockholders and limited partners per diluted share	$0.80	$0.84
____________________________________
(1)Dilutive securities include unvested restricted stock units (“Restricted Stock Units”) and stock options (“Stock Options”).
(2)Weighted-average shares for all periods presented exclude the effect of the convertible debt, which was fully repaid in cash as of December 31, 2020 and the underlying Restricted Stock Units that would not have met the vesting criteria based on certain performance targets as of the end of the respective reporting period.

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
•utilization of the existing Revolving Credit Facility; and
•cash and cash equivalents balance.
COVID-19
We do not currently expect liquidity constraints. However, COVID-19 and related impacts on our financial performance and the financial performance of our tenants could still have a material and adverse effect on our results of operations, liquidity and cash flows, in particular due to the potential inability of our tenants to satisfy their rent obligations and inability of the Company to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all. Impacts related to COVID-19 may also negatively impact our future compliance with financial covenants in our Credit Facility, indentures governing our Senior Notes and other debt agreements and result in a default and acceleration of indebtedness which could negatively impact our ability to make additional borrowings under our Credit Facility. The financial impact of COVID-19 could also negatively affect our ability to pay dividends or fund acquisitions in the future.
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the three months ended March 31, 2021, the Company disposed of 30 properties for an aggregate gross sales price of $261.0 million. We expect to continue to explore opportunities to sell additional properties to provide further financial flexibility, however, due to current economic circumstances, we may not be able to dispose of properties on advantageous terms or at all.
Credit Facility
Summary and Obligations
On May 23, 2018, the General Partner, as guarantor, and the OP, as borrower, entered into a credit agreement with Wells Fargo Bank, National Association as administrative agent and other lenders party thereto (the “Credit Agreement”). The Credit Agreement provided for maximum borrowings of $2.9 billion, originally consisting of a $2.0 billion unsecured revolving credit facility (the “Revolving Credit Facility”) and a $900.0 million unsecured term loan facility (the “Credit Facility Term Loan,” together with the Revolving Credit Facility, the “Credit Facility”). Effective December 27, 2019, the Company reduced the amount available under its Revolving Credit Facility from $2.0 billion to $1.5 billion. On May 27, 2020, the Operating Partnership and the Company, entered into Amendment No. 1 to the Credit Agreement (the “Amendment”) which, among other things, modified the measurement period for certain financial covenants (and relevant associated definitions) from either the prior quarterly period annualized or the prior six month period to the four consecutive fiscal quarter period most recently ending. During the fourth quarter of 2020, the Company repaid the outstanding balance of $900.0 million on the Credit Facility Term Loan in connection with the termination of the related interest rate swap agreements discussed in Note 7 – Derivatives and Hedging Activities.
As of March 31, 2021, no amounts were outstanding under the Revolving Credit Facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of March 31, 2021, there were $2.6 million of letters of credit outstanding.

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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of March 31, 2021.
Corporate Bonds
Summary and Obligations
As of March 31, 2021, the Operating Partnership had $4.65 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of March 31, 2021, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.

Mortgage Notes Payable
Summary and Obligations
As of March 31, 2021, the Company had mortgage notes payable of $1.0 billion, which was collateralized by 219 properties, reflecting a decrease from December 31, 2020 of $292.8 million during the three months ended March 31, 2021, primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 4.87% per annum and had a weighted-average maturity of 2.3 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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

Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of March 31, 2021.
Dividends
On February 23, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the first quarter of 2021 of $0.462 per share of Common Stock to stockholders of record as of March 31, 2021, which was paid on April 15, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis).
On May 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the second quarter of 2021 of $0.462 per share of Common Stock consistent with last quarter’s dividend. The dividend will be paid on July 15, 2021 to Common Stock stockholders of record as of June 30, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Partial Redemptions of Series F Preferred Stock and Series F Preferred OP Units
During the three months ended March 31, 2021, the Company redeemed a total of 4.0 million shares of Series F Preferred Stock, representing approximately 21.20% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of 2021. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share. As of March 31, 2021, there were approximately 14.9 million shares of Series F Preferred Stock, approximately 14.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.
Common Stock Continuous Offering Program
On February 25, 2021, the Company established a new continuous equity offering program pursuant to which the Company can sell shares of Common Stock having an aggregate offering price of up to $1.5 billion in “at-the-market” offerings or certain other transactions (the “New ATM Program”). Under the New ATM Program, the Company may also enter into one or more forward transactions under separate master forward sale confirmations and related supplemental confirmations for the sale of shares of its common stock on a forward basis.
The New ATM Program replaced the Company’s prior continuous equity offering program, which was effective April 15, 2019 (the “Prior ATM Program” and collectively with the New ATM Program, the “ATM Program”). The proceeds from any sale of shares under the ATM Program have been and will be used for general corporate purposes, which may include funding potential acquisitions and repurchasing or repaying outstanding indebtedness.
During the three months ended March 31, 2021, the Company issued an aggregate of 35,710 shares under the Prior ATM Program, at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million. As of March 31, 2021, the Company sold an aggregate of $572.2 million under the Prior ATM Program, which had an initial capacity of $750.0 million. No shares have been issued under the New ATM Program as of March 31, 2021.
Share Repurchase Program
The Company has a share repurchase program (the “Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock. As of March 31, 2021, there were no share repurchases under the Share Repurchase Program.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2021 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,040,389	$48,985	$984,439	$2,216	$4,749
Interest payments - mortgage notes (1)	114,468	37,219	76,122	640	487
Principal payments - corporate bonds	4,650,000	—	500,000	1,150,000	3,000,000
Interest payments - corporate bonds	1,097,662	128,503	493,250	249,936	225,973
Operating and ground lease commitments	302,807	16,140	61,590	37,888	187,189
Other commitments (2)	10,426	10,426	—	—	—
Total	$7,215,752	$241,273	$2,115,401	$1,440,680	$3,418,398
____________________________________
(1)Interest payments due in future periods on the $15.0 million of variable rate debt were calculated using a forward LIBOR curve.
(2)Includes the Company’s build-to-suit development project and letters of credit outstanding.

Cash Flow Analysis for the three months ended March 31, 2021
Operating Activities – During the three months ended March 31, 2021, net cash provided by operating activities, remained relatively constant, increasing $8.1 million to $180.1 million from $172.0 million during the same period in 2020.
Investing Activities – Net cash provided by investing activities for the three months ended March 31, 2021 increased $126.3 million to $106.6 million from $19.7 million net cash used in investing activities during the same period in 2020. The increase was primarily related to an increase in cash proceeds from dispositions of real estate and joint ventures of $113.1 million and a decrease in cash used for investments in real estate assets of $7.2 million.
Financing Activities – Net cash used in financing activities of $492.8 million increased $926.2 million during the three months ended March 31, 2021 from $433.4 million net cash provided by financing activities during the same period in 2020. During the three months ended March 31, 2021, the Company repaid $295.9 million of mortgage notes payable, redeemed $100.0 million of Series F Preferred Stock and paid $96.6 million of distributions. During the three months ended March 31, 2020, the Company received $721.3 million net proceeds from the Credit Facility, repaid $123.6 million of mortgage notes payable and paid $162.7 million of distributions.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ended December 31, 2021.
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

Critical Accounting Policies and Significant Accounting Estimates
Our accounting policies have been established to conform with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different assumptions or estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in our Annual Report on Form 10-K for the year ended December 31, 2020:
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
Interest Rate Risk
As of March 31, 2021, our debt included fixed-rate debt, with a fair value and carrying value of $6.0 billion and $5.6 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $305.4 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $329.0 million.
As of March 31, 2021, our debt included variable-rate debt with a fair value and carrying value of $15.1 million and $15.0 million, respectively. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their March 31, 2021 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.2 million annually. See Note 6 – Debt to our consolidated financial statements.
As the information presented above includes only those exposures that existed as of March 31, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality and diversity of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants. However, we continue to monitor the credit risk of our portfolio.

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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2021 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The Company is supplementing the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 with the following risk factors, which should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K:
Risks Related to the Merger
The announcement and pendency of the Merger Agreement could have an adverse effect on our business.
On April 29, 2021, the Company and the OP entered into a Merger Agreement with Realty Income, Merger Sub 1 and Merger Sub 2 whereby Merger Sub 2 will be merged with and into the OP, with the OP continuing as the surviving entity and, immediately thereafter, the Company will be merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation.
The announcement and pendency of the Merger could cause disruption in our business, including the potential loss or disruption of commercial relationships prior to the completion of the Merger. For example, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may adversely affect our ability to attract and retain key personnel during the pendency of the Merger.
The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in the ordinary course of business pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business prior to completion of the Merger. Due to these operating restrictions, during the pendency of the Merger Agreement we may be unable to pursue strategic transactions, undertake significant capital projects, undertake certain financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.
The Merger Agreement also contains provisions that limit our ability to pursue alternatives to the Merger and that could discourage a potential competing acquirer of us from making a favorable alternative transaction proposal. In addition, matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could divert their time and attention. We have also incurred, and will continue to incur, significant non-recurring costs in connection with the Merger that we may be unable to recover. Further, the Merger Agreement requires us to pay a substantial termination fee to Realty Income in certain circumstances and if our stockholders do not approve the transaction, we must pay Realty Income an expense reimbursement fee.
The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Completion of the Merger is subject to the satisfaction or waiver of certain conditions.
Completion of the Merger is subject to the satisfaction or waiver of certain conditions, including: (1) adoption and approval by the Company’s stockholders of the Merger Agreement and approval by Realty Income’s shareholders of the issuance of shares of Realty Income Common Stock pursuant to the Merger Agreement; (2) the effectiveness of the registration statement on Form S-4 to be filed with the SEC by Realty Income in connection with the transactions contemplated by the Merger Agreement; (3) approval for listing on the NYSE of the shares of Realty Income’s Common Stock to be issued in the Merger or reserved for issuance in connection therewith; (4) no injunction or law prohibiting the Merger; (5) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; (7) receipt by each of Realty Income and us of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code, and (8) receipt by each of Realty Income and us of an opinion that the other party qualifies as a REIT under the Code.

In addition, Realty Income will not be obligated to consummate the Merger before January 29, 2022 unless the Spin-Off is ready, in all respects, to be consummated contemporaneously with the closing of the Merger. If this condition is not satisfied or waived by Realty Income by January 29, 2022, and all other conditions to closing have been satisfied, the parties will be obligated to close the Merger, regardless of whether the Spin-Off is ready to be consummated.
We cannot provide assurance that these conditions to completing the Merger will be satisfied or waived, and accordingly, that our pending Merger with Realty Income will be completed on the timeline that we anticipate or at all. Failure to complete the Merger could negatively affect our stock price and our future business and financial results.
An adverse outcome in any litigation or other legal proceedings relating to the Merger Agreement could have a material adverse impact on our business and our ability to consummate the transactions contemplated by the Merger Agreement.
Transactions like the Merger are frequently the subject of litigation or other legal proceedings, including actions alleging that either our board of directors breached their respective fiduciary duties to their stockholders by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for their stockholders or otherwise. We believe that any such litigation or proceedings would be without merit, but there can be no assurance that they will not be brought. If litigation or other legal proceedings are brought against us or against our board in connection with the Merger Agreement, we will defend against it, but we might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial position, including through the possible diversion of either company’s resources or distraction of key personnel.
The exchange ratio will not be adjusted in the event of any change in the stock prices of either us or Realty Income.
Upon the consummation of the Merger, each outstanding share of our Common Stock will be converted automatically into the right to receive 0.705 shares of Realty Income common stock, with cash paid in lieu of any fractional shares, without interest. The exchange ratio of 0.705 will not be adjusted for changes in the market prices of either shares of our Common Stock or shares of Realty Income common stock. Changes in the market price of shares of Realty Income common stock prior to the effective time of the Merger will affect the market value of the merger consideration that our stockholders will receive on the closing date of the Merger. Stock price changes may result from a variety of factors (many of which are beyond our or Realty Income’s control), including the following factors:
•market reaction to the announcement of the Merger and the prospects of the combined company;
•changes in the respective businesses, operations, assets, liabilities and prospects of us and Realty Income;
•changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;
•market assessments of the likelihood that the Merger will be completed;
•interest rates, general market and economic conditions and other factors generally affecting the market prices of our Common Stock and Realty Income Common Stock;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Realty Income operate; and
•other factors beyond the control of us and Realty Income, including those described or referred to in this “Risk Factors” section.
The market price of shares of Realty Income common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of the proxy statement/prospectus and on the date of our special meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
If the market price of shares of Realty Income common stock increases between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Merger, our stockholders could receive shares of Realty Income common stock that have a market value upon completion of the Merger that is greater than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively. Alternatively, if the market price of shares of Realty Income common stock declines between the date the Merger Agreement was signed, the date of the proxy statement/prospectus or the date of our special meeting and the closing of the Merger, our stockholders could receive shares of Realty Income common stock that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed, the date of the proxy statement/prospectus or on the date of the special meeting, respectively.
Therefore, while the number of shares of Realty Income common stock to be issued per share of our Common Stock is fixed, our stockholders cannot be sure of the market value of the merger consideration they will receive upon completion of the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Redeemed (1)	Redemption Price Per Share/Unit
January 1, 2021 - January 31, 2021	4,000,000	$25.00
February 1, 2021 - February 28, 2021	—	—
March 1, 2021 - March 31, 2021	—	—
Total	4,000,000	$25.00
_______________________________________________
(1) During the three months ended March 31, 2021, the Company redeemed an aggregate of 4.0 million shares of its Series F Preferred Stock.
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the first quarter of 2021, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes. There were also no share repurchases under the Share Repurchase Program during the first quarter of 2021. See Note 12 – Equity for further discussion.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated April 29, 2021, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Realty Income Corporation, Rams MD Subsidiary I, Inc., and Rams Acquisitions Sub II, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on April 30, 2021).

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

3.14
First Amendment to Amended and Restated Bylaws of VEREIT Inc., effective April 28, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on April 30, 2021).

3.15
Certificate of Limited Partnership of VEREIT Operating Partnership, L.P. (Incorporated by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-197780-01), filed with the SEC on August 1, 2014).

3.16
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

Exhibit No.	Description
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

4.7	Officers’ Certificate, dated as of February 6, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 7, 2014).
4.8
First Supplemental Indenture, dated as of February 9, 2015, by and among ARC Properties Operating Partnership, L.P., American Realty Capital Properties, Inc. and U.S. Bank National Association (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on February 13, 2015).

4.9	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.10	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.11	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.12	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.13	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.14	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.15	Officer’s Certificate, dated as of December 4, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.16	Form of 3.10% Senior Notes due 2029 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.17	Officer’s Certificate, dated as of June 29, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
4.18	Form of 3.400% Senior Notes due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
4.19	Officer’s Certificate, dated as of November 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020).
4.20	Form of 2.200% Senior Notes due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020).
4.21	Form of 2.850% Senior Notes due 2032 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020).

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: May 5, 2021