Form 10-Q
period 2021-06-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2021-08-05
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 229,149,616 shares of common stock of VEREIT, Inc. outstanding as of July 30, 2021.

EXPLANATORY NOTE

Combined Reporting
This report combines the Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2021 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended June 30, 2021

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)
PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$2,724,975	$2,699,110
Buildings, fixtures and improvements	9,912,886	10,032,055
Intangible lease assets	1,908,178	1,872,461
Total real estate investments, at cost	14,546,039	14,603,626
Less: accumulated depreciation and amortization	3,917,175	3,833,084
Total real estate investments, net	10,628,864	10,770,542
Operating lease right-of-use assets	188,628	195,518
Investment in unconsolidated entities	80,487	81,639
Cash and cash equivalents	275,496	523,539
Restricted cash	9,584	13,842
Rent and tenant receivables and other assets, net	365,186	366,620
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	28,977	65,583
Total assets	$12,914,995	$13,355,056

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,002,496	$1,328,835
Corporate bonds, net	4,588,286	4,584,230
Below-market lease liabilities, net	115,831	120,938
Accounts payable and accrued expenses	117,445	117,015
Deferred rent and other liabilities	64,371	63,204
Distributions payable	106,999	89,514
Operating lease liabilities	199,561	209,104
Total liabilities	6,194,989	6,512,840
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized and 14,871,246 and 18,871,246 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	149	189
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 229,149,616 and 228,881,547 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,291	2,289
Additional paid-in capital	13,354,657	13,449,412
Accumulated other comprehensive income	732	536
Accumulated deficit	(6,644,896)	(6,617,380)
Total stockholders’ equity	6,712,933	6,835,046
Non-controlling interests	7,073	7,170
Total equity	6,720,006	6,842,216
Total liabilities and equity	$12,914,995	$13,355,056

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental	$290,567	$278,576	$580,876	$577,162
Fees from managed partnerships	700	421	1,200	1,017
Total revenues	291,267	278,997	582,076	578,179
Operating expenses:
Acquisition-related	1,428	1,169	2,782	2,692
Merger, litigation and non-routine costs, net	6,605	(118)	6,673	(8,682)
Property operating	29,174	29,098	59,779	59,588
General and administrative	16,451	16,120	30,977	31,176
Depreciation and amortization	105,839	108,733	213,914	232,813
Impairments	14,129	12,094	45,978	20,474
Total operating expenses	173,626	167,096	360,103	338,061
Other expenses:
Interest expense	(59,291)	(65,613)	(120,027)	(130,309)
Gain (loss) on extinguishment and forgiveness of debt, net	35	(200)	(2,097)	(1,480)
Other income, net	3,089	778	6,755	953
Equity in income of unconsolidated entities	464	1,497	911	1,743
Gain on disposition of real estate and real estate assets held for sale, net	16,896	8,795	92,970	34,044
Total other expenses, net	(38,807)	(54,743)	(21,488)	(95,049)
Income before taxes	78,834	57,158	200,485	145,069
Provision for income taxes	(931)	(1,053)	(1,859)	(2,101)
Net income	77,903	56,105	198,626	142,968
Net income attributable to non-controlling interests (1)	(7)	(31)	(83)	(86)
Net income attributable to the General Partner	$77,896	$56,074	$198,543	$142,882

Basic and diluted net income per share attributable to common stockholders	$0.31	$0.20	$0.81	$0.54
_______________________________________________
(1)Represents net income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$77,903	$56,105	$198,626	$142,968
Total other comprehensive income (loss)
Unrealized (loss) on interest rate derivatives	—	(6,497)	—	(85,047)
Reclassification of previous unrealized loss on interest rate derivatives into net income	98	4,604	196	6,552
Total other comprehensive income (loss)	98	(1,893)	196	(78,495)

Total comprehensive income	78,001	54,212	198,822	64,473
Comprehensive income attributable to non-controlling interests (1)	(7)	(30)	(83)	(30)
Total comprehensive income attributable to the General Partner	$77,994	$54,182	$198,739	$64,443
_______________________________________________
(1)Represents comprehensive income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2021	18,871,246	$189	228,881,547	$2,289	$13,449,412	$536	$(6,617,380)	$6,835,046	$7,170	$6,842,216
Issuance of Common Stock, net	—	—	35,710	—	—	—	—	—	—	—
Redemption of Series F Preferred Stock	(4,000,000)	(40)	—	—	(99,960)	—	—	(100,000)	—	(100,000)
Repurchases of Common Stock to settle tax obligation	—	—	(49,237)	—	(1,681)	—	—	(1,681)	—	(1,681)
Equity-based compensation, net	—	—	261,934	2	2,890	—	—	2,892	—	2,892
Distributions declared on Common Stock — $0.462 per common share	—	—	—	—	—	—	(105,858)	(105,858)	—	(105,858)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(70)	(70)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,581)	(1,581)	—	(1,581)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(6,506)	(6,506)	(19)	(6,525)
Net income	—	—	—	—	—	—	120,647	120,647	76	120,723
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Balance, March 31, 2021	14,871,246	$149	229,129,954	$2,291	$13,350,661	$634	$(6,610,678)	$6,743,057	$7,157	$6,750,214
Redemption of Series F Preferred Stock	—	—	—	—	(41)	—	—	(41)	—	(41)
Repurchases of Common Stock to settle tax obligation	—	—	(18,042)	—	(100)	—	—	(100)	—	(100)
Equity-based compensation, net	—	—	37,704	—	4,137	—	—	4,137	—	4,137
Distributions declared on Common Stock — $0.462 per common share	—	—	—	—	—	—	(105,867)	(105,867)	—	(105,867)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(70)	(70)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(20)	(20)	—	(20)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(6,227)	(6,227)	(21)	(6,248)
Net income	—	—	—	—	—	—	77,896	77,896	7	77,903
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Balance, June 30, 2021	14,871,246	$149	229,149,616	$2,291	$13,354,657	$732	$(6,644,896)	$6,712,933	$7,073	$6,720,006

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2020	30,871,246	$309	215,369,197	$2,153	$13,260,577	$(27,670)	$(6,372,710)	$6,862,659	$7,535	$6,870,194
Conversion of OP Units to Common Stock	—	—	910	—	45	—	—	45	(45)	—
Redemption of Series F Preferred Stock	—	—	—	—	(27)	—	—	(27)	—	(27)
Repurchases of Common Stock to settle tax obligation	—	—	(48,218)	—	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	234,408	2	2,853	—	—	2,855	—	2,855
Distributions declared on Common Stock — $0.6875 per common share	—	—	—	—	—	—	(148,194)	(148,194)	—	(148,194)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(105)	(105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,628)	(1,628)	—	(1,628)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(19)	(12,947)
Net income	—	—	—	—	—	—	86,808	86,808	55	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(76,547)	(55)	(76,602)
Balance, March 31, 2020	30,871,246	$309	215,556,297	$2,155	$13,261,070	$(104,217)	$(6,448,652)	$6,710,665	$7,366	$6,718,031
Redemption of Series F Preferred Stock	—	—	—	—	(25)	—	—	(25)	—	(25)
Equity-based compensation, net	—	—	13,415	1	4,070	—	—	4,071	—	4,071
Distributions declared on Common Stock — $0.385 per common share	—	—	—	—	—	—	(82,997)	(82,997)	—	(82,997)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(61)	(61)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(18)	(18)	—	(18)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(20)	(12,948)
Repurchase of convertible notes	—	—	—	—	(204)	—	—	(204)	—	(204)
Net income	—	—	—	—	—	—	56,074	56,074	31	56,105
Other comprehensive loss	—	—	—	—	—	(1,892)	—	(1,892)	(1)	(1,893)
Balance, June 30, 2020	30,871,246	$309	215,569,712	$2,156	$13,264,911	$(106,109)	$(6,488,521)	$6,672,746	$7,315	$6,680,061

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$198,626	$142,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,136	239,036
Gain on real estate assets, net	(97,046)	(34,303)
Impairments	45,978	20,474
Equity-based compensation	7,029	6,926
Equity in income of unconsolidated entities	(911)	(1,743)
Distributions from unconsolidated entities	911	861
(Gain) loss on other investments	(672)	683
Loss on extinguishment and forgiveness of debt, net	2,097	1,480
Changes in assets and liabilities:
Investment in direct financing leases	741	736
Rent and tenant receivables, operating lease right-of-use and other assets, net	2,004	(30,158)
Accounts payable and accrued expenses	(16,520)	(13,870)
Deferred rent, operating lease and other liabilities	(2,951)	(12,138)
Net cash provided by operating activities	362,422	320,952
Cash flows from investing activities:
Investments in real estate assets	(318,750)	(147,121)
Capital expenditures and leasing costs	(12,371)	(15,665)
Real estate developments	(6,599)	(6,469)
Investments in unconsolidated entities	(2,180)	(10,066)
Return of investment from unconsolidated entities	3,330	970
Proceeds from disposition of real estate	360,587	204,114
Investment in leasehold improvements and other assets	(125)	(314)
Deposits for real estate assets	(6,161)	(1,420)
Investments in mezzanine position	—	(9,959)
Uses and refunds of deposits for real estate assets	5,760	4,036
Proceeds from the settlement of property-related insurance claims	1,123	48
Net cash provided by investing activities	24,614	18,154
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,032
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(329,182)	(135,036)
Proceeds from credit facility	—	902,000
Payments on credit facility, including swap termination payments	—	(1,052,000)
Proceeds from corporate bonds	—	594,864
Extinguishment costs related to the redemption of corporate bonds	—	(26)
Extinguishment costs related to the repurchases of convertible notes	—	(50,326)
Payments of deferred financing costs	(1,195)	(6,946)
Refunds of deferred financing costs	280	—
Repurchases of Common Stock to settle tax obligations	(1,781)	(2,378)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,336	—
Redemption of Series F Preferred Stock	(100,041)	(52)
Distributions paid	(208,754)	(324,032)
Net cash used in financing activities	(639,337)	(72,900)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Net change in cash and cash equivalents and restricted cash	(252,301)	266,206

Cash and cash equivalents and restricted cash, beginning of period	537,381	33,880

Cash and cash equivalents and restricted cash, end of period	285,080	300,086

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$523,539	$12,921
Restricted cash at beginning of period	13,842	20,959
Cash and cash equivalents and restricted cash at beginning of period	537,381	33,880

Cash and cash equivalents at end of period	275,496	278,883
Restricted cash at end of period	9,584	21,203
Cash and cash equivalents and restricted cash at end of period	$285,080	$300,086

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$2,724,975	$2,699,110
Buildings, fixtures and improvements	9,912,886	10,032,055
Intangible lease assets	1,908,178	1,872,461
Total real estate investments, at cost	14,546,039	14,603,626
Less: accumulated depreciation and amortization	3,917,175	3,833,084
Total real estate investments, net	10,628,864	10,770,542
Operating lease right-of-use assets	188,628	195,518
Investment in unconsolidated entities	80,487	81,639
Cash and cash equivalents	275,496	523,539
Restricted cash	9,584	13,842
Rent and tenant receivables and other assets, net	365,186	366,620
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	28,977	65,583
Total assets	$12,914,995	$13,355,056

LIABILITIES AND EQUITY
Mortgage notes payable, net	$1,002,496	$1,328,835
Corporate bonds, net	4,588,286	4,584,230
Below-market lease liabilities, net	115,831	120,938
Accounts payable and accrued expenses	117,445	117,015
Deferred rent and other liabilities	64,371	63,204
Distributions payable	106,999	89,514
Operating lease liabilities	199,561	209,104
Total liabilities	6,194,989	6,512,840
Commitments and contingencies (Note 10)
General Partner's preferred equity, 14,871,246 and 18,871,246 General Partner Series F Preferred Units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	141,520	254,294
General Partner's common equity, 229,149,616 and 228,881,547 General Partner OP Units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6,571,413	6,580,752
Limited Partner's preferred equity, 49,766 Limited Partner Series F Preferred Units issued and outstanding as of each of June 30, 2021 and December 31, 2020, respectively	1,747	1,787
Limited Partner's common equity, 152,033 Limited Partner OP Units issued and outstanding as of each of June 30, 2021 and December 31, 2020, respectively	4,183	4,209
Total partners’ equity	6,718,863	6,841,042
Non-controlling interests	1,143	1,174
Total equity	6,720,006	6,842,216
Total liabilities and equity	$12,914,995	$13,355,056

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental	$290,567	$278,576	$580,876	$577,162
Fees from managed partnerships	700	421	1,200	1,017
Total revenues	291,267	278,997	582,076	578,179
Operating expenses:
Acquisition-related	1,428	1,169	2,782	2,692
Merger, litigation and non-routine costs, net	6,605	(118)	6,673	(8,682)
Property operating	29,174	29,098	59,779	59,588
General and administrative	16,451	16,120	30,977	31,176
Depreciation and amortization	105,839	108,733	213,914	232,813
Impairments	14,129	12,094	45,978	20,474
Total operating expenses	173,626	167,096	360,103	338,061
Other expense:
Interest expense	(59,291)	(65,613)	(120,027)	(130,309)
Gain (loss) on extinguishment and forgiveness of debt, net	35	(200)	(2,097)	(1,480)
Other income, net	3,089	778	6,755	953
Equity in income of unconsolidated entities	464	1,497	911	1,743
Gain on disposition of real estate and real estate assets held for sale, net	16,896	8,795	92,970	34,044
Total other expense, net	(38,807)	(54,743)	(21,488)	(95,049)
Income before taxes	78,834	57,158	200,485	145,069
Provision for income taxes	(931)	(1,053)	(1,859)	(2,101)
Net income	77,903	56,105	198,626	142,968
Net loss attributable to non-controlling interests (1)	28	8	31	15
Net income attributable to the OP	$77,931	$56,113	$198,657	$142,983

Basic and diluted net income per unit attributable to common unitholders	$0.31	$0.20	$0.81	$0.54
_______________________________________________
(1)Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$77,903	$56,105	$198,626	$142,968
Total other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	—	(6,497)	—	(85,047)
Reclassification of previous unrealized loss on interest rate derivatives into net income	98	4,604	196	6,552
Total other comprehensive income (loss)	98	(1,893)	196	(78,495)

Total comprehensive income	78,001	54,212	198,822	64,473
Comprehensive loss attributable to non-controlling interests (1)	28	8	31	15
Total comprehensive income attributable to the OP	$78,029	$54,220	$198,853	$64,488
_______________________________________________
(1)Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2021	18,871,246	$254,294	49,766	$1,787	228,881,547	$6,580,752	152,033	$4,209	$6,841,042	$1,174	$6,842,216
Issuance of common OP Units, net	—	—	—	—	35,710	—	—	—	—	—	—
Redemption of Series F Preferred Stock	(4,000,000)	(100,000)	—	—	—	—	—	—	(100,000)	—	(100,000)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(49,237)	(1,681)	—	—	(1,681)	—	(1,681)
Equity-based compensation, net	—	—	—	—	261,934	2,892	—	—	2,892	—	2,892
Distributions to Common OP Units and non-controlling interests —$0.462 per common unit	—	—	—	—	—	(105,858)	—	(70)	(105,928)	—	(105,928)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,581)	—	—	(1,581)	—	(1,581)
Distributions to Series F Preferred Units	—	(6,506)	—	(19)	—	—	—	—	(6,525)	—	(6,525)
Net income (loss)	—	—	—	—	—	120,647	—	79	120,726	(3)	120,723
Other comprehensive income	—	—	—	—	—	98	—	—	98	—	98
Balance, March 31, 2021	14,871,246	$147,788	49,766	$1,768	229,129,954	$6,595,269	152,033	$4,218	$6,749,043	$1,171	$6,750,214
Redemption of Series F Preferred Stock	—	(41)	—	—	—	—	—	—	(41)	—	(41)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(18,042)	(100)	—	—	(100)	—	(100)
Equity-based compensation, net	—	—	—	—	37,704	4,137	—	—	4,137	—	4,137
Distributions to Common OP Units and non-controlling interests —$0.462 per common unit	—	—	—	—	—	(105,867)	—	(70)	(105,937)	—	(105,937)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Distributions to Series F Preferred Units	—	(6,227)	—	(21)	—	—	—	—	(6,248)	—	(6,248)
Net income (loss)	—	—	—	—	—	77,896	—	35	77,931	(28)	77,903
Other comprehensive income	—	—	—	—	—	98	—	—	98	—	98
Balance, June 30, 2021	14,871,246	$141,520	49,766	$1,747	229,149,616	$6,571,413	152,033	$4,183	$6,718,863	$1,143	$6,720,006

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2020	30,871,246	$460,504	49,766	$1,869	215,369,197	$6,402,155	157,343	$4,433	$6,868,961	$1,233	$6,870,194
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	910	45	(910)	(45)	—	—	—
Redemption of Series F Preferred Stock	—	(27)	—	—	—	—	—	—	(27)	—	(27)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(48,218)	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	—	—	234,408	2,855	—	—	2,855	—	2,855
Distributions to Common OP Units and non-controlling interests —$0.6875 per common unit	—	—	—	—	—	(148,194)	—	(105)	(148,299)	—	(148,299)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,628)	—	—	(1,628)	—	(1,628)
Distributions to Series F Preferred Units	—	(12,928)	—	(19)	—	—	—	—	(12,947)	—	(12,947)
Net income (loss)	—	—	—	—	—	86,808	—	62	86,870	(7)	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(55)	(76,602)	—	(76,602)
Balance, March 31, 2020	30,871,246	$447,549	49,766	$1,850	215,556,297	$6,263,116	156,433	$4,290	$6,716,805	$1,226	$6,718,031
Redemption of Series F Preferred Stock	—	(25)	—	—	—	—	—	—	(25)	—	(25)
Equity-based compensation, net	—	—	—	—	13,415	4,071	—	—	4,071	—	4,071
Distributions to Common OP Units and non-controlling interests —$0.3850 per common unit	—	—	—	—	—	(82,997)	—	(61)	(83,058)	—	(83,058)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(18)	—	—	(18)	—	(18)
Distributions to Series F Preferred Units	—	(12,928)	—	(20)	—	—	—	—	(12,948)	—	(12,948)
Repurchase of convertible notes	—	—	—	—	—	(204)	—	—	(204)	—	(204)
Net income (loss)	—	—	—	—	—	56,074	—	39	56,113	(8)	56,105
Other comprehensive loss	—	—	—	—	—	(1,892)	—	(1)	(1,893)	—	(1,893)
Balance, June 30, 2020	30,871,246	$434,596	49,766	$1,830	215,569,712	$6,238,150	156,433	$4,267	$6,678,843	$1,218	$6,680,061

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$198,626	$142,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,136	239,036
Gain on real estate assets, net	(97,046)	(34,303)
Impairments	45,978	20,474
Equity-based compensation	7,029	6,926
Equity in income of unconsolidated entities	(911)	(1,743)
Distributions from unconsolidated entities	911	861
(Gain) loss on other investments	(672)	683
Loss on extinguishment and forgiveness of debt, net	2,097	1,480
Changes in assets and liabilities:
Investment in direct financing leases	741	736
Rent and tenant receivables, operating lease right-of-use and other assets, net	2,004	(30,158)
Accounts payable and accrued expenses	(16,520)	(13,870)
Deferred rent, operating lease and other liabilities	(2,951)	(12,138)
Net cash provided by operating activities	362,422	320,952
Cash flows from investing activities:
Investments in real estate assets	(318,750)	(147,121)
Capital expenditures and leasing costs	(12,371)	(15,665)
Real estate developments	(6,599)	(6,469)
Investments in unconsolidated entities	(2,180)	(10,066)
Return of investment from unconsolidated entities	3,330	970
Proceeds from disposition of real estate	360,587	204,114
Investment in leasehold improvements and other assets	(125)	(314)
Investments in mezzanine position	—	(9,959)
Deposits for real estate assets	(6,161)	(1,420)
Uses and refunds of deposits for real estate assets	5,760	4,036
Proceeds from the settlement of property-related insurance claims	1,123	48
Net cash provided by investing activities	24,614	18,154
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,032
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(329,182)	(135,036)
Proceeds from credit facility	—	902,000
Payments on credit facility, including swap termination payments	—	(1,052,000)
Proceeds from corporate bonds	—	594,864
Extinguishment costs related to the redemption of corporate bonds	—	(26)
Extinguishment costs related to the repurchases of convertible notes	—	(50,326)
Payments of deferred financing costs	(1,195)	(6,946)
Refunds of deferred financing costs	280	—
Repurchases of Common Stock to settle tax obligations	(1,781)	(2,378)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,336	—
Redemption of Series F Preferred Stock	(100,041)	(52)
Distributions paid	(208,754)	(324,032)
Net cash used in financing activities	(639,337)	(72,900)
Net change in cash and cash equivalents and restricted cash	(252,301)	266,206

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents and restricted cash, beginning of period	$537,381	$33,880

Cash and cash equivalents and restricted cash, end of period	285,080	300,086

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$523,539	$12,921
Restricted cash at beginning of period	13,842	20,959
Cash and cash equivalents and restricted cash at beginning of period	537,381	33,880

Cash and cash equivalents at end of period	275,496	278,883
Restricted cash at end of period	9,584	21,203
Cash and cash equivalents and restricted cash at end of period	$285,080	$300,086

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited)
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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of June 30, 2021. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) or Series F Preferred Units of limited partnership interests in the OP (“Series F Preferred Units”), for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock or Series F Preferred Stock, as applicable, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Merger with Realty Income Corporation
On April 29, 2021, the Company and the OP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Realty Income Corporation (“Realty Income”), Rams MD Subsidiary I, Inc., a wholly owned subsidiary of Realty Income (“Merger Sub 1”), and Rams Acquisition Sub II, LLC, a wholly owned subsidiary of Realty Income (“Merger Sub 2”) whereby Merger Sub 2 will be merged with and into the OP (the “Partnership Merger”), with the OP continuing as the surviving entity and, immediately thereafter, VEREIT will be merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation (the “Merger” and, together with the Partnership Merger, the “Mergers”).
Pursuant to the terms and subject to the conditions of the Merger Agreement, each VEREIT common stockholder will have the right to receive 0.705 of newly issued shares of Realty Income common stock (the “Realty Income Common Stock”), par value $0.01 per share. In addition, at the effective time of the Partnership Merger (i) each outstanding General Partner OP Unit will remain outstanding as a common unit of partnership interest in the surviving entity, and (ii) certain outstanding Limited Partner OP Units will be converted into 0.705 of a newly issued share of Realty Income Common Stock, subject to adjustment. Holders of the Limited Partner OP Units will receive cash in lieu of fractional shares.
In connection with the Merger, the Company and Realty Income intend to contribute some or all of their office real properties to a newly formed, wholly owned subsidiary ("OfficeCo"), and, following the Merger, Realty Income intends to distribute the outstanding voting shares of common stock in OfficeCo to the shareholders of the combined company on a pro

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited)
rata basis (the "Spin-Off"). Following the consummation of the Spin-Off, the Company and Realty Income intend for OfficeCo to operate as a separate, publicly-traded REIT. Subject to the terms and conditions of the Merger Agreement, the Company and Realty Income may also seek to sell some or all of the OfficeCo business in connection with the closing of the Merger.
The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement, including the approval of both companies’ shareholders. The boards of directors of the Company and Realty Income have unanimously approved the Merger Agreement. The Mergers are expected to close during the fourth quarter of 2021.
Series F Preferred Stock
On July 16, 2021, the Company announced that it intends to redeem all Series F Preferred Stock on August 15, 2021. Concurrently with the redemption of the Series F Preferred Stock, the OP intends to redeem all outstanding Series F Preferred Units of VEREIT OP in accordance with the terms of the OP’s agreement of limited partnership. From and after the redemption date, the Series F Preferred Stock and Series F Preferred Units will no longer be deemed outstanding and dividends shall cease to accrue.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, certain third parties have been issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each annual reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of each of June 30, 2021 and December 31, 2020, there were approximately 0.2 million Limited Partner OP Units issued and outstanding, respectively. As of each of June 30, 2021 and December 31, 2020, there were 49,766 Limited Partner Series F Preferred Units issued and outstanding, respectively.
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
June 30, 2021 (Unaudited) – (Continued)
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
Prior Period Correction
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2020, the Company identified an overstatement in amounts recorded to depreciation expense. As a result, the Company revised the accompanying consolidated balance sheets as of December 31, 2020 to reduce accumulated depreciation and amortization and accumulated deficit and increase the General Partner's common equity by $30.6 million. The Company also revised the accompanying consolidated statements of operations to reduce depreciation and amortization by $1.9 million for the three months ended June 30, 2020 and by $1.9 million for the six months ended June 30, 2020, which impacted total operating expenses, income before taxes, net income and net income attributable to the OP/General Partner. Basic and diluted net income per share attributable to common stockholders/unitholders (adjusted for the one-for-five stock split) for the three months ended June 30, 2020 changed from $0.19 to $0.20 and for the six months ended June 30, 2020 changed from $0.53 to $0.54. The Company also revised the accompanying consolidated statements of changes in equity to reduce the accumulated deficit balances and increase the General Partner’s common equity at January 1, 2021 and 2020 by $30.6 million and $26.9 million, respectively. For the periods in which the Company revised net income, it made corresponding changes to net income in the accompanying consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows. There was no impact to net cash provided by operating activities in the accompanying consolidated statements of cash flows due to the revisions. The Company determined that the correction is not material to the previously issued consolidated financial statements.
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and six months ended June 30, 2021, rental revenue

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
increased by $2.5 million and $0.8 million, respectively, as the Company deemed certain previously reserved receivables as collectible, which exceeded amounts deemed uncollectible during the three and six months ended June 30, 2021.
Rental revenue also includes lease termination income collected from tenants to allow for the tenant to vacate their space prior to their scheduled termination dates, as well as amortization of above and below-market leases.
Merger, litigation and non-routine costs, net
The Company incurred costs for legal, investment banking and other services associated with the Merger, as well as legal fees and settlements associated with litigations and investigations resulting from the Audit Committee Investigation (defined below) and other corporate matters which are considered non-routine.
Merger, litigation and non-routine costs, net include the following costs and recoveries (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Merger, litigation and non-routine costs, net:
Merger costs	$12,673	$—	$12,673	$—
Legal fees and settlements (1) (2)	277	(118)	345	(6,211)
Insurance recoveries	(6,345)	—	(6,345)	(2,471)
Total	$6,605	$(118)	$6,673	$(8,682)
___________________________________
(1)Includes all fees and litigation settlements associated with various corporate matters and litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Audit Committee Investigation”), net of accrual reversals.
(2)The negative balance for the three and six months ended June 30, 2020 is a result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Equity-based Compensation
The Company had a 2011 equity-based incentive award plan (the “2011 Equity Plan”) for non-executive directors, officers, other employees and advisors or consultants who provided services to the Company, as applicable, and a non-executive director restricted share plan, which were accounted for under U.S. GAAP for share-based payments. On June 3, 2021, the Company’s stockholders, upon the recommendation of the Board, approved the VEREIT, Inc. 2021 Equity Incentive Plan (the “2021 Plan”), which replaced the Company’s 2011 Equity Plan and the non-executive director restricted share plan. All officers, employees, non-employee directors and consultants of the Company and its subsidiaries are eligible to receive awards under the 2021 Plan, which is accounted for under U.S. GAAP for share-based payments. The expense for equity-based incentive awards is recognized over the vesting period or when the requirements for exercise of the award have been met.
As of June 3, 2021, the General Partner had cumulatively awarded under its 2011 Equity Plan approximately 4.0 million shares of Common Stock, which was comprised of 0.8 million restricted share awards (“Restricted Shares”), net of the forfeiture of 0.7 million Restricted Shares through that date, 1.9 million restricted stock units (“Restricted Stock Units”), net of the forfeiture/cancellation of 0.4 million Restricted Stock Units through that date, 0.2 million deferred stock units (“Deferred Stock Units”), and 1.1 million stock options (“Stock Options”), net of forfeiture/cancellation of 0.1 million Stock Options through that date. As of June 3, 2021, the General Partner had cumulatively awarded a total of 9,000 shares under the non-executive director restricted share plan. As of June 30, 2021, the General Partner had cumulatively awarded 582 Deferred Stock Units under its 2021 Plan.
As of June 30, 2021, approximately 9.1 million shares, including 0.3 million shares of Common Stock subject to awards granted under the 2011 Plan that may become available for issuance or reissuance, as applicable, under the 2021 Plan if such awards are forfeited, canceled or otherwise terminated (other than by exercise), were available for issuance under the 2021 Plan.
The following is a summary of equity-based compensation expense for the three and six months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Time-Based Restricted Stock Units (1)	$1,504	$1,397	$2,942	$2,782
Long-Term Incentive-Based Restricted Stock Units	1,439	1,401	2,554	2,500
Deferred Stock Units	1,027	947	1,112	1,019
Stock Options	167	326	421	625
Total	$4,137	$4,071	$7,029	$6,926
___________________________________
(1)Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of June 30, 2021, total unrecognized compensation expense related to these awards was approximately $24.3 million, with an aggregate weighted-average remaining term of 2.5 years.
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
June 30, 2021 (Unaudited) – (Continued)
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the six months ended June 30, 2021, the Company acquired controlling financial interests in 106 commercial properties for an aggregate purchase price of $318.9 million (the “2021 Acquisitions”), which includes $3.1 million of external acquisition-related expenses that were capitalized. Additionally, the Company placed in service one build-to-suit development project in which the Company invested $45.5 million, including $0.9 million of external acquisition-related expenses and interest that were capitalized and the land parcel acquired during the year ended December 31, 2020.
During the six months ended June 30, 2020, the Company acquired controlling financial interests in 25 commercial properties for an aggregate purchase price of $147.1 million (the “2020 Acquisitions”), which includes the land parcel and capitalized external acquisition-related expenses and interest for the build-to-suit development discussed above.
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Real estate investments, at cost:
Land	$61,668	$19,953
Buildings, fixtures and improvements	181,458	95,728
Total tangible assets	243,126	115,681
Acquired intangible assets:
In-place leases and other intangibles (1)	29,708	15,739
Above-market leases (2)	48,776	15,701
Assumed intangible liabilities:
Below-market leases (3)	(2,726)	—
Total purchase price of assets acquired	$318,884	$147,121
____________________________________
(1)The weighted average amortization period for acquired in-place leases and other intangibles is 15.5 years and 18.1 years for 2021 Acquisitions and 2020 Acquisitions, respectively.
(2)The weighted average amortization period for acquired above-market leases is 17.4 years and 20.1 years for 2021 Acquisitions and 2020 Acquisitions, respectively.
(3)The weighted average amortization period for assumed below-market leases is 19.9 years for 2021 Acquisitions.
Property Dispositions and Real Estate Assets Held for Sale
During the six months ended June 30, 2021, the Company disposed of 52 properties, for an aggregate sales price of $369.9 million. The dispositions resulted in proceeds of $360.6 million after closing costs. The Company recorded a gain of $93.2 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the six months ended June 30, 2020, the Company disposed of 47 properties, including the sale of two consolidated properties to the office partnership, for an aggregate sales price of $219.2 million, of which our share was $216.7 million after the profit participation payments related to the disposition of three Red Lobster properties. The dispositions resulted in proceeds of $204.1 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $34.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of June 30, 2021, there were eight properties classified as held for sale with a carrying value of $29.0 million, included in real estate assets held for sale, net, primarily comprised of land of $4.8 million and building, fixtures and improvements, net of $24.1 million, in the accompanying consolidated balance sheets, and are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During each of the six months ended June 30, 2021 and 2020, the Company recorded a loss of $0.2 million, related to held for sale properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	June 30, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $825,921 and $810,597, respectively	17.5	$715,226	$745,026
Leasing commissions, net of accumulated amortization of $8,679 and $7,565, respectively	9.7	16,471	16,042
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $131,756 and $125,455, respectively	27.0	210,125	167,776
Total intangible lease assets, net		$941,822	$928,844

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $111,352 and $106,504, respectively	20.0	$115,831	$120,938
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $3.4 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $56.8 million and $73.3 million for the six months ended June 30, 2021 and 2020, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of June 30, 2021 (in thousands):

	Remainder of 2021	2022	2023	2024	2025	2026
In-place leases and other intangibles:
Total projected to be included in amortization expense	$52,910	$94,296	$84,846	$75,829	$63,870	$57,575
Leasing commissions:
Total projected to be included in amortization expense	1,421	2,666	2,375	2,162	1,902	1,667
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	10,726	21,279	20,374	19,014	17,548	15,488
Below-market lease liabilities:
Total projected to be included in rental revenue	6,995	13,145	12,464	10,673	9,456	8,921
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the consolidated joint venture had total assets of $32.5 million and $33.0 million, respectively, of which $28.3 million and $29.1 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $14.9 million and $14.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company is generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Investment in Unconsolidated Entities
The following is a summary of the Company’s investments in unconsolidated entities as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment		Equity in Income
					Six Months Ended
Investment	June 30, 2021		June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2020
Industrial Partnership	20%	7	$42,697	$45,378	$501	$347
Office Partnership (2)	20%	5	14,964	13,435	410	199
Faison JV Bethlehem GA (3)	—%	—	—	—	—	1,197
Total unconsolidated joint ventures			$57,661	$58,813	$911	$1,743
Preferred equity (4)			22,826	22,826	—	—
Total investment in unconsolidated entities			$80,487	$81,639	$911	$1,743
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
(2)During the six months ended June 30, 2021, the office partnership acquired one property from a third party for a purchase price of $26.4 million.
(3)During the six months ended June 30, 2020, the Company had a 90% ownership interest in one property. On October 30, 2020, the Company closed on the purchase of the joint venture partner’s 10% ownership interest.
(4)Represents a preferred equity interest in the development of one distribution center in which the Company is entitled to receive a cumulative preferred return of 9% per year on its contributions of $22.8 million. The Company has no further obligation to make additional contributions.
The aggregate debt outstanding of unconsolidated joint ventures and for the development of one distribution center in which the Company holds a preferred equity interest was $652.6 million and $550.5 million as of June 30, 2021 and December 31, 2020, respectively, which is non-recourse to the Company, as discussed in Note 6 – Debt.
The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreements, which include provisions for when additional contributions may be required to fund certain cash shortfalls.
Note 4 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Straight-line rent receivable, net	$284,003	$278,831
Accounts receivable, net	47,229	53,051
Deferred costs, net (1)	3,500	5,185
Investment in direct financing leases, net	5,806	6,547
Investment in Retained REITs (2)	7,929	7,255
Prepaid expenses	5,646	3,850
Leasehold improvements, property and equipment, net (3)	3,398	3,991
Other assets, net	7,675	7,910
Total	$365,186	$366,620
___________________________________
(1)Amortization expense for deferred costs related to the revolving credit facilities totaled $0.8 million for each of the three months ended June 30, 2021 and 2020, and $1.7 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $54.6 million and $52.9 million as of June 30, 2021 and December 31, 2020, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
(2)On February 1, 2018, the Company sold certain of its equity investments to CCA Acquisition, LLC, an affiliate of CIM Group, LLC, retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V” and, collectively with CCIT II and CCIT III, the “Retained REITs”). On December 21, 2020, CIM Real Estate Finance Trust, Inc. acquired CCIT III and CCPT V. On March 1, 2021, Griffin Capital Essential Asset REIT, Inc. acquired CCIT II. Subsequent to the Company’s sale of Cole Capital, it carries these investments at fair value, as it does not exert significant influence over the Retained REITs, and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations. During the six months ended June 30, 2021 and 2020, the Company recognized a gain of $0.7 million and a loss of $0.7 million, respectively, related to the change in fair value.
(3)Amortization expense for leasehold improvements totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively, with no related write-offs. Amortization expense for leasehold improvements totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively, with no related write-offs. Accumulated amortization was $3.6 million and $3.4 million as of June 30, 2021 and December 31, 2020, respectively. Depreciation expense for property and equipment totaled $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively. Depreciation expense for property and equipment totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively. Accumulated depreciation was $7.0 million and $6.5 million as of June 30, 2021 and December 31, 2020, respectively.
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
Items Measured at Fair Value on a Recurring Basis
The fair value of the Investment in Retained REITs was $7.9 million and $7.3 million as of June 30, 2021 and December 31, 2020, respectively. The fair values were estimated using the net asset value per share, as most recently disclosed by each applicable REIT. Each of the Retained REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Retained REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the six months ended June 30, 2021 and 2020 (in thousands):

Investment in Retained REITs
Beginning balance, January 1, 2021	$7,255
Unrealized gain included in other income, net	674
Ending Balance, June 30, 2021	$7,929

Beginning balance, January 1, 2020	$7,552
Unrealized loss included in other income, net	(685)
Ending Balance, June 30, 2020	$6,867
Items Measured at Fair Value on a Non-Recurring Basis
Certain financial and nonfinancial assets and liabilities are measured at fair value on a non-recurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
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
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 39 properties were deemed to be impaired resulting in impairment charges of $46.0 million during the six months ended June 30, 2021 that relate to certain office, retail and restaurant properties which, during the six months ended June 30, 2021, were identified by management for potential sale or were determined would not be re-leased by the tenant. There were no impairment charges directly attributable to the COVID-19 pandemic during the six months ended June 30, 2021.
During the six months ended June 30, 2020, net real estate assets related to 38 properties, were deemed to be impaired resulting in impairment charges of $20.5 million. The impairment charges relate to certain retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy during the six months ended June 30, 2020, were identified by management for potential sale or were determined would not be re-leased by the tenant.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the six months ended June 30, 2021, the Company used a range of discount rates from 7.9% to 8.6% with a weighted-average rate of 8.4% and capitalization rates from 7.4% to 8.1% with a weighted-average rate of 7.9%.
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

	Level	Carrying Amount at June 30, 2021	Fair Value at June 30, 2021	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020
Liabilities (1):
Mortgage notes payable and other debt, net	2	$1,007,026	$1,052,723	$1,334,689	$1,384,490
Corporate bonds, net	2	4,624,448	5,066,028	4,622,951	5,123,588
Total liabilities		$5,631,474	$6,118,751	$5,957,640	$6,508,078
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Note 6 – Debt
As of June 30, 2021, the Company had $5.6 billion of debt outstanding, including net premiums (discounts) and net deferred financing costs, with a weighted-average years to maturity of 5.8 years and a weighted-average interest rate of 3.89%. The following table summarizes the carrying value of debt as of June 30, 2021 and December 31, 2020, and the debt activity for the six months ended June 30, 2021 (in thousands):

		Six Months Ended June 30, 2021
	Balance as of December 31, 2020	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of June 30, 2021
Mortgage notes payable:
Outstanding balance	$1,333,195	$—	$(326,087)	$—	$1,007,108
Net premiums (discounts) (1)	1,495	—	(1,043)	(534)	(82)
Deferred costs	(5,855)	—	353	972	(4,530)
Mortgage notes payable, net	1,328,835	—	(326,777)	438	1,002,496

Corporate bonds:
Outstanding balance	4,650,000	—	—	—	4,650,000
Discount (2)	(27,049)	—	—	1,497	(25,552)
Deferred costs	(38,721)	—	—	2,559	(36,162)
Corporate bonds, net	4,584,230	—	—	4,056	4,588,286

Total debt	$5,913,065	$—	$(326,777)	$4,494	$5,590,782
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

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of June 30, 2021 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)		Weighted-Average Years to Maturity (3)
Fixed-rate debt	216	$1,171,865	$992,195	4.88%		2.1
Variable-rate debt	1	28,297	14,913	3.75%	(4)	0.1
Total (5)	217	$1,200,162	$1,007,108	4.86%		2.1
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
(4)Weighted-average interest rate for variable-rate debt represents the interest rate in effect as of June 30, 2021.
(5)The table above does not include mortgage notes associated with unconsolidated joint ventures and preferred equity investments of $652.6 million, which are non-recourse to the Company.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. As of June 30, 2021, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to June 30, 2021 (in thousands):

Total
July 1, 2021 - December 31, 2021	$15,705
2022	239,201
2023	124,217
2024	621,021
2025	1,078
2026	1,138
Thereafter	4,748
Total	$1,007,108
Corporate Bonds
As of June 30, 2021, the OP had $4.65 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance June 30, 2021	Interest Rate	Maturity Date
Senior Notes due 2024	$500,000	4.600%	February 6, 2024
Senior Notes due 2025	550,000	4.625%	November 1, 2025
Senior Notes due 2026	600,000	4.875%	June 1, 2026
Senior Notes due 2027	600,000	3.950%	August 15, 2027
Senior Notes due January, 2028	600,000	3.400%	January 15, 2028
Senior Notes due June, 2028	500,000	2.200%	June 15, 2028
Senior Notes due 2029	600,000	3.100%	December 15, 2029
Senior Notes due 2032	700,000	2.850%	December 15, 2032
Total balance and weighted-average interest rate	$4,650,000	3.685%
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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of June 30, 2021, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
As of June 30, 2021, no amounts were outstanding under the Revolving Credit Facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of June 30, 2021, there were $1.9 million of letters of credit outstanding.
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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2021.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of June 30, 2021 and December 31, 2020, the Company had no interest rate swaps that were designated as qualifying hedging relationships. The Company had interest rate swap agreements with an aggregate $900.0 million notional amount, which were designated as cash flow hedges, and forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges, that were terminated during the fourth quarter of 2020.
During the three and six months ended June 30, 2020, the Company recorded unrealized losses of $6.5 million and $85.0 million for changes in the fair value of the cash flow hedges in accumulated other comprehensive income. There were no such gains or losses recorded during the three and six months ended June 30, 2021.
The Company reclassified previous losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and losses of $4.6 million and $6.6 million for the three and six months ended June 30, 2020, respectively, from accumulated other comprehensive income (loss) into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures:
Cash paid for interest	$118,443	$126,173
Cash paid for income taxes	$3,555	$3,885
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$18,205	$13,513
Real estate contributions to industrial partnership and office partnership	$—	$7,494
Distributions declared and unpaid	$106,999	$85,231
Real estate investments received from lease related transactions	$4,076	$259
Note receivable for disposal of real estate investments	$4,500	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Accrued interest	$39,856	$44,164
Accrued real estate and other taxes	26,299	27,689
Accrued merger costs, legal fees and litigation settlements	4,798	11,245
Accounts payable	1,572	1,895
Accrued other	44,920	32,022
Total	$117,445	$117,015
Note 10 – Commitments and Contingencies
The Company is party to various legal proceedings and claims which it believes are routine in nature and incidental to the operation of its business. Although we do not expect that these legal proceedings and claims will have a material adverse effect on our financial position, liquidity or results of operations, an adverse result in one or more matters could negatively affect our results in the period in which they occur, or in future periods.
As previously disclosed, on April 29, 2021, the Company entered into the Merger Agreement with Realty Income, Merger Sub 1 and Merger Sub 2. Pursuant to the terms and conditions of the Merger Agreement, upon the closing, (i) Merger Sub 2 will be merged with and into the OP, with the OP continuing as the surviving entity and, immediately following the Partnership Merger, (ii) VEREIT, Inc. will be merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation.
In connection with the proposed Mergers, Realty Income filed with the SEC a registration statement on Form S-4 containing a joint proxy statement/prospectus, as amended, and the Company filed a definitive proxy statement and Realty Income filed a definitive proxy statement/prospectus with the SEC, each dated June 29, 2021 (collectively, the “joint proxy statement/prospectus”), which the Company and Realty Income first mailed to their respective shareholders and stockholders on or about July 9, 2021.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Following the announcement of the Merger Agreement, purported stockholders of the Company have filed twelve lawsuits challenging disclosures related to the Merger (the “Complaints”). The Complaints are Stein v. VEREIT, Inc., et al., Case No. 1:21-cv-01409 (D. Md. June 7, 2021) (the “Stein Complaint”); Bowles v. VEREIT, Inc., et al., Case No. 1:21-cv-00845 (D. Del. June 10, 2021) (the “Bowles Complaint”); Leach v. VEREIT, Inc., et al., Case No. 1:21-cv-05270 (S.D.N.Y. June 14, 2021) (the “Leach Complaint”); Jenkins v. VEREIT, Inc., et al., Case No. 1:21-cv-05286 (S.D.N.Y. June 15, 2021) (the “Jenkins Complaint”); Tacka v. VEREIT, Inc., et al., Case No. 1:21-cv-05357 (S.D.N.Y. June 17, 2021) (the “Tacka Complaint”); Congregation Zichron Moishe v. VEREIT, Inc., et al., Case No. 1:21-cv-01729 (D. Colo. June 24, 2021) (the “Congregation Zichron Moishe Complaint”); Mishra v. VEREIT, Inc., et al., Case No. 1:21-cv-01758 (D. Colo. June 28, 2021) (the “Mishra Complaint”); Walker v. VEREIT, Inc., et al., Case No. 1:21-cv-01791 (D. Colo. July 1, 2021) (the “Walker Complaint”); Ciccotelli v. VEREIT, Inc., et al., Case No. 2:21-cv-02983 (E.D. Pa. July 2, 2021) (the “Ciccotelli Complaint”); Upton v. VEREIT, Inc., et al., Case No. 1:21-cv-06129 (S.D.N.Y. July 16, 2021) (the “Upton Complaint”); Matten v. VEREIT, Inc., et al., Case No. 1:21-cv-06212 (S.D.N.Y. July 21, 2021) (the “Matten Complaint”); and Halberstam v. VEREIT, Inc., et al., Case No. 1:21-cv-02000 (D. Colo. July 23, 2021 (the “Halberstam Complaint”).
The Stein, Leach, Tacka, Matten and Halberstam Complaints name VEREIT, Inc. and the members of the Company’s board of directors as defendants. The Congregation Zichron Moishe, Mishra, Walker and Upton Complaints name VEREIT, Inc., the OP, and the members of the Company’s board of directors as defendants. The Bowles and Ciccotelli Complaints name VEREIT, Inc., the members of the Company’s board of directors, OP, Realty Income, Merger Sub 1 and Merger Sub 2 as defendants. The Jenkins Complaint names VEREIT, Inc., the members of the Company’s board of directors, Realty Income, Merger Sub 1 and Merger Sub 2 as defendants.
Each of the Complaints alleges that VEREIT, Inc. and the members of the Company’s board of directors violated Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 14a-9 promulgated thereunder by preparing and disseminating a registration statement that misstates or omits certain allegedly material information. Each of the Complaints also alleges that the members of the Company’s board of directors violated Section 20(a) of the Exchange Act by causing the Company to disseminate a misleading registration statement. The Bowles and Ciccotelli Complaints further allege that Realty Income and the OP violated Section 20(a) of the Exchange Act. The Mishra, Congregation Zichron Moishe, Walker and Upton Complaints further allege that Realty Income and the OP violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The Jenkins Complaint further alleges that Realty Income, Merger Sub 1 and Merger Sub 2 violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, that the members of the Company’s board of directors have violated the fiduciary duties they owe towards the Company’s stockholders by causing the Company to enter into the Merger at an unfair price and through an unfair process, and that VEREIT, Inc., Realty Income, Merger Sub 1 and Merger Sub 2 aided and abetted this alleged breach of fiduciary duty.
Each of the Complaints seeks, among other things, injunctive relief enjoining the consummation of the Merger, if the Merger is consummated, rescission or rescissory damages and an award of the plaintiff’s costs, including attorneys’ and experts’ fees.
The Company and all of the individual defendants named in the Complaints believe that the claims asserted in the Complaints are entirely without merit. While the defendants believe that the disclosures set forth in the joint proxy statement/prospectus comply fully with applicable law, to moot plaintiffs’ disclosure claims and to avoid nuisance, potential expense and delay, on July 30, 2021, the Company voluntarily supplemented the joint proxy statement/prospectus with certain disclosures. In light of these additional disclosures, counsel for the plaintiffs who filed the Complaints agreed to dismiss, or seek authority from their clients to dismiss, their respective actions. On August 2, 2021, plaintiff’s counsel in the Stein case voluntarily dismissed the Stein Complaint. Nothing in the Company’s supplemental disclosures will be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein or of the existence of any misrepresentations or omissions in the joint proxy statement/prospectus. To the contrary, the Company denies all allegations in the Complaints that any additional disclosure was or is required.
Purchase Commitments
In the normal course of business, the Company enters into various types of commitments to purchase real estate properties. These commitments are generally subject to the Company’s customary due diligence process and, accordingly, a number of specific conditions must be met before the Company is obligated to purchase the properties.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect on the results of operations.
Note 11 – Leases
Lessor
The Company is the lessor for its 3,885 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.04 years to 24.8 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed:
Cash rent	$272,136	$253,117	$535,477	$522,702
Straight-line rent	4,613	3,404	8,832	5,458
Lease intangible amortization	(1,830)	(788)	(3,377)	(1,536)
Property operating cost reimbursements	1,285	1,363	2,672	2,791
Sub-lease (1)	4,755	5,279	9,724	10,543
Total fixed	280,959	262,375	553,328	539,958

Variable (2)	9,483	16,039	27,290	36,852
Income from direct financing leases	125	162	258	352
Total rental revenue	$290,567	$278,576	$580,876	$577,162
____________________________________
(1)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
(2)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of June 30, 2021 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
July 1, 2021 - December 31, 2021	$516,726	$1,002
2022	1,003,660	1,925
2023	941,664	1,565
2024	875,621	510
2025	775,240	169
2026	714,932	171
Thereafter	4,410,979	484
Total	$9,238,822	$5,826
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.2 years to 78.1 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 15.7 years as of June 30, 2021. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.91% as of June 30, 2021. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
The following table presents the lease expense components for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost (1)	$5,479	$6,135	$11,227	$13,710
Sublease income (2)	$(4,755)	$(5,279)	$(9,724)	$(10,543)
___________________________________
(1)No cash paid for operating lease liabilities was capitalized.
(2)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
During the six months ended June 30, 2021, the Company reduced the right-of-use assets and operating lease liabilities by $0.6 million and $4.1 million, respectively, for non-cash activity related to dispositions and lease modifications. The Company increased the right-of-use assets and operating lease liabilities each by less than $0.1 million during the six months ended June 30, 2020.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of June 30, 2021 (in thousands).

Future Minimum Lease Payments
July 1, 2021 - December 31, 2021	$10,950
2022	21,115
2023	20,617
2024	19,988
2025	19,674
2026	18,241
Thereafter	187,269
Total	297,854
Less: imputed interest	98,293
Total	$199,561

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
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
As of June 30, 2021, the General Partner had approximately 229.1 million shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 229.1 million General Partner OP Units issued and outstanding as of June 30, 2021, corresponding to the General Partner’s outstanding shares of Common Stock.
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
During the six months ended June 30, 2021, the Company issued an aggregate of 35,710 shares under the Prior ATM Program, at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million. As of June 30, 2021, the Company sold an aggregate of $572.2 million under the Prior ATM Program, which had an initial capacity of $750.0 million. No shares have been issued under the New ATM Program as of June 30, 2021.
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
During the six months ended June 30, 2021, the Company redeemed a total of 4.0 million shares of Series F Preferred Stock, representing approximately 21.20% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of 2021. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share. As of June 30, 2021, there were approximately 14.9 million shares of Series F Preferred Stock, approximately 14.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Common Stock Dividends
On May 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the second quarter of 2021 of $0.462 per share of Common Stock. The dividend was paid on July 15, 2021 to Common Stock stockholders of record as of June 30, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Share Repurchase Program
The Company has a share repurchase program (the “Share Repurchase Program”), that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock. As of June 30, 2021, there were no share repurchases under the Share Repurchase Program.
Note 13 – Net Income (Loss) Per Share/Unit
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income per share computation for the General Partner for the three and six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$77,903	$56,105	$198,626	$142,968
Net income attributable to non-controlling interests	(7)	(31)	(83)	(86)
Net income attributable to the General Partner	77,896	56,074	198,543	142,882
Dividends to preferred shares and units	(6,248)	(12,948)	(12,773)	(25,896)
Net income available to common stockholders used in basic net income per share	71,648	43,126	185,770	116,986
Income attributable to limited partners	35	39	114	101
Net income used in diluted net income per share	$71,683	$43,165	$185,884	$117,087

Weighted average number of Common Stock outstanding - basic	229,251,460	215,673,313	229,205,720	215,630,437
Effect of Limited Partner OP Units and dilutive securities	740,106	237,300	534,391	274,191
Weighted average number of common shares - diluted	229,991,566	215,910,613	229,740,111	215,904,628

Basic and diluted net income per share attributable to common stockholders	$0.31	$0.20	$0.81	$0.54

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021 (Unaudited) – (Continued)
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three and six months ended June 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$77,903	$56,105	$198,626	$142,968
Net loss attributable to non-controlling interests	28	8	31	15
Net income attributable to the Operating Partnership	77,931	56,113	198,657	142,983
Dividends to preferred units	(6,248)	(12,948)	(12,773)	(25,896)
Net income used in basic and diluted net income per unit	$71,683	$43,165	$185,884	$117,087

Weighted average number of common units outstanding - basic	229,403,494	215,829,747	229,357,754	215,786,986
Effect of dilutive securities	588,072	80,866	382,357	117,642
Weighted average number of common units - diluted	229,991,566	215,910,613	229,740,111	215,904,628

Basic and diluted net income per unit attributable to common unitholders	$0.31	$0.20	$0.81	$0.54

Note 14 – Subsequent Events
Common Stock Dividend
On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.462 per share of Common Stock (equaling an annualized dividend rate of $1.848 per share) for the third quarter of 2021 to stockholders of record as of September 30, 2021, which will be paid on October 15, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Preferred Stock
On July 16, 2021, the Company announced that it intends to redeem all Series F Preferred Stock on August 15, 2021. Concurrently with the redemption of the Series F Preferred Stock, the OP intends to redeem all outstanding Series F Preferred Units of VEREIT OP in accordance with the terms of the OP’s agreement of limited partnership. From and after the redemption date, the Series F Preferred Stock and Series F Preferred Units will no longer be deemed outstanding and dividends shall cease to accrue.

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
•Litigation associated with the Merger.
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
•We may be subject to increases in our borrowing costs as a result of changes in interest rates and other factors, including the phasing out of the London Inter-Bank Offered Rate (“LIBOR”) starting in 2021.
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
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. As of June 30, 2021, our portfolio was comprised of 3,885 retail, restaurant, office and industrial real estate properties with an aggregate 89.1 million square feet, of which 97.0% was leased, with a weighted-average remaining lease term of 8.5 years. Omitting the square feet of one redevelopment property and including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, we owned an aggregate of 88.9 million square feet, of which 97.1% was leased, with a weighted-average remaining lease term of 8.5 years as of June 30, 2021.
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

Operating Highlights and Key Performance Indicators
Activity through June 30, 2021
Operations
•Acquired controlling financial interests in 106 commercial properties for an aggregate purchase price of $318.9 million, which includes $3.1 million of external acquisition-related expenses that were capitalized.
•Disposed of 52 properties, for an aggregate sales price of $369.9 million, of which two were office properties disposed of for an aggregate sales price of $35.3 million. The Company recorded a gain of $93.2 million related to the sales.
Debt
•As of June 30, 2021, no amounts were outstanding under the Revolving Credit Facility.
•Total secured debt decreased by $326.1 million, from $1.3 billion to $1.0 billion, which includes prepayment of $232.2 million of mortgage notes.
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
•Declared a quarterly dividend of $0.462 per share of Common Stock for each of the first and second quarters of 2021.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of June 30, 2021, based on annualized rental income of $1.1 billion.
(1)Includes redevelopment property, billboards, construction in progress, land and parking lots.

Industry Diversification
Restaurants - Casual Dining
12.1%
Restaurants - Quick Service
8.5%
Retail - Discount
8.3%
Manufacturing
8.3%
Retail - Pharmacy
6.3%
Retail - Home & Garden
6.1%
Retail - Grocery & Super…
4.6%
Retail - Motor Vehicle
4.5%
Entertainment & Recreation
4.3%
Retail - Gas & Convenience
4.0%

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property metrics of our operating properties as of June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Portfolio Metrics
Operating properties	3,885	3,836
Rentable square feet (in millions)	88.9	88.9
Economic occupancy rate (1)	97.1%	98.8%
Investment-grade tenants (2)	37.8%	37.0%
Weighted-average lease term (in years)	8.5	8.5
Lease rollover: (3)
Annual average	6.1%	6.0%
Maximum for a single year	10.6%	10.9%
____________________________________
(1)Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.
(2)Based on annualized rental income of our real estate portfolio as of June 30, 2021 and 2020, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
(3)Through the end of the next five years as of the respective reporting date.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Financial Metrics
Total revenues	$291,267	$278,997	$582,076	$578,179
Net income	$77,903	$56,105	$198,626	$142,968
Basic and diluted net income per share attributable to common stockholders	$0.31	$0.20	$0.81	$0.54
FFO attributable to common stockholders and limited partners (1)	$175,652	$155,943	$354,640	$337,765
AFFO attributable to common stockholders and limited partners (1)	$186,596	$161,083	$369,643	$342,057
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.81	$0.75	$1.61	$1.58
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
Our business was not materially impacted during the three and six months ended June 30, 2021 and 2020 by the COVID-19 pandemic. During the three months ended June 30, 2021 our rent collection was 99.4% of rental revenue and as of July 21, 2021, we collected $14.2 million of deferred rent, representing approximately 100% of amounts due through June 30, 2021. The full extent of the future impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations remains uncertain.
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs 2020 Increase/(Decrease)	2021	2020	2021 vs 2020 Increase/(Decrease)
Revenues:
Rental	$290,567	$278,576	$11,991	$580,876	$577,162	$3,714
Fees from managed partnerships	700	421	279	1,200	1,017	183
Total revenues	$291,267	$278,997	$12,270	$582,076	$578,179	$3,897
Rental
The increase in rental revenue of $12.0 million and $3.7 million during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to real estate acquisitions, partially offset by real estate dispositions. Subsequent to January 1, 2020, the Company acquired 157 occupied properties for an aggregate purchase price of $661.4 million and disposed of 129 consolidated properties for an aggregate sales price of $808.3 million.
Fees from Managed Partnerships
Fees from managed partnerships consist of fees earned for providing various services to the Company’s unconsolidated joint venture entities. The increase of $0.3 million during the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to acquisition fees earned from the office partnership, which acquired one property during the three months ended June 30, 2021. The increase of $0.2 million during the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to management fees earned for the full six months ended June 30, 2021 related to a property acquired by the office partnership during the six months ended June 30, 2020.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs 2020 Increase/(Decrease)	2021	2020	2021 vs 2020 Increase/(Decrease)
Acquisition-related	$1,428	$1,169	$259	$2,782	$2,692	$90
Merger, litigation and non-routine costs, net	6,605	(118)	6,723	6,673	(8,682)	15,355
Property operating	29,174	29,098	76	59,779	59,588	191
General and administrative	16,451	16,120	331	30,977	31,176	(199)
Depreciation and amortization	105,839	108,733	(2,894)	213,914	232,813	(18,899)
Impairments	14,129	12,094	2,035	45,978	20,474	25,504
Total operating expenses	$173,626	$167,096	$6,530	$360,103	$338,061	$22,042
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals. Acquisition-related expenses remained relatively constant during the three and six months ended June 30, 2021, as compared to the same periods in 2020.

Merger, Litigation and Non-Routine Costs, Net
Merger, litigation and non-routine costs, net increased $6.7 million during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to $12.7 million of costs incurred related to the Merger, offset by insurance recoveries of $6.3 million during the three months ended June 30, 2021, with no comparable expenses or recoveries during the same period in 2020.
Merger, litigation and non-routine costs, net increased $15.4 million during the six months ended June 30, 2021, as compared to the same period in 2020 primarily due to $12.7 million of costs incurred related to the Merger during the six months ended June 30, 2021, offset by an increase in insurance recoveries of $3.9 million. In addition, during the six months ended June 30, 2020, the Company reversed $6.8 million of prior period estimated costs recorded in 2019 that exceeded actual expenses incurred.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. Property operating expenses remained relatively constant during the three and six months ended June 30, 2021, as compared to the same periods in 2020.
General and Administrative Expenses
General and administrative expenses remained relatively constant during the three and six months ended June 30, 2021, as compared to the same periods in 2020.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $2.9 million and $18.9 million during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to the write off of intangible lease assets related to certain properties whose tenants filed for Chapter 11 bankruptcy during 2020 and real estate dispositions.
Impairments
Impairments of $14.1 million and $12.1 million were recorded during the three months ended June 30, 2021 and 2020, respectively. Impairments of $46.0 million and $20.5 million were recorded during the six months ended June 30, 2021 and 2020, respectively. During the three and six months ended June 30, 2021, the impairment charges primarily related to certain office, retail and restaurant properties which were identified by management for potential sale or were determined would not be re-leased by the tenant.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 vs 2020 Increase/(Decrease)	2021	2020	2021 vs 2020 Increase/(Decrease)
Interest expense	$(59,291)	$(65,613)	$(6,322)	$(120,027)	$(130,309)	$(10,282)
Gain (loss) on extinguishment and forgiveness of debt, net	$35	$(200)	$235	$(2,097)	$(1,480)	$617
Other income, net	$3,089	$778	$2,311	$6,755	$953	$5,802
Equity in income of unconsolidated entities	$464	$1,497	$(1,033)	$911	$1,743	$(832)
Gain on disposition of real estate and real estate assets held for sale, net	$16,896	$8,795	$8,101	$92,970	$34,044	$58,926
Provision for income taxes	$(931)	$(1,053)	$(122)	$(1,859)	$(2,101)	$(242)
Interest Expense
The decrease in interest expense of $6.3 million and $10.3 million during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to a decrease in average debt outstanding and weighted average interest rates. At June 30, 2021, the Company had $5.6 billion of debt outstanding with a weighted average interest rate of 3.89%, as compared to $6.0 billion of debt outstanding with a weighted average interest rate of 4.20% at June 30, 2020.
Gain (Loss) on Extinguishment and Forgiveness of Debt, Net
Gain (loss) on extinguishment and forgiveness of debt, net remained relatively constant during the three and six months ended June 30, 2021, as compared to the same periods in 2020.
Other Income, Net
The increase of $2.3 million and $5.8 million in other income, net during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, was primarily due to gains of $2.0 million and $4.1 million recorded during the three and six months ended June 30, 2021, respectively, related to real estate investments received associated with site improvements performed by the tenant, with no comparable activity during the same periods in 2020.
Equity in Income of Unconsolidated Entities
The decrease of $1.0 million and $0.8 million in equity in income during the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to the Company’s purchase of the remaining interest in one unconsolidated joint venture during the fourth quarter of 2020.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The increase in gain on disposition of real estate and real estate assets held for sale, net of $8.1 million during the three months ended June 30, 2021, as compared to the same period in 2020 was due to the Company’s disposition of 22 properties for an aggregate sales price of $109.0 million which resulted in a gain of $17.0 million during the three months ended June 30, 2021, as compared to the disposition of 17 properties for an aggregate sales price of $67.0 million during the same period in 2020, which resulted in a gain of $9.0 million.
The increase in gain on disposition of real estate and real estate assets held for sale, net of $58.9 million during the six months ended June 30, 2021, as compared to the same period in 2020 was due to the Company’s disposition of 52 properties for an aggregate sales price of $369.9 million which resulted in a gain of $93.2 million during the six months ended June 30, 2021, as compared to the disposition of 47 properties for an aggregate sales price of $219.2 million during the same period in 2020, which resulted in a gain of $34.2 million.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained relatively constant during the three and six months ended June 30, 2021, as compared to the same periods in 2020.

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
In addition to FFO, we use adjusted funds from operations (“AFFO”) as a non-GAAP supplemental financial performance measure to evaluate the operating performance of the Company. AFFO, as defined by the Company, excludes from FFO non-routine items such as acquisition-related expenses, merger, litigation and non-routine costs, net and gains or losses on sale of investment securities or mortgage notes receivable. We also exclude certain non-cash items such as impairments of goodwill, intangible and right of use assets, straight-line rent, net direct financing lease adjustments, gains or losses on derivatives, gains or losses on the extinguishment or forgiveness of debt, equity-based compensation and amortization of intangible assets, deferred financing costs, premiums and discounts on debt and investments, above-market lease assets and below-market lease liabilities. Management believes that excluding these items from FFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management, and provides investors a view of the performance of our portfolio over time. AFFO allows for a comparison of the performance of our operations with other publicly-traded REITs, as AFFO, or an equivalent measure, is routinely reported by publicly-traded REITs, and we believe often used by analysts and investors for comparison purposes.
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

The table below presents FFO and AFFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$77,903	$56,105	$198,626	$142,968
Dividends on Series F Preferred Stock	(6,248)	(12,948)	(12,773)	(25,896)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(16,896)	(8,795)	(92,970)	(34,044)
Depreciation and amortization of real estate assets	105,440	108,341	213,140	231,986
Impairment of real estate	14,129	12,094	45,978	20,474
Proportionate share of adjustments for unconsolidated entities	1,324	1,146	2,639	2,277
FFO attributable to common stockholders and limited partners	175,652	155,943	354,640	337,765
Acquisition-related expenses	1,428	1,169	2,782	2,692
Merger, litigation and non-routine costs, net	6,605	(118)	6,673	(8,682)
Loss (gain) on investments	22	142	(673)	683
Amortization of premiums (discounts) on debt and investments, net	555	(362)	642	(1,051)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,830	788	3,377	1,536
Net direct financing lease adjustments	374	372	740	737
Amortization and write-off of deferred financing costs	2,649	2,898	5,204	5,739
(Gain) loss on extinguishment and forgiveness of debt, net	(35)	200	2,097	1,480
Straight-line rent	(4,613)	(3,404)	(8,832)	(5,458)
Equity-based compensation	3,903	3,857	6,572	6,459
Other adjustments, net	(1,638)	441	(3,299)	669
Proportionate share of adjustments for unconsolidated entities	(136)	(843)	(280)	(512)
AFFO attributable to common stockholders and limited partners	$186,596	$161,083	$369,643	$342,057

Weighted-average shares of Common Stock outstanding - basic	229,251,460	215,673,313	229,205,720	215,630,437
Effect of weighted-average Limited Partner OP Units and dilutive securities (1)	740,106	237,300	534,391	274,191
Weighted-average shares of Common Stock outstanding - diluted (2)	229,991,566	215,910,613	229,740,111	215,904,628

AFFO attributable to common stockholders and limited partners per diluted share	$0.81	$0.75	$1.61	$1.58
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
•pay dividends;
•fund the redemption of Series F Preferred Stock and Series F Preferred Units;
•pay merger costs and expenses; and
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
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the six months ended June 30, 2021, the Company disposed of 52 properties for an aggregate sales price of $369.9 million. We expect to continue to explore opportunities to sell additional properties to provide further financial flexibility, however, due to current economic circumstances, we may not be able to dispose of properties on advantageous terms or at all.
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
As of June 30, 2021, no amounts were outstanding under the Revolving Credit Facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of June 30, 2021, there were $1.9 million of letters of credit outstanding.

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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of June 30, 2021.
Corporate Bonds
Summary and Obligations
As of June 30, 2021, the Operating Partnership had $4.65 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of June 30, 2021, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.

Mortgage Notes Payable
Summary and Obligations
As of June 30, 2021, the Company had $1.0 billion of mortgage notes payable, which was collateralized by 217 properties, reflecting a decrease from December 31, 2020 of $326.1 million during the six months ended June 30, 2021, primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 4.86% per annum and had a weighted-average maturity of 2.1 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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

Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of June 30, 2021.
Dividends
On May 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the second quarter of 2021 of $0.462 per share of Common Stock to stockholders of record as of June 30, 2021, which was paid on July 15, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Our Series F Preferred Stock, as discussed in Note 12 – Equity to our consolidated financial statements, will pay cumulative cash dividends at the rate of 6.70% per annum on their liquidation preference of $25.00 per share (equivalent to $1.675 per share on an annual basis) through the previously announced redemption date of August 15, 2021 and thereafter dividends will cease to accrue.
On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the third quarter of 2021 of $0.462 per share of Common Stock consistent with last quarter’s dividend. The dividend will be paid on October 15, 2021 to Common Stock stockholders of record as of September 30, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Redemptions of Series F Preferred Stock and Series F Preferred OP Units
During the six months ended June 30, 2021, the Company redeemed a total of 4.0 million shares of Series F Preferred Stock, representing approximately 21.20% of the issued and outstanding shares of Series F Preferred Stock as of the beginning of 2021. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share. As of June 30, 2021, there were approximately 14.9 million shares of Series F Preferred Stock, approximately 14.9 million corresponding General Partner Series F Preferred Units and 49,766 Limited Partner Series F Preferred Units issued and outstanding. On July 16, 2021, the Company announced that it intends to redeem all Series F Preferred Stock on August 15, 2021. Concurrently with the redemption of the Series F Preferred Stock, the OP intends to redeem all outstanding Series F Preferred Units of VEREIT OP in accordance with the terms of the OP’s agreement of limited partnership.
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
During the six months ended June 30, 2021, the Company issued an aggregate of 35,710 shares under the Prior ATM Program, at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million. As of June 30, 2021, the Company sold an aggregate of $572.2 million under the Prior ATM Program, which had an initial capacity of $750.0 million. No shares were issued during the three months ended June 30, 2021. No shares have been issued under the New ATM Program as of June 30, 2021.
Share Repurchase Program
The Company has a share repurchase program (the “Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock. As of June 30, 2021, there were no share repurchases under the Share Repurchase Program.
Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2021 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$1,007,108	$15,705	$984,439	$2,216	$4,748
Interest payments - mortgage notes (1)	102,032	24,783	76,122	640	487
Principal payments - corporate bonds	4,650,000	—	500,000	1,150,000	3,000,000
Interest payments - corporate bonds	1,054,828	85,669	493,250	249,936	225,973
Operating and ground lease commitments	297,854	10,950	61,720	37,915	187,269
Other commitments (2)	1,923	1,923	—	—	—
Total	$7,113,745	$139,030	$2,115,531	$1,440,707	$3,418,477
____________________________________
(1)Interest payments due in future periods on the $14.9 million of variable rate debt were calculated using a forward LIBOR curve.
(2)Includes letters of credit outstanding.

Cash Flow Analysis for the six months ended June 30, 2021
Operating Activities – During the six months ended June 30, 2021, net cash provided by operating activities increased $41.4 million to $362.4 million from $321.0 million during the same period in 2020. The increase was primarily due to timing of the receipt of tenant receivables. In addition, the Company had $11.2 million of rent abatements during the six months ended June 30, 2020, with no comparable activity during the same period in 2021.
Investing Activities – Net cash provided by investing activities for the six months ended June 30, 2021 increased $6.5 million to $24.6 million from $18.2 million during the same period in 2020. The increase was primarily related to an increase in cash proceeds from dispositions of real estate and joint ventures of $156.5 million and a decrease in cash used for investments in mezzanine position of $10.0 million, unconsolidated entities of $7.9 million and capital expenditures and leasing costs of $3.3 million, offset by an increase in cash used for investments in real estate assets of $171.6 million.
Financing Activities – Net cash used in financing activities for the six months ended June 30, 2021 increased $566.4 million to $639.3 million from $72.9 million during the same period in 2020. During the six months ended June 30, 2021, the Company repaid $329.2 million of mortgage notes payable, redeemed $100.0 million of Series F Preferred Stock and paid $208.8 million of distributions. During the six months ended June 30, 2020, the Company had net proceeds of $594.9 million from corporate bond offerings, net repayments of $150.0 million on the Credit Facility, repaid $135.0 million of mortgage notes payable, repurchased $50.3 million of convertible debt and paid $324.0 million of distributions.
Election as a REIT
The General Partner elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2011. As a REIT, except as discussed below, the General Partner generally is not subject to federal income tax on taxable income that it distributes to its stockholders so long as it distributes at least 90% of its annual taxable income (computed without regard to the deduction for dividends paid and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the General Partner maintains its qualification for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, federal income taxes on certain income and excise taxes on its undistributed income. We believe we are organized and operating in such a manner as to qualify to be taxed as a REIT for the taxable year ending December 31, 2021.
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
Interest Rate Risk
As of June 30, 2021, our debt included fixed-rate debt, with a fair value and carrying value of $6.1 billion and $5.6 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $305.0 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $329.0 million.
As of June 30, 2021, our debt included variable-rate debt with a fair value and carrying value of $14.9 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their June 30, 2021 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.1 million annually. See Note 6 – Debt to our consolidated financial statements.
As the information presented above includes only those exposures that existed as of June 30, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the Federal Reserve Board announced that banks must stop writing new U.S. dollar LIBOR contracts by the end of 2021 and that, no later than June 30, 2023, when U.S. dollar LIBOR will no longer be published, market participants should amend legacy contracts to use the Secured Overnight Financing Rate ("SOFR"), or another alternative reference rate. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest amounts on our variable rate debt as discussed in Note 6 – Debt. See Item 1A. Risk Factors included in the Company’s Annual Report on Form 10-K for further discussion on risks related to changes in LIBOR reporting practices, the method in which LIBOR is determined, or the use of alternative reference rates.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A. “Risk Factors” of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the second quarter of 2021, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes. There were also no share repurchases under the Share Repurchase Program during the second quarter of 2021. See Note 12 – Equity for further discussion.
As discussed in Note 14 – Subsequent Events, on July 16, 2021, the Company announced that it intends to redeem all Series F Preferred Stock on August 15, 2021.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated April 29, 2021, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Realty Income Corporation, Rams MD Subsidiary I, Inc., and Rams Acquisitions Sub II, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on April 30, 2021).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated June 25, 2021, by and among VEREIT, Inc., VEREIT Operating Partnership, L.P., Realty Income Corporation, Rams MD Subsidiary I, Inc., and Rams Acquisition Sub II, LLC (Incorporated by reference to the Company’s Report on Form 8-K (File No. 001-35263), filed with the SEC on June 25, 2021).

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

3.13
Articles of Amendment to the Articles of Amendment and Restatement of VEREIT, Inc., dated June 4, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 7, 2021).

3.14	Amended and Restated Bylaws of VEREIT, Inc., effective June 4, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 7, 2021).
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

4.9	Officer’s Certificate, dated as of June 2, 2016 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.10	Form of 4.875% Senior Notes due 2026 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 3, 2016).
4.11	Officers’ Certificate, dated as of August 11, 2017 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.12	Form of 3.950% Senior Notes due 2027 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on August 11, 2017).
4.13	Officer’s Certificate, dated as of October 16, 2018 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.14	Form of 4.625% Senior Notes due 2025 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on October 16, 2018).
4.15	Officer’s Certificate, dated as of December 4, 2019 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.16	Form of 3.10% Senior Notes due 2029 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on December 4, 2019).
4.17	Officer’s Certificate, dated as of June 29, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
4.18	Form of 3.400% Senior Notes due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 29, 2020).
4.19	Officer’s Certificate, dated as of November 17, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020).
4.20	Form of 2.200% Senior Notes due 2028 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020).
4.21	Form of 2.850% Senior Notes due 2032 (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on November 17, 2020).
10.1†	VEREIT, Inc. 2021 Equity Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-35263), filed with the SEC on June 7, 2021).
31.1*	Certification of the Chief Executive Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of VEREIT, Inc. pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Dated: August 4, 2021