Form 10-Q
period 2021-09-30
VEREIT, Inc.; VEREIT Operating Partnership, L.P.
filed 2021-10-29
CIK 1507385, 1528059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
VEREIT, Inc. Yes ☐ No ☒ VEREIT Operating Partnership, L.P. Yes ☐ No ☒
There were 229,152,001 shares of common stock of VEREIT, Inc. outstanding as of October 26, 2021.

EXPLANATORY NOTE

Combined Reporting
This report combines the Quarterly Reports on Form 10-Q for the three and nine months ended September 30, 2021 of VEREIT, Inc., a Maryland corporation, and VEREIT Operating Partnership, L.P., a Delaware limited partnership, of which VEREIT, Inc. is the sole general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” “VEREIT,” the “Company” or the “General Partner” mean VEREIT, Inc. together with its consolidated subsidiaries, including VEREIT Operating Partnership, L.P., and all references to the “Operating Partnership” or “OP” mean VEREIT Operating Partnership, L.P. together with its consolidated subsidiaries.
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
For the quarterly period ended September 30, 2021

Page
PART I
Item 1. Unaudited Financial Statements	4
Consolidated Balance Sheets of VEREIT, Inc. as of September 30, 2021 and December 31, 2020	4
Consolidated Statements of Operations of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2021 and 2020	5
Consolidated Statements of Comprehensive Income (Loss) of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2021 and 2020	6
Consolidated Statements of Changes in Equity of VEREIT, Inc. for the Three and Nine Months Ended September 30, 2021 and 2020	7
Consolidated Statements of Cash Flows of VEREIT, Inc. for the Nine Months Ended September 30, 2021 and 2020	11
Consolidated Balance Sheets of VEREIT Operating Partnership, L.P. as of September 30, 2021 and December 31, 2020	13
Consolidated Statements of Operations of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2021 and 2020	14
Consolidated Statements of Comprehensive Income (Loss) of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2021 and 2020	15
Consolidated Statements of Changes in Equity of VEREIT Operating Partnership, L.P. for the Three and Nine Months Ended September 30, 2021 and 2020	16
Consolidated Statements of Cash Flows of VEREIT Operating Partnership, L.P. for the Nine Months Ended September 30, 2021 and 2020	19
Notes to Consolidated Financial Statements	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	57
Item 4. Controls and Procedures	58
PART II
Item 1. Legal Proceedings	59
Item 1A. Risk Factors	59
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3. Defaults Upon Senior Securities	59
Item 4. Mine Safety Disclosures	59
Item 5. Other Information	59
Item 6. Exhibits	60
Signatures	63

VEREIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data) (Unaudited)
PART I — FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$2,724,709	$2,699,110
Buildings, fixtures and improvements	9,916,070	10,032,055
Intangible lease assets	1,917,251	1,872,461
Total real estate investments, at cost	14,558,030	14,603,626
Less: accumulated depreciation and amortization	4,002,377	3,833,084
Total real estate investments, net	10,555,653	10,770,542
Operating lease right-of-use assets	185,443	195,518
Investment in unconsolidated entities	80,363	81,639
Cash and cash equivalents	5,874	523,539
Restricted cash	10,803	13,842
Rent and tenant receivables and other assets, net	371,911	366,620
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	31,073	65,583
Total assets	$12,578,893	$13,355,056

LIABILITIES AND EQUITY
Mortgage notes payable, net	$987,704	$1,328,835
Corporate bonds, net	4,590,348	4,584,230
Credit facility	88,000	—
Below-market lease liabilities, net	111,140	120,938
Accounts payable and accrued expenses	137,626	117,015
Deferred rent and other liabilities	58,707	63,204
Distributions payable	105,958	89,514
Operating lease liabilities	196,671	209,104
Total liabilities	6,276,154	6,512,840
Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value, 100,000,000 shares authorized with 18,871,246 issued and outstanding as of December 31, 2020.	—	189
Common stock, $0.01 par value, 1,500,000,000 shares authorized and 229,152,001 and 228,881,547 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,292	2,289
Additional paid-in capital	12,984,914	13,449,412
Accumulated other comprehensive income	831	536
Accumulated deficit	(6,692,338)	(6,617,380)
Total stockholders’ equity	6,295,699	6,835,046
Non-controlling interests	7,040	7,170
Total equity	6,302,739	6,842,216
Total liabilities and equity	$12,578,893	$13,355,056

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental	$289,671	$293,692	$870,547	$870,854
Fees from managed partnerships	521	1,586	1,721	2,603
Total revenues	290,192	295,278	872,268	873,457
Operating expenses:
Acquisition-related	1,373	1,050	4,155	3,742
Merger, litigation and non-routine costs, net	9,445	105	16,118	(8,577)
Property operating	28,854	31,400	88,633	90,988
General and administrative	12,437	14,774	43,414	45,950
Depreciation and amortization	106,668	108,257	320,582	341,070
Impairments	13,272	16,397	59,250	36,871
Total operating expenses	172,049	171,983	532,152	510,044
Other expenses:
Interest expense	(59,768)	(66,935)	(179,795)	(197,244)
(Loss) gain on extinguishment and forgiveness of debt, net	(5)	61	(2,102)	(1,419)
Other income, net	346	73	7,101	1,026
Equity in income of unconsolidated entities	463	663	1,374	2,406
Gain on disposition of real estate and real estate assets held for sale, net	3,369	42,814	96,339	76,858
Total other expenses, net	(55,595)	(23,324)	(77,083)	(118,373)
Income before taxes	62,548	99,971	263,033	245,040
Provision for income taxes	(935)	(1,054)	(2,794)	(3,155)
Net income	61,613	98,917	260,239	241,885
Net income attributable to non-controlling interests (1)	(48)	(51)	(131)	(137)
Net income attributable to the General Partner	$61,565	$98,866	$260,108	$241,748

Basic and diluted net income per share attributable to common stockholders	$0.25	$0.41	$1.06	$0.95
_______________________________________________
(1)Represents net income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$61,613	$98,917	$260,239	$241,885
Total other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	—	3,666	—	(81,383)
Reclassification of previous unrealized loss on interest rate derivatives into net income	99	5,441	295	11,995
Total other comprehensive income (loss)	99	9,107	295	(69,388)

Total comprehensive income	61,712	108,024	260,534	172,497
Comprehensive income attributable to non-controlling interests (1)	(48)	(57)	(131)	(87)
Total comprehensive income attributable to the General Partner	$61,664	$107,967	$260,403	$172,410
_______________________________________________
(1)Represents comprehensive income attributable to limited partners and a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2021	18,871,246	$189	228,881,547	$2,289	$13,449,412	$536	$(6,617,380)	$6,835,046	$7,170	$6,842,216
Issuance of Common Stock, net	—	—	35,710	—	—	—	—	—	—	—
Redemption of Series F Preferred Stock	(4,000,000)	(40)	—	—	(99,960)	—	—	(100,000)	—	(100,000)
Repurchases of Common Stock to settle tax obligation	—	—	(49,237)	—	(1,681)	—	—	(1,681)	—	(1,681)
Equity-based compensation, net	—	—	261,934	2	2,890	—	—	2,892	—	2,892
Distributions declared on Common Stock — $0.462 per common share	—	—	—	—	—	—	(105,858)	(105,858)	—	(105,858)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(70)	(70)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,581)	(1,581)	—	(1,581)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(6,506)	(6,506)	(19)	(6,525)
Net income	—	—	—	—	—	—	120,647	120,647	76	120,723
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Balance, March 31, 2021	14,871,246	$149	229,129,954	$2,291	$13,350,661	$634	$(6,610,678)	$6,743,057	$7,157	$6,750,214
Redemption of Series F Preferred Stock	—	—	—	—	(41)	—	—	(41)	—	(41)
Repurchases of Common Stock to settle tax obligation	—	—	(18,042)	—	(100)	—	—	(100)	—	(100)
Equity-based compensation, net	—	—	37,704	—	4,137	—	—	4,137	—	4,137
Distributions declared on Common Stock — $0.462 per common share	—	—	—	—	—	—	(105,867)	(105,867)	—	(105,867)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(70)	(70)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(20)	(20)	—	(20)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(6,227)	(6,227)	(21)	(6,248)
Net income	—	—	—	—	—	—	77,896	77,896	7	77,903
Other comprehensive income	—	—	—	—	—	98	—	98	—	98
Balance, June 30, 2021	14,871,246	$149	229,149,616	$2,291	$13,354,657	$732	$(6,644,896)	$6,712,933	$7,073	$6,720,006
Redemption of Series F Preferred Stock	(14,871,246)	(149)	—	—	(372,883)	—	—	(373,032)	—	(373,032)
Repurchases of Common Stock to settle tax obligation	—	—	(6,356)	—	(47)	—	—	(47)	—	(47)
Equity-based compensation, net	—	—	8,741	1	3,187	—	—	3,188	—	3,188
Distributions declared on Common Stock — $0.462 per common share	—	—	—	—	—	—	(105,868)	(105,868)	—	(105,868)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(70)	(70)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(26)	(26)	—	(26)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(3,113)	(3,113)	(11)	(3,124)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Net income	—	$—	—	$—	$—	—	$61,565	$61,565	$48	$61,613
Other comprehensive income	—	—	—	—	—	99	—	99	—	99
Balance, September 30, 2021	—	$—	229,152,001	$2,292	$12,984,914	$831	$(6,692,338)	$6,295,699	$7,040	$6,302,739

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Balance, January 1, 2020	30,871,246	$309	215,369,197	$2,153	$13,260,577	$(27,670)	$(6,372,710)	$6,862,659	$7,535	$6,870,194
Conversion of OP Units to Common Stock	—	—	910	—	45	—	—	45	(45)	—
Redemption of Series F Preferred Stock	—	—	—	—	(27)	—	—	(27)	—	(27)
Repurchases of Common Stock to settle tax obligation	—	—	(48,218)	—	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	234,408	2	2,853	—	—	2,855	—	2,855
Distributions declared on Common Stock — $0.6875 per common share	—	—	—	—	—	—	(148,194)	(148,194)	—	(148,194)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(105)	(105)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(1,628)	(1,628)	—	(1,628)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(19)	(12,947)
Net income	—	—	—	—	—	—	86,808	86,808	55	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(76,547)	(55)	(76,602)
Balance, March 31, 2020	30,871,246	$309	215,556,297	$2,155	$13,261,070	$(104,217)	$(6,448,652)	$6,710,665	$7,366	$6,718,031
Redemption of Series F Preferred Stock	—	—	—	—	(25)	—	—	(25)	—	(25)
Equity-based compensation, net	—	—	13,415	1	4,070	—	—	4,071	—	4,071
Distributions declared on Common Stock — $0.385 per common share	—	—	—	—	—	—	(82,997)	(82,997)	—	(82,997)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(61)	(61)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	—	(18)	(18)	—	(18)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(12,928)	(12,928)	(20)	(12,948)
Repurchase of convertible notes	—	—	—	—	(204)	—	—	(204)	—	(204)
Net income	—	—	—	—	—	—	56,074	56,074	31	56,105
Other comprehensive loss	—	—	—	—	—	(1,892)	—	(1,892)	(1)	(1,893)
Balance, June 30, 2020	30,871,246	$309	215,569,712	$2,156	$13,264,911	$(106,109)	$(6,488,521)	$6,672,746	$7,315	$6,680,061
Issuance of Common Stock, net	—	—	2,659,332	27	89,252	—	—	89,279	—	89,279
Redemption of Limited Partners' Common OP Units	—	—	—	—	—	—	—	—	(149)	(149)
Redemption of Series F Preferred Stock	(12,000,000)	(120)	—	—	(299,932)	—	—	(300,052)	—	(300,052)
Repurchases of Common Stock to settle tax obligation	—	—	(250)	—	(8)	—	—	(8)	—	(8)
Equity-based compensation, net	—	—	19,634	—	3,211	—	—	3,211	—	3,211
Distributions declared on Common Stock — $0.385 per common share	—	—	—	—	—	—	(84,026)	(84,026)	—	(84,026)
Distributions to non-controlling interest holders	—	—	—	—	—	—	—	—	(59)	(59)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for share data) (Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock-holders’ Equity	Non-Controlling Interests	Total Equity
Dividend equivalents on awards granted under the Equity Plan	—	$—	—	$—	$—	$—	$(24)	$(24)	$—	$(24)
Distributions to preferred shareholders and unitholders	—	—	—	—	—	—	(10,750)	(10,750)	(21)	(10,771)
Repurchase of convertible notes	—	—	—	—	(26)	—	—	(26)	—	(26)
Net income	—	—	—	—	—	—	98,866	98,866	51	98,917
Other comprehensive income	—	—	—	—	—	9,101	—	9,101	6	9,107
Balance, September 30, 2020	18,871,246	$189	218,248,428	$2,183	$13,057,408	$(97,008)	$(6,484,455)	$6,478,317	$7,143	$6,485,460

The accompanying notes are an integral part of these statements.

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$260,239	$241,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,483	350,600
Gain on real estate assets, net	(100,320)	(77,117)
Impairments	59,250	36,871
Equity-based compensation	10,217	10,137
Equity in income of unconsolidated entities	(1,374)	(2,406)
Distributions from unconsolidated entities	1,122	1,753
(Gain) loss on other investments	(691)	607
Loss on extinguishment and forgiveness of debt, net	2,102	1,419
Changes in assets and liabilities:
Investment in direct financing leases	1,125	1,117
Rent and tenant receivables, operating lease right-of-use and other assets, net	(1,781)	(38,277)
Accounts payable and accrued expenses	11,331	(9,645)
Deferred rent, operating lease and other liabilities	(11,505)	(2,936)
Net cash provided by operating activities	564,198	514,008
Cash flows from investing activities:
Investments in real estate assets	(419,139)	(147,121)
Capital expenditures and leasing costs	(22,722)	(21,102)
Real estate developments	(14,383)	(16,592)
Investments in unconsolidated entities	(2,180)	(21,348)
Return of investment from unconsolidated entities	3,706	1,961
Proceeds from disposition of real estate	420,171	346,675
Investment in leasehold improvements and other assets	(80)	(612)
Deposits for real estate assets	(8,661)	(1,973)
Investments in mezzanine position	—	(9,959)
Uses and refunds of deposits for real estate assets	7,060	4,036
Proceeds from the settlement of property-related insurance claims	1,148	654
Net cash (used in) provided by investing activities	(35,080)	134,619
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,032
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(344,459)	(197,382)
Proceeds from credit facility	192,000	902,000
Payments on credit facility, including swap termination payments	(104,000)	(1,052,000)
Proceeds from corporate bonds	—	594,864
Extinguishment costs related to the redemption of corporate bonds	—	(26)
Extinguishment costs related to the repurchases of convertible notes	—	(69,362)
Payments of deferred financing costs	(1,195)	(7,275)
Refunds of deferred financing costs	280	—
Repurchases of Common Stock to settle tax obligations	(1,828)	(2,386)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,336	89,279
Redemption of Series F Preferred Stock	(473,073)	(300,104)
Redemption of Limited Partners’ Common OP Units	—	(149)

VEREIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Distributions paid	(318,883)	(418,722)
Net cash used in financing activities	(1,049,822)	(460,231)
Net change in cash and cash equivalents and restricted cash	(520,704)	188,396

Cash and cash equivalents and restricted cash, beginning of period	537,381	33,880

Cash and cash equivalents and restricted cash, end of period	16,677	222,276

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$523,539	$12,921
Restricted cash at beginning of period	13,842	20,959
Cash and cash equivalents and restricted cash at beginning of period	537,381	33,880

Cash and cash equivalents at end of period	5,874	207,321
Restricted cash at end of period	10,803	14,955
Cash and cash equivalents and restricted cash at end of period	$16,677	$222,276

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for unit data) (Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate investments, at cost:
Land	$2,724,709	$2,699,110
Buildings, fixtures and improvements	9,916,070	10,032,055
Intangible lease assets	1,917,251	1,872,461
Total real estate investments, at cost	14,558,030	14,603,626
Less: accumulated depreciation and amortization	4,002,377	3,833,084
Total real estate investments, net	10,555,653	10,770,542
Operating lease right-of-use assets	185,443	195,518
Investment in unconsolidated entities	80,363	81,639
Cash and cash equivalents	5,874	523,539
Restricted cash	10,803	13,842
Rent and tenant receivables and other assets, net	371,911	366,620
Goodwill	1,337,773	1,337,773
Real estate assets held for sale, net	31,073	65,583
Total assets	$12,578,893	$13,355,056

LIABILITIES AND EQUITY
Mortgage notes payable, net	$987,704	$1,328,835
Corporate bonds, net	4,590,348	4,584,230
Credit facility	88,000	—
Below-market lease liabilities, net	111,140	120,938
Accounts payable and accrued expenses	137,626	117,015
Deferred rent and other liabilities	58,707	63,204
Distributions payable	105,958	89,514
Operating lease liabilities	196,671	209,104
Total liabilities	6,276,154	6,512,840
Commitments and contingencies (Note 10)
General Partner's preferred equity, 18,871,246 General Partner Series F Preferred Units issued and outstanding as of December 31, 2020.	—	254,294
General Partner's common equity, 229,152,001 and 228,881,547 General Partner OP Units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6,296,943	6,580,752
Limited Partner's preferred equity, 49,766 Limited Partner Series F Preferred Units issued and outstanding as of December 31, 2020.	—	1,787
Limited Partner's common equity, 152,033 Limited Partner OP Units issued and outstanding as of each of September 30, 2021 and December 31, 2020, respectively	4,663	4,209
Total partners’ equity	6,301,606	6,841,042
Non-controlling interests	1,133	1,174
Total equity	6,302,739	6,842,216
Total liabilities and equity	$12,578,893	$13,355,056

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per unit data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental	$289,671	$293,692	$870,547	$870,854
Fees from managed partnerships	521	1,586	1,721	2,603
Total revenues	290,192	295,278	872,268	873,457
Operating expenses:
Acquisition-related	1,373	1,050	4,155	3,742
Merger, litigation and non-routine costs, net	9,445	105	16,118	(8,577)
Property operating	28,854	31,400	88,633	90,988
General and administrative	12,437	14,774	43,414	45,950
Depreciation and amortization	106,668	108,257	320,582	341,070
Impairments	13,272	16,397	59,250	36,871
Total operating expenses	172,049	171,983	532,152	510,044
Other expense:
Interest expense	(59,768)	(66,935)	(179,795)	(197,244)
(Loss) gain on extinguishment and forgiveness of debt, net	(5)	61	(2,102)	(1,419)
Other income, net	346	73	7,101	1,026
Equity in income of unconsolidated entities	463	663	1,374	2,406
Gain on disposition of real estate and real estate assets held for sale, net	3,369	42,814	96,339	76,858
Total other expense, net	(55,595)	(23,324)	(77,083)	(118,373)
Income before taxes	62,548	99,971	263,033	245,040
Provision for income taxes	(935)	(1,054)	(2,794)	(3,155)
Net income	61,613	98,917	260,239	241,885
Net loss attributable to non-controlling interests (1)	10	14	41	29
Net income attributable to the OP	$61,623	$98,931	$260,280	$241,914

Basic and diluted net income per unit attributable to common unitholders	$0.25	$0.41	$1.06	$0.95
_______________________________________________
(1)Represents net loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$61,613	$98,917	$260,239	$241,885
Total other comprehensive income (loss)
Unrealized gain (loss) on interest rate derivatives	—	3,666	—	(81,383)
Reclassification of previous unrealized loss on interest rate derivatives into net income	99	5,441	295	11,995
Total other comprehensive income (loss)	99	9,107	295	(69,388)

Total comprehensive income	61,712	108,024	260,534	172,497
Comprehensive loss attributable to non-controlling interests (1)	10	14	41	29
Total comprehensive income attributable to the OP	$61,722	$108,038	$260,575	$172,526
_______________________________________________
(1)Represents comprehensive loss attributable to a consolidated joint venture partner.

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2021	18,871,246	$254,294	49,766	$1,787	228,881,547	$6,580,752	152,033	$4,209	$6,841,042	$1,174	$6,842,216
Issuance of common OP Units, net	—	—	—	—	35,710	—	—	—	—	—	—
Redemption of Series F Preferred Units	(4,000,000)	(100,000)	—	—	—	—	—	—	(100,000)	—	(100,000)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(49,237)	(1,681)	—	—	(1,681)	—	(1,681)
Equity-based compensation, net	—	—	—	—	261,934	2,892	—	—	2,892	—	2,892
Distributions to Common OP Units and non-controlling interests —$0.462 per common unit	—	—	—	—	—	(105,858)	—	(70)	(105,928)	—	(105,928)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,581)	—	—	(1,581)	—	(1,581)
Distributions to Series F Preferred Units	—	(6,506)	—	(19)	—	—	—	—	(6,525)	—	(6,525)
Net income (loss)	—	—	—	—	—	120,647	—	79	120,726	(3)	120,723
Other comprehensive income	—	—	—	—	—	98	—	—	98	—	98
Balance, March 31, 2021	14,871,246	$147,788	49,766	$1,768	229,129,954	$6,595,269	152,033	$4,218	$6,749,043	$1,171	$6,750,214
Redemption of Series F Preferred Units	—	(41)	—	—	—	—	—	—	(41)	—	(41)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(18,042)	(100)	—	—	(100)	—	(100)
Equity-based compensation, net	—	—	—	—	37,704	4,137	—	—	4,137	—	4,137
Distributions to Common OP Units and non-controlling interests —$0.462 per common unit	—	—	—	—	—	(105,867)	—	(70)	(105,937)	—	(105,937)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(20)	—	—	(20)	—	(20)
Distributions to Series F Preferred Units	—	(6,227)	—	(21)	—	—	—	—	(6,248)	—	(6,248)
Net income (loss)	—	—	—	—	—	77,896	—	35	77,931	(28)	77,903
Other comprehensive income	—	—	—	—	—	98	—	—	98	—	98
Balance, June 30, 2021	14,871,246	$141,520	49,766	$1,747	229,149,616	$6,571,413	152,033	$4,183	$6,718,863	$1,143	$6,720,006
Redemption of Series F Preferred Units	(14,871,246)	(138,407)	(49,766)	(1,736)	—	(233,381)	—	492	(373,032)	—	(373,032)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(6,356)	(47)	—	—	(47)	—	(47)
Equity-based compensation, net	—	—	—	—	8,741	3,188	—	—	3,188	—	3,188
Distributions to Common OP Units and non-controlling interests —$0.462 per common unit	—	—	—	—	—	(105,868)	—	(70)	(105,938)	—	(105,938)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(26)	—	—	(26)	—	(26)
Distributions to Series F Preferred Units	—	(3,113)	—	(11)	—	—	—	—	(3,124)	—	(3,124)
Net income (loss)	—	—	—	—	—	61,565	—	58	61,623	(10)	61,613
Other comprehensive income	—	—	—	—	—	99	—	—	99	—	99
Balance, September 30, 2021	—	$—	—	$—	229,152,001	$6,296,943	152,033	$4,663	$6,301,606	$1,133	$6,302,739

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Balance, January 1, 2020	30,871,246	$460,504	49,766	$1,869	215,369,197	$6,402,155	157,343	$4,433	$6,868,961	$1,233	$6,870,194
Conversion of Limited Partners' Common OP Units to General Partner's Common OP Units	—	—	—	—	910	45	(910)	(45)	—	—	—
Redemption of Series F Preferred Units	—	(27)	—	—	—	—	—	—	(27)	—	(27)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(48,218)	(2,378)	—	—	(2,378)	—	(2,378)
Equity-based compensation, net	—	—	—	—	234,408	2,855	—	—	2,855	—	2,855
Distributions to Common OP Units and non-controlling interests —$0.6875 per common unit	—	—	—	—	—	(148,194)	—	(105)	(148,299)	—	(148,299)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(1,628)	—	—	(1,628)	—	(1,628)
Distributions to Series F Preferred Units	—	(12,928)	—	(19)	—	—	—	—	(12,947)	—	(12,947)
Net income (loss)	—	—	—	—	—	86,808	—	62	86,870	(7)	86,863
Other comprehensive loss	—	—	—	—	—	(76,547)	—	(55)	(76,602)	—	(76,602)
Balance, March 31, 2020	30,871,246	$447,549	49,766	$1,850	215,556,297	$6,263,116	156,433	$4,290	$6,716,805	$1,226	$6,718,031
Redemption of Series F Preferred Units	—	(25)	—	—	—	—	—	—	(25)	—	(25)
Equity-based compensation, net	—	—	—	—	13,415	4,071	—	—	4,071	—	4,071
Distributions to Common OP Units and non-controlling interests —$0.3850 per common unit	—	—	—	—	—	(82,997)	—	(61)	(83,058)	—	(83,058)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(18)	—	—	(18)	—	(18)
Distributions to Series F Preferred Units	—	(12,928)	—	(20)	—	—	—	—	(12,948)	—	(12,948)
Repurchase of convertible notes	—	—	—	—	—	(204)	—	—	(204)	—	(204)
Net income (loss)	—	—	—	—	—	56,074	—	39	56,113	(8)	56,105
Other comprehensive loss	—	—	—	—	—	(1,892)	—	(1)	(1,893)	—	(1,893)
Balance, June 30, 2020	30,871,246	$434,596	49,766	$1,830	215,569,712	$6,238,150	156,433	$4,267	$6,678,843	$1,218	$6,680,061
Issuance of common OP Units, net	—	—	—	—	2,659,332	89,279	—	—	89,279	—	89,279
Redemption of Limited Partners' Common OP Units	—	—	—	—	—	—	(4,400)	(149)	(149)	—	(149)
Redemption of Series F Preferred Units	(12,000,000)	(300,052)	—	—	—	—	—	—	(300,052)	—	(300,052)
Repurchases of common OP Units to settle tax obligation	—	—	—	—	(250)	(8)	—	—	(8)	—	(8)
Equity-based compensation, net	—	—	—	—	19,634	3,211	—	—	3,211	—	3,211
Distributions to Common OP Units and non-controlling interests — $0.3850 per common unit	—	—	—	—	—	(84,026)	—	(59)	(84,085)	—	(84,085)
Dividend equivalents on awards granted under the Equity Plan	—	—	—	—	—	(24)	—	—	(24)	—	(24)

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except for unit data) (Unaudited)

	Preferred Units				Common Units
	General Partner		Limited Partner		General Partner		Limited Partner
	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Number of Units	Capital	Total Partners' Capital	Non-Controlling Interests	Total Capital
Distributions to Series F Preferred Units	—	$(10,750)	—	$(21)	—	$—	—	$—	$(10,771)	$—	$(10,771)
Repurchase of convertible notes	—	—	—	—	—	(26)	—	—	(26)	—	(26)
Net income (loss)	—	—	—	—	—	98,866	—	65	98,931	(14)	98,917
Other comprehensive income	—	—	—	—	—	9,101	—	6	9,107	—	9,107
Balance, September 30, 2020	18,871,246	$123,794	49,766	$1,809	218,248,428	$6,354,523	152,033	$4,130	$6,484,256	$1,204	$6,485,460

The accompanying notes are an integral part of these statements.

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$260,239	$241,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	334,483	350,600
Gain on real estate assets, net	(100,320)	(77,117)
Impairments	59,250	36,871
Equity-based compensation	10,217	10,137
Equity in income of unconsolidated entities	(1,374)	(2,406)
Distributions from unconsolidated entities	1,122	1,753
(Gain) loss on other investments	(691)	607
Loss on extinguishment and forgiveness of debt, net	2,102	1,419
Changes in assets and liabilities:
Investment in direct financing leases	1,125	1,117
Rent and tenant receivables, operating lease right-of-use and other assets, net	(1,781)	(38,277)
Accounts payable and accrued expenses	11,331	(9,645)
Deferred rent, operating lease and other liabilities	(11,505)	(2,936)
Net cash provided by operating activities	564,198	514,008
Cash flows from investing activities:
Investments in real estate assets	(419,139)	(147,121)
Capital expenditures and leasing costs	(22,722)	(21,102)
Real estate developments	(14,383)	(16,592)
Investments in unconsolidated entities	(2,180)	(21,348)
Return of investment from unconsolidated entities	3,706	1,961
Proceeds from disposition of real estate	420,171	346,675
Investment in leasehold improvements and other assets	(80)	(612)
Investments in mezzanine position	—	(9,959)
Deposits for real estate assets	(8,661)	(1,973)
Uses and refunds of deposits for real estate assets	7,060	4,036
Proceeds from the settlement of property-related insurance claims	1,148	654
Net cash (used in) provided by investing activities	(35,080)	134,619
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,032
Payments on mortgage notes payable and other debt, including debt extinguishment costs	(344,459)	(197,382)
Proceeds from credit facility	192,000	902,000
Payments on credit facility, including swap termination payments	(104,000)	(1,052,000)
Proceeds from corporate bonds	—	594,864
Extinguishment costs related to the redemption of corporate bonds	—	(26)
Extinguishment costs related to the repurchases of convertible notes	—	(69,362)
Payments of deferred financing costs	(1,195)	(7,275)
Refunds of deferred financing costs	280	—
Repurchases of Common Stock to settle tax obligations	(1,828)	(2,386)
Proceeds from the issuance of Common Stock, net of underwriters’ discount and offering expenses	1,336	89,279
Redemption of Series F Preferred Units	(473,073)	(300,104)
Redemption of Limited Partners’ Common OP Units	—	(149)
Distributions paid	(318,883)	(418,722)
Net cash used in financing activities	(1,049,822)	(460,231)
Net change in cash and cash equivalents and restricted cash	(520,704)	188,396

VEREIT OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash and cash equivalents and restricted cash, beginning of period	$537,381	$33,880

Cash and cash equivalents and restricted cash, end of period	16,677	222,276

Reconciliation of Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents at beginning of period	$523,539	$12,921
Restricted cash at beginning of period	13,842	20,959
Cash and cash equivalents and restricted cash at beginning of period	537,381	33,880

Cash and cash equivalents at end of period	5,874	207,321
Restricted cash at end of period	10,803	14,955
Cash and cash equivalents and restricted cash at end of period	$16,677	$222,276

The accompanying notes are an integral part of these statements.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
Note 1 – Organization
VEREIT is a Maryland corporation, incorporated on December 2, 2010, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2011. The OP is a Delaware limited partnership of which the General Partner is the sole general partner. VEREIT’s common stock, par value $0.01 per share (“Common Stock”) trades on the New York Stock Exchange (“NYSE”) under the trading symbol “VER”. As used herein, the terms the “Company,” “we,” “our” and “us” refer to VEREIT, together with its consolidated subsidiaries, including the OP.
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
Substantially all of the Company’s operations are conducted through the OP. VEREIT is the sole general partner and holder of 99.9% of the common equity interests in the OP as of September 30, 2021. Under the limited partnership agreement of the OP, as amended (the “LPA”), after holding common units of limited partner interests in the OP (“OP Units”) for a period of one year and meeting the other requirements in the LPA, unless we otherwise consent to an earlier redemption, holders have the right to redeem the units for the cash value of a corresponding number of shares of Common Stock, as applicable, or, at our option, a corresponding number of shares of Common Stock, subject to adjustment pursuant to the terms of the LPA. The remaining rights of the holders of OP Units are limited, however, and do not include the ability to replace the General Partner or to approve the sale, purchase or refinancing of the OP’s assets.
The actions of the OP and its relationship with the General Partner are governed by the LPA. The General Partner does not have any significant assets other than its investment in the OP. Therefore, the assets and liabilities of the General Partner and the OP are the same. Additionally, pursuant to the LPA, all administrative expenses and expenses associated with the formation, continuity, existence and operation of the General Partner incurred by the General Partner on the OP’s behalf shall be treated as expenses of the OP. Further, when the General Partner issues any equity instrument that has been approved by the General Partner’s Board of Directors, the LPA requires the OP to issue to the General Partner equity instruments with substantially similar terms, to protect the integrity of the Company’s umbrella partnership REIT structure, pursuant to which each holder of interests in the OP has a proportionate economic interest in the OP reflecting its capital contributions thereto. OP Units issued to the General Partner are referred to as “General Partner OP Units”. OP Units issued to parties other than the General Partner are referred to as “Limited Partner OP Units”. Series F Preferred Units issued to the General Partner were historically referred to as “General Partner Series F Preferred Units”. Series F Preferred Units issued to parties other than the General Partner were historically referred to as “Limited Partner Series F Preferred Units”. The LPA also provides that the OP issue debt with terms and provisions consistent with debt issued by the General Partner. The LPA will be amended to provide for the issuance of any additional class of equivalent equity instruments to the extent the General Partner’s Board of Directors authorizes the issuance of any new class of equity securities.
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
In connection with the Merger, the Company and Realty Income intend to contribute some or all of their office real properties to a newly formed, wholly owned subsidiary ("Orion"), and, following the Merger, Realty Income intends to distribute the outstanding voting shares of common stock in Orion to the shareholders of the combined company on a pro rata basis (the "Spin-Off"). Following the consummation of the Spin-Off, the Company and Realty Income intend for Orion to

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited)
operate as a separate, publicly-traded REIT. Subject to the terms and conditions of the Merger Agreement, the Company and Realty Income may also seek to sell some or all of the Orion business in connection with the closing of the Merger.
The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement. Stockholders of VEREIT and Realty Income have both approved the Merger. The boards of directors of the Company and Realty Income have also unanimously approved the Merger Agreement. The Merger is expected to close on November 1, 2021 subject to the satisfaction or waiver of other closing conditions specified in the Merger Agreement.
Series F Preferred Stock
On August 15, 2021, the Company redeemed all outstanding shares of Series F Preferred Stock. Concurrently with the redemption of the Series F Preferred Stock, VEREIT OP redeemed all outstanding Series F Preferred Units of VEREIT OP in accordance with the terms of VEREIT OP’s agreement of limited partnership. As a result, the Company’s Series F Preferred Stock was de-listed from the NYSE effective August 16, 2021.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The consolidated financial statements of the Company presented herein include the accounts of the General Partner and its consolidated subsidiaries, including the OP. All intercompany transactions have been eliminated upon consolidation. The financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the entire year or any subsequent interim period.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and a consolidated joint venture. The portion of the consolidated joint venture not owned by the Company is presented as non-controlling interest in VEREIT’s and the OP’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. In addition, certain third parties were issued OP Units and Series F Preferred Units. Holders of OP Units are considered to be non-controlling interest holders in the OP and their ownership interest in the limited partner’s share is presented as non-controlling interests in VEREIT’s consolidated balance sheets, statements of operations, statements of comprehensive income (loss) and statements of changes in equity. Further, a portion of the earnings and losses of the OP are allocated to non-controlling interest holders based on their respective ownership percentages. Equity is reallocated between controlling and noncontrolling interests in the OP upon a change in ownership. At the end of each annual reporting period, noncontrolling interests in the OP are adjusted to reflect their ownership percentage in the OP through a reallocation between controlling and noncontrolling interests in the OP, as applicable. As of each of September 30, 2021 and December 31, 2020, there were approximately 0.2 million Limited Partner OP Units issued and outstanding, respectively. As of December 31, 2020, there were 49,766 Limited Partner Series F Preferred Units issued and outstanding. In connection with the redemption of all shares of outstanding Series F Preferred Stock on August 15, 2021 discussed above, the OP redeemed all outstanding Series F Preferred Units.
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
September 30, 2021 (Unaudited) – (Continued)
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
Prior Period Correction
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2020, the Company identified an overstatement in amounts recorded to depreciation expense. As a result, the Company revised the accompanying consolidated balance sheets as of December 31, 2020 to reduce accumulated depreciation and amortization and accumulated deficit and increase the General Partner's common equity by $30.6 million. The Company also revised the accompanying consolidated statements of operations to reduce depreciation and amortization by $0.9 million for the three months ended September 30, 2020 and by $2.8 million for the nine months ended September 30, 2020, which impacted total operating expenses, income before taxes, net income and net income attributable to the OP/General Partner. Basic and diluted net income per share attributable to common stockholders/unitholders (adjusted for the one-for-five stock split) for the three months ended September 30, 2020 changed from $0.40 to $0.41 and for the nine months ended September 30, 2020 remained constant at $0.95. The Company also revised the accompanying consolidated statements of changes in equity to reduce the accumulated deficit balances and increase the General Partner’s common equity at January 1, 2021 and 2020 by $30.6 million and $26.9 million, respectively. For the periods in which the Company revised net income, it made corresponding changes to net income in the accompanying consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and consolidated statements of cash flows. There was no impact to net cash provided by operating activities in the accompanying consolidated statements of cash flows due to the revisions. The Company determined that the correction is not material to the previously issued consolidated financial statements.
Revenue Recognition
Rental Revenue
The Company continually reviews receivables related to rent, straight-line rent and property operating expense reimbursements and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes a binary assessment of whether or not substantially all of the amounts due under a tenant’s lease agreement are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term and the Company recognizes a general allowance on a portfolio-wide basis. For leases that are deemed not probable of collection, revenue is recorded as cash is received and the Company reduces rental revenue for any straight-line rent receivables. The Company recognizes all changes in the collectability assessment for an operating lease as an adjustment to rental revenue. During the three and nine months ended September 30, 2021, rental revenue

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
increased by $1.1 million and $1.9 million, respectively, as the Company deemed certain previously reserved receivables as collectible, which exceeded amounts deemed uncollectible during the three and nine months ended September 30, 2021.
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
Merger, litigation and non-routine costs, net include the following costs and recoveries (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Merger, litigation and non-routine costs, net:
Merger costs	$9,616	$—	$22,289	$—
Legal fees and settlements (1) (2)	(171)	105	174	(6,106)
Insurance recoveries	—	—	(6,345)	(2,471)
Total	$9,445	$105	$16,118	$(8,577)
___________________________________
(1)Includes all fees and litigation settlements associated with various corporate matters and litigations and investigations prompted by the results of the 2014 investigation conducted by the audit committee (the “Audit Committee”) of the Company’s Board of Directors (the “Audit Committee Investigation”), net of accrual reversals.
(2)Negative balances are the result of estimated costs accrued in prior periods that exceeded actual expenses incurred.

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
As of June 3, 2021, the General Partner had cumulatively awarded under its 2011 Equity Plan approximately 4.0 million shares of Common Stock, which was comprised of 0.8 million restricted share awards (“Restricted Shares”), net of the forfeiture of 0.7 million Restricted Shares through that date, 1.9 million restricted stock units (“Restricted Stock Units”), net of the forfeiture/cancellation of 0.4 million Restricted Stock Units through that date, 0.2 million deferred stock units (“Deferred Stock Units”), and 1.1 million stock options (“Stock Options”), net of forfeiture/cancellation of 0.1 million Stock Options through that date. As of June 3, 2021, the General Partner had cumulatively awarded a total of 9,000 shares under the non-executive director restricted share plan. As of September 30, 2021, the General Partner had cumulatively awarded 1,173 Deferred Stock Units under its 2021 Plan.
As of September 30, 2021, approximately 9.1 million shares, including 0.3 million shares of Common Stock subject to awards granted under the 2011 Plan that may become available for issuance or reissuance, as applicable, under the 2021 Plan if such awards are forfeited, canceled or otherwise terminated (other than by exercise), were available for issuance under the 2021 Plan.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
The following is a summary of equity-based compensation expense for the three and nine months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Time-Based Restricted Stock Units (1)	$1,537	$1,412	$4,480	$4,195
Long-Term Incentive-Based Restricted Stock Units	1,455	1,416	4,009	3,916
Deferred Stock Units	27	53	1,138	1,071
Stock Options	169	330	590	955
Total	$3,188	$3,211	$10,217	$10,137
___________________________________
(1)Includes stock compensation expense attributable to awards for which the requisite service period begins prior to the assumed future grant date.
As of September 30, 2021, total unrecognized compensation expense related to these awards was approximately $21.2 million, with an aggregate weighted-average remaining term of 2.3 years.
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
Note 3 – Real Estate Investments and Related Intangibles
Property Acquisitions
During the nine months ended September 30, 2021, the Company acquired controlling financial interests in 134 commercial properties for an aggregate purchase price of $419.2 million (the “2021 Acquisitions”), which includes $4.0 million of external acquisition-related expenses that were capitalized. Additionally, the Company placed in service one build-to-suit development project in which the Company invested $45.5 million, including $0.9 million of external acquisition-related expenses and interest that were capitalized and the land parcel acquired during the year ended December 31, 2020.
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
September 30, 2021 (Unaudited) – (Continued)
The following table presents the allocation of the fair values of the assets acquired and liabilities assumed during the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Real estate investments, at cost:
Land	$77,303	$19,953
Buildings, fixtures and improvements	249,850	95,728
Total tangible assets	327,153	115,681
Acquired intangible assets:
In-place leases and other intangibles (1)	40,056	15,739
Above-market leases (2)	54,698	15,701
Assumed intangible liabilities:
Below-market leases (3)	(2,726)	—
Total purchase price of assets acquired	$419,181	$147,121
____________________________________
(1)The weighted average amortization period for acquired in-place leases and other intangibles is 15.6 years and 18.1 years for 2021 Acquisitions and 2020 Acquisitions, respectively.
(2)The weighted average amortization period for acquired above-market leases is 18.2 years and 20.1 years for 2021 Acquisitions and 2020 Acquisitions, respectively.
(3)The weighted average amortization period for assumed below-market leases is 19.9 years for 2021 Acquisitions.
Property Dispositions and Real Estate Assets Held for Sale
During the nine months ended September 30, 2021, the Company disposed of 83 properties, for an aggregate sales price of $432.7 million. The dispositions resulted in proceeds of $420.2 million after closing costs. The Company recorded a gain of $96.5 million related to the dispositions, which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
During the nine months ended September 30, 2020, the Company disposed of 63 properties, including the sale of three consolidated properties to the office partnership, for an aggregate sales price of $376.2 million, of which our share was $373.4 million after the profit participation payments related to the disposition of four Red Lobster properties. The dispositions resulted in proceeds of $346.7 million after closing costs, including proceeds from the contribution of properties to the office partnership. The Company recorded a gain of $77.2 million related to the sales which is included in gain on disposition of real estate and real estate assets held for sale, net in the accompanying consolidated statements of operations.
As of September 30, 2021, there were seven properties classified as held for sale with a carrying value of $31.1 million, included in real estate assets held for sale, net, primarily comprised of land of $6.6 million and building, fixtures and improvements, net of $24.2 million, in the accompanying consolidated balance sheets, and are expected to be sold in the next 12 months as part of the Company’s portfolio management strategy. During the nine months ended September 30, 2021 and 2020, the Company recorded losses of $0.2 million and $0.3 million, respectively, related to held for sale properties.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities of the Company consisted of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands, except weighted-average useful life):

	Weighted-Average Useful Life	September 30, 2021	December 31, 2020
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $845,355 and $810,597, respectively	17.4	$697,879	$745,026
Leasing commissions, net of accumulated amortization of $9,352 and $7,565, respectively	9.9	17,347	16,042
Above-market lease assets and deferred lease incentives, net of accumulated amortization of $137,033 and $125,455, respectively	23.2	210,285	167,776
Total intangible lease assets, net		$925,511	$928,844

Intangible lease liabilities:
Below-market leases, net of accumulated amortization of $113,251 and $106,504, respectively	20.2	$111,140	$120,938
The aggregate amount of amortization of above-market and below-market leases and deferred lease incentives included as a net decrease to rental revenue was $4.5 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. The aggregate amount of in-place leases, leasing commissions and other lease intangibles amortized and included in depreciation and amortization expense was $84.7 million and $103.5 million for the nine months ended September 30, 2021 and 2020, respectively.
The following table provides the projected amortization expense and adjustments to rental revenue related to the intangible lease assets and liabilities for the next five years as of September 30, 2021 (in thousands):

	Remainder of 2021	2022	2023	2024	2025	2026
In-place leases and other intangibles:
Total projected to be included in amortization expense	$26,485	$94,760	$85,369	$76,406	$64,463	$58,180
Leasing commissions:
Total projected to be included in amortization expense	753	2,878	2,441	2,212	1,953	1,736
Above-market lease assets and deferred lease incentives:
Total projected to be deducted from rental revenue	5,446	21,975	21,070	19,718	18,283	16,231
Below-market lease liabilities:
Total projected to be included in rental revenue	3,481	12,924	12,248	10,494	9,290	8,766
Consolidated Joint Venture
The Company had an interest in one consolidated joint venture that owned one property as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the consolidated joint venture had total assets of $30.7 million and $33.0 million, respectively, of which $27.8 million and $29.1 million, respectively, were real estate investments, net of accumulated depreciation and amortization at each of the respective dates. The property is secured by a mortgage note payable, which is non-recourse to the Company and had a balance of $14.8 million as of December 31, 2020. During the three months ended September 30, 2021, the Company repaid the balance in full and there were no amounts outstanding as of September 30, 2021. The Company has the ability to control operating and financing policies of the consolidated joint venture. There are restrictions on the use of these assets as the Company is generally required to obtain the approval of the joint venture partner in accordance with the joint venture agreement for any major transactions. The Company and the joint venture partner are subject to the provisions of the joint venture agreement, which includes provisions for when additional contributions may be required to fund certain cash shortfalls.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Investment in Unconsolidated Entities
The following is a summary of the Company’s investments in unconsolidated entities as of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Ownership % (1)	Number of Properties	Carrying Amount of Investment		Equity in Income
					Nine Months Ended
Investment	September 30, 2021		September 30, 2021	December 31, 2020	September 30, 2021	September 30, 2020
Industrial Partnership	20%	7	$42,949	$45,378	$753	$584
Office Partnership (2)	20%	5	14,588	13,435	621	380
Faison JV Bethlehem GA (3)	—%	—	—	—	—	1,442
Total unconsolidated joint ventures			$57,537	$58,813	$1,374	$2,406
Preferred equity (4)			22,826	22,826	—	—
Total investment in unconsolidated entities			$80,363	$81,639	$1,374	$2,406
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
(2)During the nine months ended September 30, 2021, the office partnership acquired one property from a third party for a purchase price of $26.4 million.
(3)During the nine months ended September 30, 2020, the Company had a 90% ownership interest in one property. On October 30, 2020, the Company closed on the purchase of the joint venture partner’s 10% ownership interest.
(4)Represents a preferred equity interest in the development of one distribution center in which the Company is entitled to receive a cumulative preferred return of 9% per year on its contributions of $22.8 million. The Company has no further obligation to make additional contributions.
The aggregate debt outstanding of unconsolidated joint ventures and for the development of one distribution center in which the Company holds a preferred equity interest was $673.8 million and $550.5 million as of September 30, 2021 and December 31, 2020, respectively, which is non-recourse to the Company, as discussed in Note 6 – Debt.
The Company and the respective unconsolidated joint venture partners are subject to the provisions of the applicable joint venture agreements, which include provisions for when additional contributions may be required to fund certain cash shortfalls.
Note 4 – Rent and Tenant Receivables and Other Assets, Net
Rent and tenant receivables and other assets, net consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Straight-line rent receivable, net	$289,312	$278,831
Accounts receivable, net	49,328	53,051
Deferred costs, net (1)	2,662	5,185
Investment in direct financing leases, net	5,422	6,547
Investment in Retained REITs (2)	7,948	7,255
Prepaid expenses	6,223	3,850
Leasehold improvements, property and equipment, net (3)	3,081	3,991
Other assets, net	7,935	7,910
Total	$371,911	$366,620
___________________________________
(1)Amortization expense for deferred costs related to the revolving credit facilities totaled $0.8 million for each of the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively. Accumulated amortization for deferred costs related to the revolving credit facilities was $55.4 million and $52.9 million as of September 30, 2021 and December 31, 2020, respectively.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
(2)On February 1, 2018, the Company sold certain of its equity investments to CCA Acquisition, LLC, an affiliate of CIM Group, LLC, retaining interests in Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and Cole Credit Property Trust V, Inc. (“CCPT V” and, collectively with CCIT II and CCIT III, the “Retained REITs”). On December 21, 2020, CIM Real Estate Finance Trust, Inc. acquired CCIT III and CCPT V. On March 1, 2021, Griffin Capital Essential Asset REIT, Inc. acquired CCIT II. Subsequent to the Company’s sale of Cole Capital, it carries these investments at fair value, as it does not exert significant influence over the Retained REITs, and any changes in the fair value are recognized in other income, net in the accompanying consolidated statement of operations. During the nine months ended September 30, 2021 and 2020, the Company recognized a gain of $0.7 million and a loss of $0.6 million, respectively, related to the change in fair value.
(3)Amortization expense for leasehold improvements totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, with no related write-offs. Amortization expense for leasehold improvements totaled $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively, with no related write-offs. Accumulated amortization was $3.8 million and $3.4 million as of September 30, 2021 and December 31, 2020, respectively. Depreciation expense for property and equipment totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, with no related write-offs. Depreciation expense for property and equipment totaled $0.3 million and $0.8 million for the three and nine months ended September 30, 2020, respectively, with no related write-offs. Accumulated depreciation was $7.3 million and $6.5 million as of September 30, 2021 and December 31, 2020, respectively.
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
Items Measured at Fair Value on a Recurring Basis
The fair value of the Investment in Retained REITs was $7.9 million and $7.3 million as of September 30, 2021 and December 31, 2020, respectively. The fair values were estimated using the net asset value per share, as most recently disclosed by each applicable REIT. Each of the Retained REIT’s share redemption programs includes restrictions that limit the number of shares redeemed by the respective Retained REIT.
The following are reconciliations of the changes in assets and liabilities with Level 3 inputs in the fair value hierarchy for the nine months ended September 30, 2021 and 2020 (in thousands):

Investment in Retained REITs
Beginning balance, January 1, 2021	$7,255
Unrealized gain included in other income, net	693
Ending Balance, September 30, 2021	$7,948

Beginning balance, January 1, 2020	$7,552
Unrealized loss included in other income, net	(609)
Ending Balance, September 30, 2020	$6,943

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
As part of the Company’s quarterly impairment review procedures, net real estate assets representing 56 properties were deemed to be impaired resulting in impairment charges of $59.3 million during the nine months ended September 30, 2021 that relate to certain office, retail and restaurant properties which, during the nine months ended September 30, 2021, were identified by management for potential sale or were determined would not be re-leased by the tenant. There were no impairment charges directly attributable to the COVID-19 pandemic during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, net real estate assets related to 47 properties, were deemed to be impaired resulting in impairment charges of $36.9 million. The impairment charges relate to certain retail and restaurant properties whose tenants filed for Chapter 11 bankruptcy during the nine months ended September 30, 2020, were identified by management for potential sale or were determined would not be re-leased by the tenant.
The Company estimates fair values using Level 3 inputs and uses a combined income and market approach, specifically using discounted cash flow analysis and recent comparable sales transactions. The evaluation of real estate assets for potential impairment requires the Company’s management to exercise significant judgment and make certain key assumptions, including, but not limited to, the following: (1) capitalization rate; (2) discount rates; (3) number of years property will be held; (4) property operating expenses; and (5) re-leasing assumptions including number of months to re-lease, market rental revenue and required tenant improvements. There are inherent uncertainties in making these estimates such as market conditions and performance and sustainability of the Company’s tenants. For the Company’s impairment tests for the real estate assets during the nine months ended September 30, 2021, the Company used a range of discount rates from 7.9% to 10.5% with a weighted-average rate of 8.6% and capitalization rates from 7.4% to 10.0% with a weighted-average rate of 8.1%.
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

	Level	Carrying Amount at September 30, 2021	Fair Value at September 30, 2021	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020
Liabilities (1):
Mortgage notes payable and other debt, net	2	$991,699	$1,031,324	$1,334,689	$1,384,490
Corporate bonds, net	2	4,625,208	5,044,711	4,622,951	5,123,588
Credit facility	2	88,000	88,000	—	—
Total liabilities		$5,704,907	$6,164,035	$5,957,640	$6,508,078
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Note 6 – Debt
As of September 30, 2021, the Company had $5.7 billion of debt outstanding, including net premiums (discounts) and net deferred financing costs, with a weighted-average years to maturity of 5.5 years and a weighted-average interest rate of 3.86%. The following table summarizes the carrying value of debt as of September 30, 2021 and December 31, 2020, and the debt activity for the nine months ended September 30, 2021 (in thousands):

		Nine Months Ended September 30, 2021
	Balance as of December 31, 2020	Debt Issuances	Repayments, Extinguishment and Assumptions	Accretion and Amortization	Balance as of September 30, 2021
Mortgage notes payable:
Outstanding balance	$1,333,195	$—	$(341,392)	$—	$991,803
Net premiums (discounts) (1)	1,495	—	(1,041)	(558)	(104)
Deferred costs	(5,855)	—	349	1,511	(3,995)
Mortgage notes payable, net	1,328,835	—	(342,084)	953	987,704

Corporate bonds:
Outstanding balance	4,650,000	—	—	—	4,650,000
Discount (2)	(27,049)	—	—	2,257	(24,792)
Deferred costs	(38,721)	—	—	3,861	(34,860)
Corporate bonds, net	4,584,230	—	—	6,118	4,590,348

Credit facility	—	192,000	(104,000)	—	88,000

Total debt	$5,913,065	$192,000	$(446,084)	$7,071	$5,666,052
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

Mortgage Notes Payable
The Company’s mortgage notes payable consisted of the following as of September 30, 2021 (dollar amounts in thousands):

	Encumbered Properties	Net Carrying Value of Collateralized Properties (1)	Outstanding Balance	Weighted-Average Interest Rate (2)	Weighted-Average Years to Maturity (3)
Fixed-rate debt	216	$1,160,118	$991,803	4.88%	1.9
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
The table above does not include mortgage notes associated with unconsolidated joint ventures and preferred equity investments of $673.8 million, which are non-recourse to the Company.
The Company’s mortgage loan agreements generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as debt service coverage ratios and minimum net operating income). The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. As of September 30, 2021, the Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
The following table summarizes the scheduled aggregate principal repayments due on mortgage notes subsequent to September 30, 2021 (in thousands):

Total
October 1, 2021 - December 31, 2021	$399
2022	239,201
2023	124,217
2024	621,021
2025	1,078
2026	1,138
Thereafter	4,749
Total	$991,803
Corporate Bonds
As of September 30, 2021, the OP had $4.65 billion aggregate principal amount of senior unsecured notes (the “Senior Notes”) outstanding comprised of the following (dollar amounts in thousands):

	Outstanding Balance September 30, 2021	Interest Rate	Maturity Date
Senior Notes due 2024	$500,000	4.600%	February 6, 2024
Senior Notes due 2025	550,000	4.625%	November 1, 2025
Senior Notes due 2026	600,000	4.875%	June 1, 2026
Senior Notes due 2027	600,000	3.950%	August 15, 2027
Senior Notes due January, 2028	600,000	3.400%	January 15, 2028
Senior Notes due June, 2028	500,000	2.200%	June 15, 2028
Senior Notes due 2029	600,000	3.100%	December 15, 2029
Senior Notes due 2032	700,000	2.850%	December 15, 2032
Total balance and weighted-average interest rate	$4,650,000	3.685%
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
The indenture governing our Senior Notes requires us to maintain financial ratios which include maintaining (i) a maximum limitation on incurrence of total debt less than or equal to 65% of Total Assets (as defined in the indenture), (ii) maximum limitation on incurrence of secured debt less than or equal to 40% of Total Assets (as defined in the indenture), (iii) a minimum debt service coverage ratio of at least 1.5x and (iv) a minimum unencumbered asset value of at least 150% of the aggregate principal amount of all of the outstanding Unsecured Debt (as defined in the indenture). As of September 30, 2021, the Company believes that it was in compliance with the financial covenants of our Senior Notes based on the covenant limits and calculations in place at that time.
On October 8, 2021, Realty Income announced the commencement of exchange offers and consent solicitations for all of the outstanding series of unsecured notes issued by the OP and guaranteed by the General Partner. The exchange offers and consent solicitations are being conducted in connection with, and are conditioned upon, the completion of the Merger.
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
September 30, 2021 (Unaudited) – (Continued)
prior quarterly period annualized or the prior six month period to the four consecutive fiscal quarter period most recently ending. During the fourth quarter of 2020, the Company repaid the outstanding balance of $900.0 million on the Credit Facility Term Loan in connection with the termination of the related interest rate swap agreements discussed in Note 7 – Derivatives and Hedging Activities.
As of September 30, 2021, $88.0 million was outstanding under the Revolving Credit Facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of September 30, 2021, there were $1.3 million of letters of credit outstanding.
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
The Credit Facility requires restrictions on corporate guarantees, as well as the maintenance of financial covenants, including the maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios). The key financial covenants in the Credit Facility, as defined and calculated per the terms of the Credit Agreement, include maintaining (i) a maximum leverage ratio less than or equal to 60%, (ii) a minimum fixed charge coverage ratio of at least 1.5x, (iii) a secured leverage ratio less than or equal to 45%, (iv) a total unencumbered asset value ratio less than or equal to 60% and (v) a minimum unencumbered interest coverage ratio of at least 1.75x. The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2021.
Note 7 – Derivatives and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
As of September 30, 2021 and December 31, 2020, the Company had no interest rate swaps that were designated as qualifying hedging relationships. The Company had interest rate swap agreements with an aggregate $900.0 million notional amount, which were designated as cash flow hedges, and forward starting interest rate swaps with a total notional amount of $400.0 million, which were designated as cash flow hedges, that were terminated during the fourth quarter of 2020.
During the three and nine months ended September 30, 2020, the Company recorded unrealized gains of $3.7 million and unrealized losses of $81.4 million for changes in the fair value of the cash flow hedges in accumulated other comprehensive income. There were no such gains or losses recorded during the three and nine months ended September 30, 2021.
The Company reclassified previous losses of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and losses of $5.4 million and $12.0 million for the three and nine months ended September 30, 2020, respectively, from accumulated other comprehensive income (loss) into interest expense as a result of the hedged transactions impacting earnings.
During the next twelve months, the Company estimates that an additional $0.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Note 8 – Supplemental Cash Flow Disclosures
Supplemental cash flow information was as follows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures:
Cash paid for interest	$165,441	$176,694
Cash paid for income taxes	$4,017	$5,601
Non-cash investing and financing activities:
Accrued capital expenditures, tenant improvements and real estate developments	$10,499	$8,831
Real estate contributions to office partnership	$—	$17,240
Distributions declared and unpaid	$105,958	$85,421
Real estate investments received from lease related transactions	$3,982	$259
Note receivable for disposal of real estate investments	$4,500	$—
Note 9 – Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Accrued interest	$49,091	$44,164
Accrued real estate and other taxes	32,032	27,689
Accrued merger costs, legal fees and litigation settlements	12,775	11,245
Accounts payable	1,363	1,895
Accrued other	42,365	32,022
Total	$137,626	$117,015

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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Following the announcement of the Merger Agreement, purported stockholders of the Company filed twelve lawsuits challenging disclosures related to the Merger (the “Complaints”). The Complaints are Stein v. VEREIT, Inc., et al., Case No. 1:21-cv-01409 (D. Md. June 7, 2021) (the “Stein Complaint”); Bowles v. VEREIT, Inc., et al., Case No. 1:21-cv-00845 (D. Del. June 10, 2021) (the “Bowles Complaint”); Leach v. VEREIT, Inc., et al., Case No. 1:21-cv-05270 (S.D.N.Y. June 14, 2021) (the “Leach Complaint”); Jenkins v. VEREIT, Inc., et al., Case No. 1:21-cv-05286 (S.D.N.Y. June 15, 2021) (the “Jenkins Complaint”); Tacka v. VEREIT, Inc., et al., Case No. 1:21-cv-05357 (S.D.N.Y. June 17, 2021) (the “Tacka Complaint”); Congregation Zichron Moishe v. VEREIT, Inc., et al., Case No. 1:21-cv-01729 (D. Colo. June 24, 2021) (the “Congregation Zichron Moishe Complaint”); Mishra v. VEREIT, Inc., et al., Case No. 1:21-cv-01758 (D. Colo. June 28, 2021) (the “Mishra Complaint”); Walker v. VEREIT, Inc., et al., Case No. 1:21-cv-01791 (D. Colo. July 1, 2021) (the “Walker Complaint”); Ciccotelli v. VEREIT, Inc., et al., Case No. 2:21-cv-02983 (E.D. Pa. July 2, 2021) (the “Ciccotelli Complaint”); Upton v. VEREIT, Inc., et al., Case No. 1:21-cv-06129 (S.D.N.Y. July 16, 2021) (the “Upton Complaint”); Matten v. VEREIT, Inc., et al., Case No. 1:21-cv-06212 (S.D.N.Y. July 21, 2021) (the “Matten Complaint”); and Halberstam v. VEREIT, Inc., et al., Case No. 1:21-cv-02000 (D. Colo. July 23, 2021 (the “Halberstam Complaint”).
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
The Company and all of the individual defendants named in the Complaints believe that the claims asserted in the Complaints are entirely without merit. While the defendants believe that the disclosures set forth in the joint proxy statement/prospectus comply fully with applicable law, to moot plaintiffs’ disclosure claims and to avoid nuisance, potential expense and delay, on July 30, 2021, the Company voluntarily supplemented the joint proxy statement/prospectus with certain disclosures. In light of these additional disclosures, counsel for the plaintiffs who filed the Complaints agreed to dismiss, or seek authority from their clients to dismiss, their respective actions. Nothing in the Company’s supplemental disclosures will be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth therein or of the existence of any misrepresentations or omissions in the joint proxy statement/prospectus. To the contrary, the Company denies all allegations in the Complaints that any additional disclosure was or is required. Between August 2, 2021 and October 27, 2021, plaintiffs’ counsel in all of the cases voluntarily dismissed their respective complaints.
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
September 30, 2021 (Unaudited) – (Continued)
compliance, liability or other claim, and is not aware of any other environmental condition, in each case, that it believes will have a material adverse effect on the results of operations.
Note 11 – Leases
Lessor
The Company is the lessor for its 3,882 retail, restaurant, office and industrial properties. The Company’s operating and direct financing leases have non-cancelable lease terms of 0.08 years to 25.0 years. Certain leases with tenants include options to extend or terminate the lease agreements or to purchase the underlying asset. Lease agreements may also contain rent increases that are based on an index or rate (e.g., the consumer price index (“CPI”) or LIBOR). The Company believes the residual value risk is not a primary risk because of the long-lived nature of the assets.
The components of rental revenue from the Company’s operating and direct financing leases were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed:
Cash rent	$264,466	$255,996	$799,943	$778,697
Straight-line rent	3,560	12,595	12,392	18,053
Lease intangible amortization	(1,164)	(393)	(4,541)	(1,929)
Property operating cost reimbursements	1,373	1,581	4,045	4,372
Sub-lease (1)	4,898	5,175	14,623	15,718
Total fixed	273,133	274,954	826,462	814,911

Variable (2)	16,422	18,585	43,711	55,438
Income from direct financing leases	116	153	374	505
Total rental revenue	$289,671	$293,692	$870,547	$870,854
____________________________________
(1)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
(2)Includes costs reimbursed related to property operating expenses, common area maintenance and percentage rent, including these costs reimbursed by ground lease sub-tenants.
The following table presents future minimum operating lease payments due to the Company over the next five years and thereafter as of September 30, 2021 (in thousands). These amounts exclude contingent rent payments, as applicable, that may be collected from certain tenants based on provisions related to sales thresholds and increases in annual rent based on exceeding certain economic indexes.

	Future Minimum Operating Lease Payments	Future Minimum Direct Financing Lease Payments (1)
October 1, 2021 - December 31, 2021	$251,110	$501
2022	1,009,650	1,925
2023	954,282	1,565
2024	890,154	510
2025	790,230	169
2026	730,788	171
Thereafter	4,532,336	484
Total	$9,158,550	$5,325
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

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Lessee
The Company is the lessee under ground lease arrangements and corporate office leases. All leases for which the Company is the lessee meet the criteria of an operating lease. The Company’s leases have remaining lease terms of 0.2 years to 77.9 years, some of which include options to extend. The weighted average remaining lease term for the Company’s operating leases was 15.6 years as of September 30, 2021. Under certain ground lease arrangements, the Company pays variable costs, including property operating expenses and common area maintenance, which are generally reimbursed by the ground lease sub-tenants. The weighted average discount rate for the Company’s operating leases was 4.91% as of September 30, 2021. As the Company’s leases do not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments.
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
The following table presents the lease expense components for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost (1)	$5,704	$5,933	$16,932	$19,643
Sublease income (2)	$(4,898)	$(5,175)	$(14,623)	$(15,718)
___________________________________
(1)No cash paid for operating lease liabilities was capitalized.
(2)The Company’s tenants are generally sub-tenants under certain ground leases and are responsible for paying the rent under these leases.
During the nine months ended September 30, 2021, the Company reduced the right-of-use assets and operating lease liabilities by $0.6 million and $4.1 million, respectively, for non-cash activity related to dispositions and lease modifications. The Company increased the right-of-use assets and operating lease liabilities each by $0.9 million during the nine months ended September 30, 2020.
The following table reflects the maturity analysis of payments due from the Company over the next five years and thereafter for ground lease obligations, which are substantially reimbursable by our tenants, and office lease obligations as of September 30, 2021 (in thousands).

Future Minimum Lease Payments
October 1, 2021 - December 31, 2021	$5,649
2022	21,069
2023	20,571
2024	19,942
2025	19,644
2026	18,247
Thereafter	187,379
Total	292,501
Less: imputed interest	95,830
Total	$196,671

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
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
As of September 30, 2021, the General Partner had approximately 229.2 million shares of Common Stock issued and outstanding. Additionally, the Operating Partnership had approximately 229.2 million General Partner OP Units issued and outstanding as of September 30, 2021, corresponding to the General Partner’s outstanding shares of Common Stock.
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
During the nine months ended September 30, 2021, the Company issued an aggregate of 35,710 shares under the Prior ATM Program, at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million. As of September 30, 2021, the Company sold an aggregate of $572.2 million under the Prior ATM Program, which had an initial capacity of $750.0 million. No shares have been issued under the New ATM Program as of September 30, 2021.
Series F Preferred Stock and Series F Preferred OP Units
On August 15, 2021, the Company redeemed all outstanding shares of Series F Preferred Stock. Concurrently with the redemption of the Series F Preferred Stock, VEREIT OP redeemed all outstanding Series F Preferred Units of VEREIT OP in accordance with the terms of VEREIT OP’s agreement of limited partnership. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share.
Common Stock Dividends
On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the third quarter of 2021 of $0.462 per share of Common Stock. The dividend was paid on October 15, 2021 to Common Stock stockholders of record as of September 30, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
Share Repurchase Program
The Company has a share repurchase program (the “Share Repurchase Program”), that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the Share Repurchase Program,

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock. As of September 30, 2021, there were no share repurchases under the Share Repurchase Program.
Note 13 – Net Income (Loss) Per Share/Unit
Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income per share computation for the General Partner for the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$61,613	$98,917	$260,239	$241,885
Net income attributable to non-controlling interests	(48)	(51)	(131)	(137)
Net income attributable to the General Partner	61,565	98,866	260,108	241,748
Dividends to preferred shares and units	(3,124)	(10,771)	(15,897)	(36,667)
Net income available to common stockholders used in basic net income per share	58,441	88,095	244,211	205,081
Income attributable to limited partners	58	65	172	166
Net income used in diluted net income per share	$58,499	$88,160	$244,383	$205,247

Weighted average number of Common Stock outstanding - basic	229,271,106	216,737,561	229,227,755	216,002,172
Effect of Limited Partner OP Units and dilutive securities	908,334	290,114	661,115	285,993
Weighted average number of common shares - diluted	230,179,440	217,027,675	229,888,870	216,288,165

Basic and diluted net income per share attributable to common stockholders	$0.25	$0.41	$1.06	$0.95
Net Income (Loss) Per Unit
The following is a summary of the basic and diluted net income per unit attributable to common unitholders, which includes all common General Partner unitholders and limited partner unitholders, for the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$61,613	$98,917	$260,239	$241,885
Net loss attributable to non-controlling interests	10	14	41	29
Net income attributable to the Operating Partnership	61,623	98,931	260,280	241,914
Dividends to preferred shares and units	(3,124)	(10,771)	(15,897)	(36,667)
Net income used in basic and diluted net income per unit	$58,499	$88,160	$244,383	$205,247

Weighted average number of common units outstanding - basic	229,423,140	216,891,891	229,379,789	216,157,976
Effect of dilutive securities	756,300	135,784	509,081	130,189
Weighted average number of common units - diluted	230,179,440	217,027,675	229,888,870	216,288,165

Basic and diluted net income per unit attributable to common unitholders	$0.25	$0.41	$1.06	$0.95

VEREIT, INC. and VEREIT OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021 (Unaudited) – (Continued)
Note 14 – Subsequent Events
Common Stock Dividend
On October 14, 2021, the Company’s Board of Directors declared a monthly cash dividend of $0.154 per share of Common Stock for the month of October, which represents one-third of its prior quarterly dividend. The dividend will be payable on November 15, 2021 to shareholders of record on November 2, 2021, only if the Merger has not closed prior to that date.
Unsecured Notes Exchange Offers
On October 8, 2021, Realty Income commenced offers to exchange all validly tendered and accepted notes of each of the series of notes issued by VEREIT Operating Partnership listed in the table in Note 6 – Debt, for notes to be issued by Realty Income (collectively, the “Realty Notes”). A Registration Statement on Form S-4 (File No. 333-260165) (the "Registration Statement") relating to the issuance of the Realty Notes was filed with the SEC on October 8, 2021 and was declared effective by the SEC on October 22, 2021. On October 25, 2021 Realty Income announced that as of October 22, 2021, more than 95% of the aggregate principal amount of each of the series of outstanding Senior Notes were validly tendered and not validly withdrawn in connection with the previously announced exchange offers. The exchange offers will expire on November 5, 2021, and are conditioned upon, among other things, the consummation of the Merger.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” which reflect our expectations and projections regarding future events and plans, future financial condition, results of operations, liquidity and business, including leasing and occupancy, acquisitions, dispositions, rent receipts, rent relief requests, rent relief granted, the payment of future dividends, the impact of the coronavirus (COVID-19) on our business, the Merger, and the Spin-Off. Generally, the words “anticipates,” “assumes,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “intends,” “may,” “plans,” “projects,” “seeks,” “should,” “targets,” “will,” and variations of such words and similar expressions identify forward-looking statements. These forward-looking statements are based on information currently available to us and involve a number of known and unknown assumptions and risks, uncertainties and other factors, which may be difficult to predict and beyond the Company’s control, that could cause actual events and plans or could cause our business, financial condition, liquidity and results of operations to differ materially from those expressed or implied in the forward-looking statements. These factors include, among other things, those discussed below. Information regarding historical rent collections should not serve as an indication of future rent collection. We disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or factors, new information, future events or otherwise, except as may be required by law.
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

The real estate portfolio and economic metrics of our operating properties includes the Company's pro rata share of square feet and annualized rental income from the Company's unconsolidated joint ventures, based upon the Company's legal ownership percentage, which may, at times, not equal the Company's economic interest because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns.
Overview
VEREIT is a full-service real estate operating company which owns and manages one of the largest portfolios of single-tenant commercial properties in the U.S. As of September 30, 2021, our portfolio, including the pro rata share of square feet and annualized rental income from the Company’s unconsolidated joint ventures, was comprised of 3,882 retail, restaurant, office and industrial real estate properties with an aggregate 88.7 million square feet, of which 97.6% was leased, with a weighted-average remaining lease term of 8.4 years.
Merger with Realty Income Corporation
On April 29, 2021, the Company and the OP entered into a Merger Agreement with Realty Income, Merger Sub 1, and Merger Sub 2 whereby Merger Sub 2 will be merged with and into the OP, with the OP continuing as the surviving entity and, immediately thereafter, VEREIT will be merged with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving corporation. Pursuant to the terms and subject to the conditions of the Merger Agreement, each share of Common Stock and Limited Partner OP Unit will be converted into 0.705 of a newly issued share of Realty Income Common Stock. The Merger Agreement contains customary representations, warranties and covenants by each party. The Merger is subject to certain conditions which are set forth in the Merger Agreement. Stockholders of VEREIT and Realty Income have both approved the Merger. The boards of directors of the Company and Realty Income have also unanimously approved the Merger Agreement. The Merger is expected to close on November 1, 2021 subject to the satisfaction or waiver of other closing conditions specified in the Merger Agreement.

Operating Highlights and Key Performance Indicators
Activity through September 30, 2021
Operations
•Acquired controlling financial interests in 134 commercial properties for an aggregate purchase price of $419.2 million, which includes $4.0 million of external acquisition-related expenses that were capitalized.
•Disposed of 83 properties, for an aggregate sales price of $432.7 million. The Company recorded a gain of $96.5 million related to the sales.
Debt
•As of September 30, 2021, $88.0 million was outstanding under the Revolving Credit Facility.
•Total secured debt decreased by $341.4 million, from $1.3 billion to $1.0 billion, which includes prepayment of $247.1 million of mortgage notes.
Equity
•Issued an aggregate of 35,710 shares under the Prior ATM Program (as defined in Liquidity and Capital Resources), at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million.
•Redeemed all outstanding shares of Series F Preferred Stock. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share.
•Declared a quarterly dividend of $0.462 per share of Common Stock for each of the three quarters of 2021.

Real Estate Portfolio Metrics
In managing our portfolio, we are committed to diversification by property type, tenant, geography and industry. Below is a summary of our operating property type diversification and our top ten concentrations as of September 30, 2021, based on annualized rental income of $1.1 billion.

Industry Diversification
Restaurants - Casual Dining
12.0%
Retail - Discount
8.3%
Restaurants - Quick Service
8.3%
Manufacturing
8.2%
Retail - Pharmacy
6.2%
Retail - Home & Garden
6.1%
Entertainment & Recreation
4.7%
Retail - Motor Vehicle
4.6%
Retail - Grocery & Super…
4.5%
Retail - Gas & Convenience
4.2%

Our financial performance is influenced by the timing of acquisitions and dispositions and the operating performance of our operating properties. The following table shows the property metrics of our operating properties as of September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Portfolio Metrics
Operating properties	3,882	3,820
Rentable square feet (in millions)	88.7	88.9
Economic occupancy rate (1)	97.6%	98.5%
Investment-grade tenants (2)	38.0%	37.7%
Weighted-average lease term (in years)	8.4	8.4
Lease rollover: (3)
Annual average	5.9%	5.9%
Maximum for a single year	10.5%	11.1%
____________________________________
(1)Economic occupancy rate equals the sum of square feet leased (including space subject to month-to-month agreements) divided by rentable square feet.
(2)Based on annualized rental income of our real estate portfolio as of September 30, 2021 and 2020, respectively. Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. The ratings may reflect those assigned by Standard & Poor’s Financial Services LLC or Moody’s Investor Service, Inc. to the lease guarantor or the parent company, as applicable.
(3)Through the end of the next five years as of the respective reporting date.
Operating Performance
In addition, management uses the following financial metrics to assess our operating performance (dollar amounts in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Financial Metrics
Total revenues	$290,192	$295,278	$872,268	$873,457
Net income	$61,613	$98,917	$260,239	$241,885
Basic and diluted net income per share attributable to common stockholders	$0.25	$0.41	$1.06	$0.95
FFO attributable to common stockholders and limited partners (1)	$176,047	$171,233	$530,687	$508,998
AFFO attributable to common stockholders and limited partners (1)	$191,554	$166,547	$561,197	$508,604
AFFO attributable to common stockholders and limited partners per diluted share (1)	$0.83	$0.77	$2.44	$2.35
____________________________________
(1)See the Non-GAAP Measures section below for descriptions of our non-GAAP measures and reconciliations to the most comparable measure in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

Results of Operations
Our business was not materially impacted during the three and nine months ended September 30, 2021 and 2020 by the COVID-19 pandemic. During the three months ended September 30, 2021 our rent collection was 99.1% of rental revenue and as of October 20, 2021, we collected $16.8 million of deferred rent, representing approximately 100% of the amounts due from January 1, 2021 through September 30, 2021. The full extent of the future impact of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations remains uncertain.
The table below sets forth, for the periods presented, revenue information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs 2020 Increase/(Decrease)	2021	2020	2021 vs 2020 Increase/(Decrease)
Revenues:
Rental	$289,671	$293,692	$(4,021)	$870,547	$870,854	$(307)
Fees from managed partnerships	521	1,586	(1,065)	1,721	2,603	(882)
Total revenues	$290,192	$295,278	$(5,086)	$872,268	$873,457	$(1,189)
Rental
The decrease in rental revenue of $4.0 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to real estate dispositions, partially offset by real estate acquisitions. Subsequent to January 1, 2020, the Company acquired 185 occupied properties for an aggregate purchase price of $761.7 million and disposed of 160 consolidated properties for an aggregate sales price of $871.1 million.
Fees from Managed Partnerships
Fees from managed partnerships consist of fees earned for providing various services to the Company’s unconsolidated joint venture entities. The decrease of $1.1 million and $0.9 million during the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020 was primarily due to a $1.1 million acquisition fee recorded in 2020 for the purchase of one property in the industrial partnership.
Operating Expenses
The table below sets forth, for the periods presented, certain operating expense information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs 2020 Increase/(Decrease)	2021	2020	2021 vs 2020 Increase/(Decrease)
Acquisition-related	$1,373	$1,050	$323	$4,155	$3,742	$413
Merger, litigation and non-routine costs, net	9,445	105	9,340	16,118	(8,577)	24,695
Property operating	28,854	31,400	(2,546)	88,633	90,988	(2,355)
General and administrative	12,437	14,774	(2,337)	43,414	45,950	(2,536)
Depreciation and amortization	106,668	108,257	(1,589)	320,582	341,070	(20,488)
Impairments	13,272	16,397	(3,125)	59,250	36,871	22,379
Total operating expenses	$172,049	$171,983	$66	$532,152	$510,044	$22,108
Acquisition-Related Expenses
Acquisition-related expenses consist of allocated internal salaries related to time spent on acquiring commercial properties and costs associated with unconsummated deals. Acquisition-related expenses remained relatively constant during the three and nine months ended September 30, 2021, as compared to the same periods in 2020.

Merger, Litigation and Non-Routine Costs, Net
Merger, litigation and non-routine costs, net increased $9.3 million during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to $9.6 million of costs incurred related to the Merger, offset by legal fees and settlements of $0.2 million during the three months ended September 30, 2021, with no comparable expenses during the same period in 2020.
Merger, litigation and non-routine costs, net increased $24.7 million during the nine months ended September 30, 2021, as compared to the same period in 2020 primarily due to $22.3 million of costs incurred related to the Merger during the nine months ended September 30, 2021, offset by insurance recoveries of $6.3 million. In addition, during the nine months ended September 30, 2020, the Company reversed $6.8 million of prior period estimated costs recorded in 2019 that exceeded actual expenses incurred.
Property Operating Expenses
Property operating expenses such as taxes, insurance, ground rent and maintenance include both reimbursable and non-reimbursable property expenses. The decrease of $2.5 million and $2.4 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to the impact of property dispositions.
General and Administrative Expenses
The decrease of $2.3 million and $2.5 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to decreased compensation expense.
Depreciation and Amortization Expenses
The decrease in depreciation and amortization expenses of $1.6 million and $20.5 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to the write off of intangible lease assets related to certain properties whose tenants filed for Chapter 11 bankruptcy during 2020 and real estate dispositions.
Impairments
Impairments of $13.3 million and $16.4 million were recorded during the three months ended September 30, 2021 and 2020, respectively. Impairments of $59.3 million and $36.9 million were recorded during the nine months ended September 30, 2021 and 2020, respectively. During the three and nine months ended September 30, 2021, the impairment charges primarily related to certain office, retail and restaurant properties which were identified by management for potential sale or were determined would not be re-leased by the tenant.
Other (Expense) Income and Provision for Income Taxes
The table below sets forth, for the periods presented, certain financial information and the dollar amount change year over year (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 vs 2020 Increase/(Decrease)	2021	2020	2021 vs 2020 Increase/(Decrease)
Interest expense	$(59,768)	$(66,935)	$(7,167)	$(179,795)	$(197,244)	$(17,449)
(Loss) gain on extinguishment and forgiveness of debt, net	$(5)	$61	$(66)	$(2,102)	$(1,419)	$683
Other income, net	$346	$73	$273	$7,101	$1,026	$6,075
Equity in income of unconsolidated entities	$463	$663	$(200)	$1,374	$2,406	$(1,032)
Gain on disposition of real estate and real estate assets held for sale, net	$3,369	$42,814	$(39,445)	$96,339	$76,858	$19,481
Provision for income taxes	$(935)	$(1,054)	$(119)	$(2,794)	$(3,155)	$(361)

Interest Expense
The decrease in interest expense of $7.2 million and $17.4 million during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to a decrease in average debt outstanding and weighted average interest rates. At September 30, 2021, the Company had $5.7 billion of debt outstanding with a weighted average interest rate of 3.86%, as compared to $5.9 billion of debt outstanding with a weighted average interest rate of 4.19% at September 30, 2020.
Loss on Extinguishment and Forgiveness of Debt, Net
(Loss) gain on extinguishment and forgiveness of debt, net remained relatively constant during the three and nine months ended September 30, 2021, as compared to the same periods in 2020.
Other Income, Net
Other income, net remained relatively constant during the three months ended September 30, 2021, as compared to the same period in 2020. The increase of $6.1 million in other income, net during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to gains of $4.0 million recorded during the nine months ended September 30, 2021, related to real estate investments received associated with site improvements performed by the tenant, with no comparable activity during the same periods in 2020.
Equity in Income of Unconsolidated Entities
The decrease of $0.2 million and $1.0 million in equity in income during the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020 was primarily due to the Company’s purchase of the remaining interest in one unconsolidated joint venture during the fourth quarter of 2020.
Gain on Disposition of Real Estate and Real Estate Assets Held for Sale, Net
The decrease in gain on disposition of real estate and real estate assets held for sale, net of $39.4 million during the three months ended September 30, 2021, as compared to the same period in 2020 was due to the Company’s disposition of 31 properties for an aggregate sales price of $62.8 million which resulted in a gain of $3.4 million during the three months ended September 30, 2021, as compared to the disposition of 16 properties for an aggregate sales price of $157.0 million during the same period in 2020, which resulted in a gain of $42.9 million.
The increase in gain on disposition of real estate and real estate assets held for sale, net of $19.5 million during the nine months ended September 30, 2021, as compared to the same period in 2020 was due to the Company’s disposition of 83 properties for an aggregate sales price of $432.7 million which resulted in a gain of $96.5 million during the nine months ended September 30, 2021, as compared to the disposition of 63 properties for an aggregate sales price of $376.2 million during the same period in 2020, which resulted in a gain of $77.2 million.
Provision for Income Taxes
The provision for income taxes consists of certain state and local income and franchise taxes. The provision for income taxes remained relatively constant during the three and nine months ended September 30, 2021, as compared to the same periods in 2020.

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

The table below presents FFO and AFFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$61,613	$98,917	$260,239	$241,885
Dividends on Series F Preferred Stock	(3,124)	(10,771)	(15,897)	(36,667)
Gain on disposition of real estate assets and interests in unconsolidated joint ventures, net	(3,369)	(42,814)	(96,339)	(76,858)
Depreciation and amortization of real estate assets	106,290	107,869	319,430	339,855
Impairment of real estate	13,272	16,397	59,250	36,871
Proportionate share of adjustments for unconsolidated entities	1,365	1,635	4,004	3,912
FFO attributable to common stockholders and limited partners	176,047	171,233	530,687	508,998
Acquisition-related expenses	1,373	1,050	4,155	3,742
Merger, litigation and non-routine costs, net	9,445	105	16,118	(8,577)
(Gain) loss on investments	(19)	(76)	(692)	607
Amortization of premiums (discounts) on debt and investments, net	837	(201)	1,479	(1,252)
Amortization of above-market lease assets and deferred lease incentives, net of amortization of below-market lease liabilities	1,164	393	4,541	1,929
Net direct financing lease adjustments	384	381	1,124	1,118
Amortization and write-off of deferred financing costs	2,677	3,114	7,881	8,853
Loss (gain) on extinguishment and forgiveness of debt, net	5	(61)	2,102	1,419
Straight-line rent	(3,560)	(12,595)	(12,392)	(18,053)
Equity-based compensation	2,941	2,991	9,513	9,450
Other adjustments, net	415	379	(2,884)	1,048
Proportionate share of adjustments for unconsolidated entities	(155)	(166)	(435)	(678)
AFFO attributable to common stockholders and limited partners	$191,554	$166,547	$561,197	$508,604

Weighted-average shares of Common Stock outstanding - basic	229,271,106	216,737,561	229,227,755	216,002,172
Effect of weighted-average Limited Partner OP Units and dilutive securities (1)	908,334	290,114	661,115	285,993
Weighted-average shares of Common Stock outstanding - diluted (2)	230,179,440	217,027,675	229,888,870	216,288,165

AFFO attributable to common stockholders and limited partners per diluted share	$0.83	$0.77	$2.44	$2.35
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
•meet debt service and principal repayment obligations, including balloon payments on maturing debt and debt prepayments;
•pay dividends;
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
Disposition Activity
As part of our effort to optimize our real estate portfolio by focusing on holding core assets, during the nine months ended September 30, 2021, the Company disposed of 83 properties for an aggregate sales price of $432.7 million. We expect to continue to explore opportunities to sell additional properties to provide further financial flexibility, however, due to current economic circumstances, we may not be able to dispose of properties on advantageous terms or at all.
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
As of September 30, 2021, $88.0 million was outstanding under the Revolving Credit Facility. The maximum aggregate dollar amount of letters of credit that may be outstanding at any one time under the Credit Facility is $50.0 million. As of September 30, 2021, there were $1.3 million of letters of credit outstanding.

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
The Company believes that it was in compliance with the financial covenants pursuant to the Credit Agreement and is not restricted from accessing any borrowing availability under the Credit Facility as of September 30, 2021.
Corporate Bonds
Summary and Obligations
As of September 30, 2021, the Operating Partnership had $4.65 billion aggregate principal amount of Senior Notes outstanding. The indenture governing the Senior Notes requires that the Company be in compliance with certain key financial covenants, including maintaining the following:

Corporate Bond Key Covenants	Required
Limitation on incurrence of total debt	≤ 65%
Limitation on incurrence of secured debt	≤ 40%
Debt service coverage ratio	≥ 1.5x
Maintenance of total unencumbered assets	≥ 150%
As of September 30, 2021, the Company believes that it was in compliance with these financial covenants based on the covenant limits and calculations in place at that time.
On October 8, 2021, Realty Income announced the commencement of exchange offers and consent solicitations for all of the outstanding series of unsecured notes issued by the OP and guaranteed by the General Partner. The exchange offers and consent solicitations are being conducted in connection with, and are conditioned upon, the completion of the Merger.

Mortgage Notes Payable
Summary and Obligations
As of September 30, 2021, the Company had $1.0 billion of mortgage notes payable, which was collateralized by 216 properties, reflecting a decrease from December 31, 2020 of $341.4 million during the nine months ended September 30, 2021, primarily related to prepayments of mortgage notes payable. Our mortgage indebtedness bore interest at the weighted-average rate of 4.88% per annum and had a weighted-average maturity of 1.9 years. We may in the future incur additional mortgage debt on the properties we currently own or use long-term non-recourse financing to acquire additional properties.
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

Restrictions on Loan Covenants
Our mortgage loan obligations generally restrict corporate guarantees and require the maintenance of financial covenants, including maintenance of certain financial ratios (such as specified debt to equity and debt service coverage ratios), as well as the maintenance of a minimum net worth. The mortgage loan agreements contain no dividend restrictions except in the event of default or when a distribution would drive liquidity below the applicable thresholds. The Company believes that it was in compliance with the financial covenants under the mortgage loan agreements and had no restrictions on the payment of dividends as of September 30, 2021.
Dividends
On August 4, 2021, the Company’s Board of Directors declared a quarterly cash dividend for the third quarter of 2021 of $0.462 per share of Common Stock to stockholders of record as of September 30, 2021, which was paid on October 15, 2021. An equivalent distribution by the Operating Partnership is applicable per OP Unit.
On October 14, 2021, the Company’s Board of Directors declared a monthly cash dividend of $0.154 per share of Common Stock for the month of October, which represents one-third of its prior quarterly dividend. The dividend will be payable on November 15, 2021 to shareholders of record on November 2, 2021, only if the Merger has not closed prior to that date.
Redemptions of Series F Preferred Stock and Series F Preferred OP Units
On August 15, 2021, the Company redeemed all outstanding shares of Series F Preferred Stock. Concurrently with the redemption of the Series F Preferred Stock, VEREIT OP redeemed all outstanding Series F Preferred Units of VEREIT OP in accordance with the terms of VEREIT OP’s agreement of limited partnership. The shares of Series F Preferred Stock were redeemed at a redemption price of $25.00 per share.
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
During the nine months ended September 30, 2021, the Company issued an aggregate of 35,710 shares under the Prior ATM Program, at a weighted average price per share of $37.90, for gross proceeds of $1.4 million. The weighted average price per share, net of commissions, was $37.42, for net proceeds of $1.3 million. As of September 30, 2021, the Company sold an aggregate of $572.2 million under the Prior ATM Program, which had an initial capacity of $750.0 million. No shares were issued during the three months ended September 30, 2021. No shares have been issued under the New ATM Program as of September 30, 2021.
Share Repurchase Program
The Company has a share repurchase program (the “Share Repurchase Program”) that permits the Company to repurchase up to $200.0 million of its outstanding Common Stock through May 6, 2022. Under the Share Repurchase Program, repurchases can be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares in accordance with applicable securities laws and other legal requirements. The Share Repurchase Program does not obligate the Company to make any repurchases at a specific time or in a specific situation and repurchases are influenced by prevailing market conditions, the trading price of the Common Stock, the Company’s financial performance and other conditions. Shares of Common Stock repurchased by the Company under the Share Repurchase Program, if any, will be returned to the status of authorized but unissued shares of Common Stock. As of September 30, 2021, there were no share repurchases under the Share Repurchase Program.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2021 (in thousands):

		Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Principal payments - mortgage notes	$991,803	$399	$984,439	$2,216	$4,749
Interest payments - mortgage notes	89,600	12,351	76,122	640	487
Principal payments - Credit Facility	88,000	—	88,000	—	—
Interest payments - Credit Facility (1)	956	372	584	—	—
Principal payments - corporate bonds	4,650,000	—	500,000	1,150,000	3,000,000
Interest payments - corporate bonds	1,011,993	42,834	493,250	249,936	225,973
Operating and ground lease commitments	292,501	5,649	61,582	37,891	187,379
Other commitments (2)	1,293	1,293	—	—	—
Total	$7,126,146	$62,898	$2,203,977	$1,440,683	$3,418,588
____________________________________
(1)Interest payments due in future periods on the $88.0 million of variable rate debt were calculated using a forward LIBOR curve.
(2)Represents letters of credit outstanding.

Cash Flow Analysis for the nine months ended September 30, 2021
Operating Activities – During the nine months ended September 30, 2021, net cash provided by operating activities increased $50.2 million to $564.2 million from $514.0 million during the same period in 2020. The increase was primarily due to a decrease of $19.4 million in tenant receivables, net of reserves, an increase in accounts payable and accrued expenses of $21.0 million and a decrease in cash interest payments of $11.3 million, offset by an increase in merger costs of $22.3 million. In addition, the Company had $17.7 million of rent abatements during the nine months ended September 30, 2020, with no comparable activity during the same period in 2021.
Investing Activities – Net cash used in investing activities for the nine months ended September 30, 2021 increased $169.7 million to $35.1 million from $134.6 million net cash provided by investing activities during the same period in 2020. The increase was primarily related to an increase in cash used for investments in real estate assets of $272.0 million, offset by an increase in cash proceeds from dispositions of real estate and joint ventures of $73.5 million and a decrease in cash used for investments in unconsolidated entities of $19.2 million and mezzanine position of $10.0 million.
Financing Activities – Net cash used in financing activities for the nine months ended September 30, 2021 increased $589.6 million to $1.0 billion from $460.2 million during the same period in 2020. During the nine months ended September 30, 2021, the Company redeemed $473.1 million of Series F Preferred Stock, repaid $344.5 million of mortgage notes payable, paid $318.9 million of distributions and had net borrowings of $88.0 million on the Credit Facility. During the nine months ended September 30, 2020, the Company had net proceeds of $594.9 million from corporate bond offerings, paid $418.7 million of distributions, redeemed $300.1 million of Series F Preferred Stock, repaid $197.4 million of mortgage notes payable, had net repayments of $150.0 million on the Credit Facility, received $89.3 million of net proceeds from the issuance of Common Stock, and repurchased $69.4 million of convertible debt.
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
Interest Rate Risk
As of September 30, 2021, our debt included fixed-rate debt, with a fair value and carrying value of $6.1 billion and $5.6 billion, respectively. Changes in market interest rates on our fixed rate debt impact the fair value of the debt, but they have no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points, and the fixed rate debt balance remains constant, we expect the fair value of our debt to decrease, the same way the price of a bond declines as interest rates rise. The sensitivity analysis related to our fixed-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2021 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the fair value of our fixed rate debt of $291.5 million. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed-rate debt of $314.9 million.
As of September 30, 2021, our debt included variable-rate debt with a fair value and carrying value of $88.0 million. The sensitivity analysis related to our variable-rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2021 levels, with all other variables held constant. A 100 basis point increase or decrease in variable interest rates on our variable-rate debt would increase or decrease our interest expense by $0.9 million annually. See Note 6 – Debt to our consolidated financial statements.
As the information presented above includes only those exposures that existed as of September 30, 2021, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases of Equity Securities

Period	Total Number of Shares/ Units Redeemed (1)	Redemption Price Per Share/Unit
July 1, 2021 - July 31, 2021	—	$—
August 1, 2021 - August 31, 2021	14,871,246	25.00
September 1, 2021 - September 30, 2021	—	—
Total	14,871,246	$25.00
_______________________________________________
(1) During the three months ended September 30, 2021, the Company redeemed all outstanding shares of its Series F Preferred Stock.
We are authorized to repurchase shares of the General Partner’s Common Stock to satisfy employee withholding tax obligations related to stock-based compensation. During the third quarter of 2021, there were no repurchased shares of Common Stock or corresponding OP Units made in order to satisfy the minimum tax withholding obligation for state and federal payroll taxes. There were also no share repurchases under the Share Repurchase Program during the second quarter of 2021. See Note 12 – Equity for further discussion.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

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

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
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
Dated: October 29, 2021